Form 10-Q
period 1996-09-30
OUT TAKES INC
filed 1996-11-12
CIK 889353

==============================================================================
                                UNITED STATES
==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to

                       Commission File Number: 0-21322
                               OUT-TAKES, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                               95-4363944
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

               Suite 116
          1419 Peerless Place                           90035
        Los Angeles, California                       (Zip Code)
    (Address of principal executive
               offices)

                                (310) 788-9440
             (Registrant's telephone number including area code)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


   The number of shares outstanding of the registrant's common stock as of November 4, 1996 was 12,175,726.

                               OUT-TAKES, INC.

                        FORM 10-Q QUARTERLY REPORT FOR
                  QUARTERLY PERIOD ENDING SEPTEMBER 30, 1996


                              TABLE OF CONTENTS

                                                                           Page

PART I     FINANCIAL INFORMATION                                               1
     ITEM  FINANCIAL STATEMENTS                                                1
1.
           Balance Sheets
           As of September 30, 1996 and March 31, 1996  [Unaudited]            1
           Statements of Operations
           [Unaudited] -- for the three and six month periods ended            2
           September 30, 1996 and 1995
           Statements of Stockholders' Equity
           [Unaudited] -- for the six months ended September 30, 1996          3
           Statements of Cash Flows
           [Unaudited] -- for the six months ended September 30, 1996 and      4
           1995
           Notes to Financial Statements
           [Unaudited]                                                         5

     ITEM  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
2.         RESULTS OF OPERATION                                                8
           Overview                                                            8
           Results of Operations                                               9
           Liquidity and Capital Resources                                    13
           Other Matters                                                      13
PART II    OTHER INFORMATION                                                  14
     ITEM  EXHIBITS AND REPORTS ON FORM 8-K                                   14
6.

SIGNATURE                                                                     15


=============================================================================

==============================================================================

                                        3
                                    PART I
ITEM 1.  FINANCIAL STATEMENTS
                                  OUT-TAKES, INC.
                                   BALANCE SHEETS

                                    [Unaudited]     As of           As of
                                       Assets    September 30,     March 31,

                                                      1996           1996
                                                    ------------  -----------
Current Assets:
     Cash and Cash Equivalents                                $   $
                                                        119,960       61,672
     Prepaid Royalties                                    2,706        4,969
     Inventory                                           30,099       36,598
     Other Current Assets                                31,205       15,701
                                                    ------------    -----------
        Total Current Assets                            183,970      118,940
Non-Current Assets:
     Property, Plant & Equipment - Net                1,074,652    1,252,100
     Deposits                                            39,377       38,712
                                                    ------------  -----------
        Total Non-Current Assets                      1,114,029    1,290,812
                                                    ============  -----------
               Total Assets                                   $   $
                                                      1,297,999    1,409,752
                                                    ============   ===========

                       Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts Payable                                         $   $
                                                        122,025       88,923


     Accrued Payroll                                     31,593      218,291
     Accrued Expenses                                   210,101      203,928
     Notes Payable                                                    15,036
                                                         -
     Accrued Interest - Related Parties                   5,329       29,975
     Accrued Management Fee - Related Party             226,000      130,000
     Loan Payable - Related Parties                     160,545
                                                                      -
     Loan from Related Party                            519,500      649,500
                                                    ------------  -----------
          Total Current Liabilities                   1,275,093    1,335,653
Non-Current Liabilities:
     Notes Payable                                       48,000       48,000
     Loan Payable - Related Parties                      65,957
                                                                      -
                                                     ----------     -----------

          Total Non-Current Liabilities                 113,957       48,000
Commitments
                                                         -            -
Stockholders' Equity (Deficit):
     Preferred Stock, par value $.01 per share;
5,000,000 shares
       authorized; none issued                           -            -
    Common Stock, par value $.01 per share;
35,000,000 shares
      authorized (March 31,1996: 25,000,000);           124,682      111,682
12,468,122 shares issued
      (March 31, 1996: 11,168,122) of which 292,396
shares are in Treasury
    Capital in excess of par value                    9,318,180    9,071,180
    Accumulated deficit (includes $6,990,000 in
accumulated losses during                            (9,281,507)  (8,904,357)
       the development stage and a $722,000 loss on impairment of assets)

                                                      ---------      -----------
          Total                                         161,355      278,505
    Less:    Treasury Stock, at cost                   (108,406)    (108,406)
                Deferred Compensation                  (144,000)    (144,000)
                                                    ------------  -----------
Total Stockholders' Equity (Deficit)                    (91,051)      26,099
                                                    ------------      -------
                                                     ---------      ---------
          Total Liabilities and Stockholders' Equity          $   $
                                                      1,297,999    1,409,752
                                                    ============  ===========


   The Accompanying Notes are an Integral Part of These Financial Statements

================================================================================

================================================================================



                                 OUT-TAKES, INC.
                             STATEMENTS OF OPERATIONS
                                   [UNAUDITED]

                          Three Months Ended         Six Months Ended
                       ------------------------- --------------------------
                       September    September    September     September
                          30,          30,          30,           30,
                          1996         1995         1996         1995
                       ------------ ------------ ------------ -------------
                       ------------  ---------   -----------   -------------

Revenues               $            $            $                      $
                          657,643      444,838    1,125,830       802,064
                       ------------ ------------ ------------ -------------

Cost of Revenues:
   Compensation and       208,922      133,836      378,030       269,657
Related Benefits
   Depreciation and        80,618       34,970      160,195       118,381
Amortization
   Rent                    85,125       52,628      151,930        99,627
   Other Cost of          156,242       85,072      290,514       143,788
Revenues
                       ------------ ------------  ------------ -------------
      Total Cost of       530,907      306,506      980,669       631,453
      Revenues


                        --------        ------------ ------------ -------------
   Gross Income           126,736      138,332      145,161       170,611

General and
Administrative
Expenses:
   Compensation and       137,983       63,653      240,584       113,609
Related Benefits
   Professional Fees       25,248       29,188       41,282       160,490
   Management Fee -        65,000       50,000       96,000        50,000
Related Party
   Rent of Offices         10,671        4,350       21,111        11,030
   Loss on Disposal of                                                997
Plant and Equipment        -            -            -
   Depreciation and        22,736       24,117       45,472        77,542
Amortization
   Loss on Impairment                                             722,000
of Long-Lived Assets       -            -            -
   Other G & A Expenses    20,940       48,412       43,215        65,603
                        ------------ -------------  ------------ ------------
      Total Expenses      282,578      219,720      487,664     1,201,271
                       ------------ ------------ ------------ -------------

         Loss from       (155,842 )    (81,388 )   (342,503 )  (1,030,660 )
Operations
                       ------------ ------------ ------------ -------------

Other Income (Expense)
  Interest Income                        2,110          141         2,110
                           -
  Interest Expense         (1,280 )                  (1,280 )
                                        -                          -
  Interest Expense -      (15,460 )                 (33,508 )
Related Parties                         -                          -
                       ------------ ------------ ------------ -------------
    Total Other Income    (16,740 )      2.110      (34,647 )       2,110
(Expense)
                       ------------ ------------  ------------ -------------

Net Loss
                       (   172,582)  ( 79,278 ) ( 377,150 )  ( 1,028,550 )
                       ============ =========== ============= ===========

Net Loss per Share     ($ 0.01  ) ($  0.01   )  ( $ 0.03     ) ( $ 0.12     )


                       ============  ============ ============ =============

Weighted Average
   Common Shares       12,175,726   10,875,726   11,919,986     8,397,433
Outstanding
                       ============ ============ ============= ============



      The Accompanying Notes are an Integral Part of These Financial Statements

===============================================================================

================================================================================

                                 OUT-TAKES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   [UNAUDITED]





                                                  Capital
                             Common Stock        in Excess      Retained
                         ----------------------
                         Number of                of Par        Earnings     Treasury      Deferred
                           Shares      Amount      Value      (Deficiency)    Stock      Compensation      Total
                         -----------  ---------  ----------   -------------  ---------   --------------  -----------


Balance -- March 31,     11,168,122    111,682   9,071,180     ( 8,904,357)   (108,406)    (144,000)      26,099
1996

    Cash proceeds from
issuance of
         stock (see         650,000      6,500     123,500             -            -              -      130,000
           Note [4A])

    Stock issued upon
conversion of
        debt (see Note      650,000      6,500     123,500         -            -              -          130,000
      [4B])

    Net Loss for the
    six months                   -           -           -      (377,150)      -              -          (377,150)
         ended
September 30, 1996
                         ===========  =========  ==========   =============  =========   ==============  ===========

Balance as of September
30, 1996                 12,468,122    124,682   9,318,180      (9,281,507)   (108,406)   ( 144,000 )      (91,051)
                         ===========  =========  ==========   =============  =========   ==============  ===========






   The Accompanying Notes are an Integral Part of These Financial Statements
================================================================================
================================================================================

=========================================================================
==========================================================================

                                                            5


                                               OUT-TAKES, INC.

                                           STATEMENTS OF CASH FLOWS
                                                 [UNAUDITED]

                                                                   Six Months Ended
                                                           ------------------------
     OPERATING ACTIVITIES:                                    September    September
                                                                   30,          30,
                                                                  1996         1995
                                                             ----------  ------------

              Net Loss
                                                              ( 377,150 )   ( 1,028,550 )
                                                             ----------  ------------

              Adjustments to Reconcile Net Loss to
                 Net Cash Used in Operating Activities:
                       Depreciation and Amortization         $                     $
                                                               205,667       195,923
                       Loss on Impairment of Long-Lived                      722,000
                       assets                                                    -
                       Loss on Disposal of Plant and                             997
                       Equipment                                                 -

              Change in Assets and Liabilities:

                 (Increase) Decrease in:
                       Prepaid Royalties                         2,263        (1,956 )
                       Accounts Receivable                                    (1,572 )
                                                                 -
                       Deposits                                   (665 )           -
                       Inventory                                 6,499       (15,841 )
                       Due from Officers                                       3,500
                                                                 -
                       Other Current Assets                    (15,504 )      (3,561 )
                 Increase (Decrease) in:
                       Accounts Payable                         33,102      (120,261 )
                       Accrued Payroll                        (186,698 )      10,530
                       Accrued Expenses                          6,173         2,000
                       Notes Payable                           (15,036 )     (61,000 )
                       Accrued Interest -Related Parties       (24,646 )           -
                       Accrued Management Fee-Related Party     96,000        50,000
                       Loan Payable - Related Parties          226,502             -
                                                             ----------  ------------
                  Total Adjustments                          $                     $
                                                               333,657       780,759
                                                             ----------  ------------
               Net Cash used in Operating Activities
                                                               ( 43,493 )   ( 247,791 )
                                                             ----------  ------------
       INVESTING ACTIVITIES:

             Acquisition of Equipment and Leasehold
             Improvements                                    ( 28,219 )   ( 66,982 )
             Proceeds on Disposal of Plant and Equipment                      1,050
                                                                 -
                                                             ----------  ------------
               Net Cash Used in Investing Activities
                                                               ( 28,219 )   (65,932 )
                                                             ----------  ------------
       FINANCING ACTIVITIES:

             Proceeds from the Issuance of Stock             $                     $
                                                               130,000       510,000
                                                             ----------  ------------
               Net Cash Provided by Financing Activities     $                     $
                                                               130,000       510,000
                                                             ----------  ------------
       Net Increase in Cash and Cash Equivalents             $                     $
                                                                58,288       196,277

             Cash and Cash Equivalents - Beginning of           61,672        53,970
       Periods
                                                             ----------  ------------
             Cash and Cash Equivalents - End of Periods      $                     $
                                                               119,960       250,247
                                                             ==========  ============

       NON-CASH INVESTING AND FINANCING ACTIVITIES:
       On May 7, 1996, the majority  stockholder,  Photo  Corporation Group Pty.
       Ltd., converted $130,000 of its $649,500 loan payable into 650,000 shares of the Company's Common Stock.

           The Accompanying Notes are an Integral Part of These Financial
                                     Statements

================================================================================

================================================================================
                             OUT-TAKES, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               [UNAUDITED]



[1]   Summary of Significant Accounting Policies

      Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-K and Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three and six month periods ended September 30, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-KSB for the year ended March 31, 1996.

      Property, Plant and Equipment and Depreciation - The Company's property, plant and equipment is shown net of accumulated depreciation of $1,536,767 as of September 30, 1996, and $1,331,100 as of March 31, 1996.


 [2]  Net Loss Per Share

      Net loss per share was calculated based on the weighted average number of shares outstanding during the periods. Neither the 292,396 shares held in Treasury nor the 750,000 shares held in escrow pursuant to an escrow agreement between the founding stockholders and the Company have been included in the weighted average shares outstanding during the year as their inclusion would be anti-dilutive. The effect of outstanding stock warrants and options was not included in the calculations as their effect would also be anti-dilutive.

[3]   Notes Payable

      Notes payable of $15,036 at March 31,1996 represented the remaining outstanding balance of a Promissory Note of $173,425 due to the former corporate counsel to the Company pursuant to an agreement dated May 1, 1995. The balance has been repaid in full and the Promissory Note has been discharged as of September 30, 1996.

      A note payable of $48,000 is due to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations.

[4]   Capital Stock Transactions

      A.    Stock Subscription

      On April 24, 1996, the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the fair market value of the stock on April 24, 1996.

      On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock. The Company had received total payment on these subscriptions as of June 6, 1996.

                             OUT-TAKES, INC.

                      NOTES TO FINANCIAL STATEMENTS
                          [UNAUDITED, CONTINUED]




      B.    Debt to Equity Conversion

      On May 7, 1996, the majority stockholder, Photo Corporation Group Pty. Ltd. ("PCG"), converted $130,000 of its $649,500 loan payable into 650,000 shares of the Company's Common Stock. This represented a value of $0.20 per share of Common Stock, which was the fair market value on this date and the same price paid by the six independent investors (See Capital Stock Transactions, Note [4A]).

      C.    Increase in Authorized Number of Shares

      On July 24, 1996, at the Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock of the Company from 25,000,000 to 35,000,000.

[5]   Going Concern

      The Company incurred a net loss of $6,990,000 for the cumulative period from March 18, 1992 (inception) to December 31, 1994, the period during which the Company was considered to be a development stage enterprise. The Company commenced commercial operations on May 24, 1993 and the revenues generated by such operations have been insufficient to cover all of the Company's non-operating overhead.

      The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to have a successful commercial operating history.

[6]   Impairment of Long Lived Assets

      During the fiscal year ended June 30, 1995, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets.

      As a result of the Company's continuing operating losses and the information obtained during research and the development of the studio at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California (the "Irvine Studio"), the Company reviewed the carrying value of the assets at its studio at MCA/Universal CityWalk (the "CityWalk Studio") for impairment in the June 1995 quarter. Management determined that an impairment loss of $722,000 should be recognized. This loss was determined as the excess of carrying value over fair value. Fair value was determined by reference to costs for similar assets for the Irvine Studio.

      As a result of the significant technical and operating difficulties associated with its travelling studio, the Company reviewed the carrying value of the asset for impairment in the March 1996 quarter. Management determined that an impairment loss of $40,129 should be recognized to reduce the carrying value of the asset to its fair value of zero. Fair value was determined to be zero as the asset is not able to be placed into production in its present form.

                             OUT-TAKES, INC.

                      NOTES TO FINANCIAL STATEMENTS
                          [UNAUDITED, CONTINUED]



[7]   Related Party Transactions

      Robert Shelton, Vice President Development and a Director of the Company, and Leah Peterson Shelton, Vice President Operations, ceased employment with the Company and Mr. Shelton also ceased as a director of the Company from and effective September 1, 1996.


      Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 were consolidated into a loan on September 1, 1996 which is being repaid over the period through April 17, 1998. The loan is presented on the balance sheet as "Loan Payable - Related Parties". The loan is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996 between the Company, Mr. Shelton, Mrs. Peterson Shelton and PCG. Interest expense is incurred at the prime rate of interest (approximately 8.25%) and in the three months ended September 30, 1996 was $1,280. As of September 30, 1996, interest of $482 was accrued.

      The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

      Management fees of $226,000 payable to Photo Corporation of Australia Pty. Ltd., a subsidiary of PCG, were accrued pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995. These charges cover the period from July 1, 1995 through September 30, 1996. Management fees for the three months ended September 30, 1996 were $65,000.

      The Loan from Related Party of $519,500 ($649,500 as of March 31, 1996) was advanced by PCG. The proceeds of the loan were used predominantly to fund the construction of the Irvine Studio and to upgrade the technology in relation to the studio's operation. The loan is unsecured and is payable on demand. Interest expense is incurred at a rate of 10% per annum and in the three months ended September 30, 1996 was $13,853. As of September 30, 1996, interest of $5,329 was accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere in this Form 10-Q.

Overview

      The Company currently operates two photographic portrait studios, the first of which was opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The second studio opened on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The following table summarizes the Company's results for the three and six month periods ended September 30, 1996 and September 30, 1995.

                            3 months ended              6 months ended
                       --------------------------  -------------------------
                        Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                          1996          1995          1996          1995
                       ------------  ------------  ------------  ------------

Gross Sales Revenue    $             $             $             $
                          657,643       444,838     1,125,830       802,064

Gross Income              126,736       138,332       145,161       170,611

Adjusted Net Loss for    (121,332 )1     (79,278 )    (325,900 )1  (196,550 )2,3
the Period

Adjusted Net Loss per
Share                       ( 0.01 )       ( 0.01 )       ( 0.03 )     ( 0.02 )

Closing Bid Price per
    Share of Common    $             $             $             $
Stock                        0.10          0.15          0.10          0.15
-------------------------------------------------------------------------------

   As indicated in the following  notes, the figures have been adjusted in order to facilitate comparison:
1 The net loss for the three and six month periods  ended Sept.  30,
   1996 excludes termination payments totaling $51,250 paid to 2 officers of the Company.

   The net loss for the six month period ended Sept. 30, 1995 3 excludes $110,000 of non-recurring professional costs associated with closing the Photo Corporation Group Pty. Ltd. ("PCG") transaction.

   The net loss for the six month  period  ended Sept.  30, 1995 also
   excludes  a  $722,000   non-recurring   loss  on   impairment   of
   long-lived assets, a non-cash accounting adjustment pursuant to the adoption of SFAS No. 121.
   ---------------------------------------------------------------------

      As noted in the table presented above, the Company continues to operate at a net loss. This is predominantly due to the poor performance of the Irvine Studio and to the Company's historically high overhead costs.

      Management's focus is on improving revenues from the Irvine Studio by developing marketing programs to attract more customers and creating a background image portfolio suitable for the market in which the Irvine Studio is located. There is no assurance that this program for the Irvine Studio will be successful.

      The Company is committed to continuing to minimize overheads to reduce the cash outflow from operations.

      The Company's short term objectives are to increase the revenues of the Irvine Studio, reduce operating expenses further and as a consequence improve cash flows to reduce liabilities and to enable additional studios to be opened in the future. Net losses (which include depreciation expenses of approximately $103,000 per quarter) are expected to continue until the Company opens additional studios or revenues from the two existing studios, especially the Irvine Studio, increase substantially.

      The Company's cash position has stabilized with the injection of further capital during the fiscal quarter ended June 30, 1996. On April 24, 1996 the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the fair market value of the stock on April 24, 1996 as determined by the Company's Board of Directors. On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock with all of the subscription price being paid by June 6, 1996. On May 7, 1996, PCG converted $130,000 of its $649,500 loan payable into 650,000 shares of Common Stock. This represented a value of $0.20 per share of Common Stock, which was the fair market value on this date and the same price paid by the six independent investors.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

      The following  table shows  Revenues,  Cost of Revenues and Gross Income /
(Loss) during the three months ended September 30, 1996 and 1995, by studio.


                    Fiscal Quarter Ended Sept.     Fiscal Quarter Ended Sept.
                             30, 1996                       30, 1995
                   -----------------------------
                   -----------------------------   ----------------------------
                     CityWalk         Irvine         CityWalk        Irvine
                      Studio          Studio          Studio         Studio
                                     (Opened                       (Not Open)
                                     12/9/95)
                   --------------  -------------   -------------  -------------

Revenues                       $              $               $         -
                         510,916        146,727         444,838
Cost of Revenues:

Compensation &                                                         -
   Related               128,049         80,873         133,836
Benefits
Depreciation &
   Amortization           35,948         44,670          34,970
Rent                      62,189         22,936          52,628        -
Other    Cost   of        92,964         63,278          85,072        -
Revenues
                   --------------  -------------   -------------  -------------
     Total    Cost
of
                         319,150        211,757         306,506        -
Revenues
                   --------------  -------------   -------------  -------------

Gross                          $             ($  )            $        -
Income/(Loss)            191,766         65,030         138,332
                   ==============  =============   =============  =============


      In the fiscal quarter ended September 30, 1996, the Company generated $657,643 in revenues, compared to revenues of $444,838 during the same period last year, a net increase of $212,805. CityWalk Studio revenues increased by $66,078 to $510,916, an increase of 15%. Revenues from the Irvine Studio in the fiscal quarter ended September 30, 1996 were $146,727.

      Cost of revenues increased to $530,907 overall during the fiscal quarter ended September 30, 1996, compared to $306,506 for the same period last year.

      Cost of revenues for the CityWalk Studio increased by $12,644, or 4% in the fiscal quarter ended September 30, 1996 to $319,150 as compared to $306,506 in the same period last year. Compensation and related benefits for the CityWalk studio were $5,787 lower than in the fiscal quarter ended September 30, 1995, despite the increase in revenues, as a result of a combination of tighter control over the number of hours worked in the studio and the entire costs associated with the Vice President Operations and the Vice President Development being classified under general and administrative expenses in the fiscal quarter ended September 30, 1996. Depreciation for the CityWalk Studio was higher by $978 as a result of the purchase, and consequent depreciation, of additional equipment. Rent for the CityWalk Studio was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than in the previous period by $66,078. Other cost of revenues for the CityWalk Studio increased by $7,892 due to the increase in variable costs resulting from the higher revenues. The CityWalk Studio earned gross income of $191,766 during the fiscal quarter ended September 30, 1996 compared to gross income of $138,332 for the same period last year, an improvement of $53,434, or 39%.

      Cost of revenues for the Irvine Studio was $211,757 resulting in a gross loss of $65,030. Included in cost of revenues was $44,670 of depreciation, a non-cash expense. The Irvine Studio is performing well below expectation and the Company is continuing to develop the portfolio of products available at the Irvine Studio as well as pursuing business opportunities through corporate accounts and marketing activities to consumers in the greater Orange County area in an endeavor to improve its revenues.

      Overall, the Company earned gross income of $126,736 during the fiscal quarter ended September 30, 1996 compared to gross income of $138,332 for the same period last year. The reduction in gross income of $11,596 comprises the gross loss of $65,030 incurred by the Irvine Studio, offset by the increase in gross income of $53,434 earned by the CityWalk Studio.

      General and administrative expenses increased by $62,858 to $282,578 in the quarter ended September 30, 1996 from $219,720 in the same period last year, an increase of 29%. Compensation and related benefits increased by $74,330 to $137,983 as compared to $63,653 for the same period last year. This increase was the result of termination payments totaling $51,250 made to the Vice President Operations and the Vice President Development, the full allocation of costs of the Vice President Operations and the Vice President Development to general and administrative expenses up until the time of their cessation of employment, and the appointment of a part-time Accounting Assistant. Professional fees decreased in the fiscal quarter ended September 30, 1996 to $25,248 from $29,188 in the same period last year. General and administrative expenses for the fiscal quarter ended September 30, 1996 include $65,000 of management fees payable to Photo Corporation of Australia Pty. Ltd. ("PCA"), a subsidiary of PCG, pursuant to the Personnel Consulting Agreement dated June 28, 1995 as compared to $50,000 for the same period last year, an increase of $15,000. Depreciation and amortization costs were lower as a result of previously non-producing assets being put into production in the Irvine Studio and the consequential depreciation charge being reported in cost of revenues. Other general and administrative expenses decreased by $27,472 to $20,940 for the fiscal quarter ended September 30, 1996, compared to $48,412 for the same period last year due to tighter cost controls and the allocation of costs to the studios which previously had been classified as general and administrative expenses.

      The loss from operations of the Company for the three month period ended September 30, 1996 was $155,842, compared with a loss from operations for the three month period ended September 30, 1995, of $81,388.

      Interest charges totaling $16,740 were incurred on the loan from PCG and on the deferred salaries accrual owing to former executives of the Company. There were no such charges in the prior year.

      The net loss of the Company for the fiscal quarter ended September 30, 1996 was $172,582 as compared to a net loss of $79,278 incurred in the same period last year.







Six Months Ended September 30, 1996 Compared to Six Months Ended September 30, 1995.

      The following  table shows  Revenues,  Cost of Revenues and Gross Income /
(Loss) during the six months ended September 30, 1996 and 1995, by studio.



                    Six Months Ended Sept. 30,     Six Months Ended Sept. 30,
                               1996                           1995
                   -----------------------------
                   -----------------------------   ----------------------------
                     CityWalk         Irvine         CityWalk        Irvine
                      Studio          Studio          Studio         Studio
                                     (Opened                       (Not Open)
                                     12/9/95)
                   --------------  -------------   -------------  -------------

Revenues                       $              $               $         -
                         844,213        281,617         802,064
Cost of Revenues:

Compensation &                                                         -
   Related               237,135        140,895         269,657
Benefits
Depreciation &
   Amortization           71,782         88,413         118,381
Rent                     106,138         45,792          99,627        -
Other    Cost   of       170,794        119,720         143,788        -
Revenues
                   --------------  -------------   -------------  -------------
     Total    Cost
of
                         585,849        394,820         631,453        -
Revenues
                   --------------  -------------   -------------  -------------

Gross                          $                           $        -
Income/(Loss)            258,364      (113,203 )         170,611
                   ==============  =============   =============  =============


      In the six months ended September 30, 1996, the Company generated $1,125,830 in revenues, compared to revenues of $802,064 during the same period last year, for a net increase of $323,766. CityWalk Studio revenues increased by $42,149 to $844,213, an increase of 5%. Revenues from the Irvine Studio in the six months ended September 30, 1996 were $281,617.

      Cost of revenues increased by 55% to $980,669 overall during the six months ended September 30, 1996, compared to $631,453 for the same period last year.

      Cost of revenues for the CityWalk Studio decreased by $45,604, or 7% in the six months ended September 30, 1996 to $585,849 as compared to $631,453 in the same period last year. Compensation and related benefits for the CityWalk studio were, despite the increase in revenues, $32,522 lower than in the six months ended September 30, 1995 as a result of the combination of tighter control over the number of hours worked in the studio and the entire costs associated with the Vice President Operations and the Vice President Development being classified under general and administrative expenses in the six months ended September 30, 1996. Depreciation for the CityWalk Studio was lower by $46,599 as a result of the adoption in June 1995 of SFAS No. 121 and the recognition pursuant thereto of a $722,000 loss on impairment of CityWalk Studio assets. Rent for the CityWalk Studio was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than in the previous period by $42,149. Other cost of revenues for the CityWalk Studio increased by $27,006 as a result of the allocation of costs to the studio which in the six months ended September 30, 1995 had been classified as general and administrative expenses. The CityWalk Studio earned gross income of $258,364 during the six months ended September 30, 1996 compared to a gross income of $170,611 for the same period last year, an improvement of $87,753, or 51%.

      Cost of revenues for the Irvine Studio was $394,820, resulting in a gross loss of $113,203. Included in cost of revenues was $88,413 of depreciation, a non-cash expense. The Irvine Studio is performing well below expectation and the Company is continuing to develop the portfolio of products available at the Irvine Studio as well as pursuing business opportunities through corporate accounts and marketing activities to consumers in the greater Orange County area in an endeavor to improve its revenues.

      Overall, the Company earned gross income of $145,161 during the six months ended September 30, 1996 compared to gross income of $170,611 for the same period last year. The reduction in gross income of $25,450 comprises the gross loss of $113,203 incurred by the Irvine Studio, offset by the increase in gross income of $87,753 earned by the CityWalk Studio.

      General and administrative expenses for the six months ended September 30, 1995 includes a $722,000 non-cash loss on impairment of long-lived assets and $110,000 of non-recurring professional cost expenses relating to the PCG transaction. General and administrative expenses for the six months ended
September 30, 1996 include $96,000 of management fees payable to Photo Corporation of Australia Pty. Ltd. ("PCA"), a subsidiary of PCG, pursuant to the Personnel Consulting Agreement dated June 28, 1995 (as compared to $50,000 for the same period last year) and termination payments to former officers of the Company totaling $51,250. After adjusting for the above items, the Company's general and administrative expenses increased by $21,143 to $340,414 in the six months ended September 30, 1996 from $319,271 in the same period last year, an increase of 7%. Compensation and related benefits, excluding the termination payments to former officers of the Company totaling $51,250, increased by $75,725 to $189,334 as compared to $113,609 for the same period last year. This increase was the result of the full allocation of costs of the Vice President Operations and the Vice President Development to general and administrative expenses up until the time of their cessation of employment and the appointment of a part-time Accounting Assistant. Professional fees decreased in the six months ended September 30, 1996 to $41,282 from $50,490 (excluding the $110,000 non-recurring professional costs referred to above) in the same period last year. Depreciation and amortization costs were lower as a result of previously non-producing assets being put into production in the Irvine Studio and the consequential depreciation charge being reported in cost of revenues and as a result of the impact of the Company's adoption of SFAS No. 121. Other general and administrative expenses decreased by $22,388 to $43,215 for the six months ended September 30, 1996, compared to $65,603 for the same period last year due to tighter cost controls and the allocation of costs to the studios which previously had been classified as general and administrative expenses.

      During the months of July through November, 1995, the Company designed and constructed the Irvine Studio. In connection with this work and the Company's continuing operating losses, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. In this regard, the Company reviewed the carrying value of its CityWalk Studio assets for impairment and determined that an impairment loss of $722,000 should be recognized in June 1995. This loss was reflected in the Company's statement of operations for the six months ended September 30, 1995. The loss was calculated as the excess of carrying value over fair value, the latter determined by reference to prices for the Irvine Studio assets. This adjustment did not affect the Company's working capital.

      After adjusting for non-recurring items as described above, the loss from operations of the Company for the six months ended September 30, 1996 was $291,253, compared with a loss from operations for the six month period ended September 30, 1995, of $198,660, an increase in the loss of $92,593 over the same period last year.

      Interest charges totalling $34,788 were incurred on the loan from PCG and on the deferred salaries accrual owing to former officers of the Company. There were no such charges in the prior year.

      The net loss of the Company for the six months ended September 30, 1996 was $377,150 as compared to a net loss of $1,028,550 incurred in the same period last year.

      As of September 30, 1996, the Company has net operating loss carry forwards of approximately $9.3 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the PCG transaction. The losses will expire in June, 2011.


Liquidity and Capital Resources

      On September 30, 1996, the Company had a working capital deficit of $1,091,123 as compared to a working capital deficit on March 31, 1996 of $1,216,713. The reduction in working capital deficit of $125,590 was primarily attributable to the cash proceeds of stock subscriptions received in the fiscal quarter ended June 30, 1996 from six investors totaling $130,000 for 650,000 shares of Common Stock.

      On April 24, 1996, the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the fair market value of the stock on April 24, 1996. On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock with the subscription price being received in the fiscal quarter ended June 30, 1996. On May 7, 1996, PCG converted $130,000 of its $649,500 loan payable into 650,000 shares of Common Stock. This represented a value of $0.20 per share of Common Stock and was the same price paid by the six investors.

      Net cash used in operating activities was $43,493 for the six months ended September 30, 1996, compared to $247,791 for the same period last year. This decrease was a result of the Company having virtually completed the previously agreed repayments over time of certain long outstanding trade payables and accrued liabilities, agreements entered into in fiscal 1995. The Company currently has no commitments for capital expenditure.

      The Company does not currently have any established, external sources of funding. To the extent that the Company requires additional funds, it would currently seek to raise such funds through the sale of securities or through new borrowings from PCG. However, no assurance can be given that additional funds can be obtained from such sources.


Other Matters

      On August 31, 1996, Michael C. Roubicek, Vice President of the Company, was elected to the Board of Directors of the Company to fill the vacancy created by Mr. Shelton's cessation as a director of the Company.

PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            10.30 Settlement  and  Mutual  Release  Agreement  with  two  former officers of the Company, as of September 1, 1996.


      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Out-Takes, Inc.




Dated:   November 4, 1996                  By:
                                           -----------------------------------
                          Peter C. Watt, President and
                           Principal Financial Officer