Form 10-Q
period 1996-12-31
OUT TAKES INC
filed 1997-02-12
CIK 889353

===============================================================================
                                  UNITED STATES
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the  quarterly period ended December 31, 1996
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                        Commission File Number: 0-21322
                                OUT-TAKES, INC.
             (Exact name of registrant as specified in its charter)


                               Delaware 95-4363944
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                                    Suite 116
                               1419 Peerless Place
                    Los Angeles, California 90035 (Zip Code)
                    (Address of principal executive offices)

                                 (310) 788-9440
               (Registrant's telephone number including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares outstanding of the registrant's common stock as of February 12, 1997 was 20,495,726.

                        OUT-TAKES, INC.

                FORM 10-Q QUARTERLY REPORT FOR
          QUARTERLY PERIOD ENDING DECEMBER 31, 1996


                        TABLE OF CONTENTS

                                                                            Page

PART I           FINANCIAL INFORMATION                                        1
     ITEM 1.     FINANCIAL STATEMENTS                                         1
                 Balance Sheets
                 As of December 31, 1996 and March 31, 1996 [Unaudited] 1 Statements of Operations
                 [Unaudited] -- for the three and nine month periods
                 ended December 31, 1996 and 1995                             2
                 Statement of Stockholders' Equity
                 [Unaudited] -- for the nine months ended December 31, 1996 3 Statements of Cash Flows
                 [Unaudited] -- for the nine months ended December 31, 1996
                 and 1995                                                     4
                 Notes to Financial Statements
                 [Unaudited]                                                  5

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATION                                     8

                 Overview                                                     8
                 Results of Operations                                        9
                 Liquidity and Capital Resources                             13
                 Other Matters                                               13
PART II          OTHER INFORMATION                                           14
     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURE                                                                    15

================================================================================
2
================================================================================

                                                         3
                                                      PART I
ITEM 1.  FINANCIAL STATEMENTS
                                                   OUT-TAKES, INC.
                                                   BALANCE SHEETS
                                                    [Unaudited]
                                                       Assets



                                                                                  As of              As of
                                                                               December 31,         March 31,
                                                                                   1996               1996

                                                                             ----------------   -----------------
Current Assets:
     Cash and Cash Equivalents                                                $      43,177       $      61,672
     Prepaid Royalties                                                                2,582               4,969
     Inventory                                                                       37,040              36,598
     Other Current Assets                                                            28,594              15,701
                                                                              ---------------    ---------------

        Total Current Assets                                                        111,393             118,940
Non-Current Assets:
     Property, Plant & Equipment - Net                                              977,913           1,252,100
     Deposits                                                                        40,777              38,712
                                                                             ----------------   -----------------
        Total Non-Current Assets                                                  1,018,690           1,290,812
                                                                             ================   -----------------
               Total Assets                                                     $ 1,130,083         $ 1,409,752
                                                                             ================   =================


                                          Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts Payable                                                          $    134,499       $      88,923



     Accrued Payroll                                                                 16,120             218,291
     Accrued Expenses                                                               189,062             203,928
     Notes Payable                                                                       -               15,036
     Accrued Interest - Related Parties                                               4,071              29,975
     Accrued Management Fee - Related Party                                              -              130,000
     Loan Payable - Related Parties                                                 137,760                  -
     Loan from Related Party                                                         50,500             649,500
                                                                             ----------------   -----------------
          Total Current Liabilities                                                 532,012           1,335,653
Non-Current Liabilities:
     Notes Payable                                                                   48,000              48,000
     Loan Payable - Related Parties                                                  33,652                  -
                                                                             ----------------   -----------------

          Total Non-Current Liabilities                                              81,652              48,000
Commitments                                                                              -                   -
Stockholders' Equity:
     Preferred Stock, par value $.01 per share; 5,000,000 shares
       authorized; none issued                                                           -                   -
    Common Stock, par value $.01 per share; 35,000,000 shares
      authorized (March 31,1996: 25,000,000); 20,788,122 and 11,168,122
      shares issued as of December 31, 1996 and March 31, 1996 respectively,        207,882             111,682
      of which 292,396 shares are in Treasury
    Capital in excess of par value                                               10,014,980           9,071,180
    Accumulated deficit (includes $6,990,000 in accumulated losses during
       the development stage and a $722,000 loss on impairment of assets)        (9,454,037 )        (8,904,357 )
                                                                             ----------------   -----------------

          Total                                                                     768,825             278,505
    Less:    Treasury Stock, at cost                                               (108,406 )          (108,406 )
                Deferred Compensation                                              (144,000 )          (144,000 )
                                                                             ----------------   -----------------
Total Stockholders' Equity                                                          516,419              26,099
                                                                             ----------------   -----------------
                                                                             ================   =================
          Total Liabilities and Stockholders' Equity                            $ 1,130,083         $ 1,409,752
                                                                             ================   =================

      The Accompanying Notes are an Integral Part of These Financial Statements


=========================================================================================================================

=========================================================================================================================




                                                    OUT-TAKES, INC.
                                                STATEMENTS OF OPERATIONS
                                                      [UNAUDITED]

                                          Three Months Ended                    Nine Months Ended
                                  -----------------------------------  ------------------------------------
                                     December 31,      December 31,       December 31,       December 31,
                                        1996              1995               1996               1995
                                  ----------------  -----------------  -----------------  -----------------


Revenues                            $    520,666      $     375,711      $   1,646,496      $   1,177,775
                                  ----------------  -----------------  -----------------  -----------------

Cost of Revenues:
   Compensation and Related              191,321            122,027            569,351            391,684
Benefits
   Depreciation and Amortization          80,777             64,758            240,972            183,139
   Rent                                   77,466             51,446            229,396            151,073
   Other Cost of Revenues                156,021            121,759            446,535            265,547
                                  ----------------  -----------------  -----------------  -----------------

      Total Cost of Revenues             505,585            359,990          1,486,254            991,443

                                  ----------------   -----------------  -----------------  -----------------
   Gross Income                           15,081             15,721            160,242            186,332

General and Administrative
Expenses:
   Compensation and Related               61,782             96,342            302,366            209,951
Benefits
   Professional Fees                      19,362             25,357             60,644            185,847
   Management Fee -  Related Party        35,000             50,000            131,000            100,000
   Rent of Offices                         9,847              4,350             30,958             15,380
   (Profit) / Loss on Disposal of           (658 )                                (658 )              997
Plant and                                                  -
   Equipment
   Depreciation and Amortization          22,863             24,688             68,335            102,230
   Loss on Impairment of                                                                          722,000
Long-Lived Assets                       -                  -                  -
   Other G & A Expenses                   28,512             25,856             71,727             91,459

                                  ----------------  -----------------  -----------------  -----------------
      Total Expenses                     176,708            226,593            664,372          1,427,864
                                  ----------------  -----------------  -----------------  -----------------

         Loss from Operations           (161,627 )         (210,872 )         (504,130 )       (1,241,532 )
                                  ----------------  -----------------  -----------------  -----------------

Other Income (Expense)
  Interest Income                                               794                141              2,904
                                        -
  Interest Expense                        (2,823 )                              (4,103 )
                                                           -                                     -
  Interest Expense - Related              (8,080 )                             (41,588 )
Parties                                                    -                                     -
                                  ----------------  -----------------  -----------------  -----------------
    Total Other Income (Expense)         (10,903 )              794            (45,550 )            2,904
                                  ----------------  -----------------
                                                                       -----------------  -----------------

Net Loss                           ($    172,530 )   ($     210,078 )   ($     549,680 )   ($   1,238,628 )
                                  ================  =================  =================  =================


Net Loss per Share                            ($ )               ($ )               ($ )               ($ )
                                            0.01               0.02               0.04               0.13
                                  ================  =================  =================  =================


Weighted Average
   Common Shares Outstanding          15,160,072         10,875,726         13,003,940          9,223,531
                                  ================  =================  =================   =================


 The Accompanying Notes are an Integral Part of These Financial Statements



===================================================================================================================================
                                                                OUT-TAKES, INC.
===================================================================================================================================
                                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  [UNAUDITED]





                                                                Capital
                                              Common Stock                      Retained
                                     -------------------------- in excess
                                       Number of                 of Par          Earnings      Treasury       Deferred
                                         Shares     Amount       Value         (Deficiency)      Stock       Compensation     Total
                                   ------------- ----------- -------------  --------------- -------------- -------------- ----------


Balance -- March 31, 1996            11,168,122  $  111,682  $  9,071,180      ($ 8,904,357)  ($ 108,406)    ($ 144,000)   $  26,099

    Cash proceeds from issuance of
         stock (see Note [4B])          650,000       6,500       123,500             -              -                       130,000

    Stock issued upon conversion of
        debt (see Note [4C])          8,970,000      89,700       820,300             -              -                       910,000

    Net Loss for the nine months
         ended December 31, 1996           -              -           -           (549,680)          -                     (549,680)
                                     ============  =========   ===========     ============   ==============   ==========  =========
Balance as of December 31, 1996       20,788,122  $  207,882   $10,014,980     ($ 9,454,037)   ($ 108,406)     ($ 144,000)  $516,419


                                     ===========   =========   ============    =============   ==============  ===========  ========








    The Accompanying Notes are an Integral Part of These Financial Statements


====================================================================================================================================
====================================================================================================================================

                                                 OUT-TAKES, INC.
                                             STATEMENTS OF CASH FLOWS
                                                   [UNAUDITED]
                                                                                             Nine Months Ended

                                                                                     -----------------------------------
OPERATING ACTIVITIES:                                                                 December 31,       December 31,

                                                                                          1996               1995
                                                                                     ----------------   ----------------
       Net Loss                                                                        ($  549,680 )   ($   1,238,628 )

                                                                                     ----------------   ----------------

       Adjustments to Reconcile Net Loss to
          Net Cash Used in Operating Activities:
                Depreciation and Amortization                                        $       309,307     $      285,369
                Loss on Impairment of Long-Lived Assets                                          -              722,000
                (Profit)/Loss on Disposal of Plant and Equipment                               (658)                997

       Change in Assets and Liabilities:

          (Increase) Decrease in:
                Prepaid Royalties                                                              2,387              1,332
                Accounts Receivable                                                              -               (3,262 )
                Deposits                                                                      (2,065 )          (17,440 )
                Inventory                                                                       (442 )           (8,743 )
                Other Current Assets                                                         (12,893 )           (2,544 )
                Other Non-Current Assets                                                         -              (66,687 )
          Increase (Decrease) in:
                Accounts Payable                                                              45,576           (169,028 )
                Accrued Payroll                                                             (202,171 )           21,404
                Accrued Expenses                                                             (14,866 )          115,851
                Notes Payable                                                                (15,036 )              -
                Accrued Interest -Related Parties                                            (25,904 )              -
                Accrued Management Fee-Related Party                                         131,000            100,000
                Loan Payable - Related Parties                                               171,412                -
                                                                                     ----------------   ----------------
           Total Adjustments                                                          $      385,647      $     979,249

                                                                                     ----------------   ----------------
        Net Cash used in Operating Activities                                        ($      164,033 )   ($     259,379)

                                                                                     ----------------   ----------------
INVESTING ACTIVITIES:

      Acquisition of Equipment and Leasehold Improvements                                   ($35.462 )        ($645,076 )

      Proceeds on Disposal of Plant and Equipment                                              1,000              1,050
                                                                                     ----------------   ----------------
        Net Cash Used in Investing Activities                                         ($      34,462 )   ($     644.026 )

                                                                                     ----------------   ----------------
FINANCING ACTIVITIES:

      Proceeds from the Issuance of Stock                                              $     130,000      $     510,000
                                                                                             130,000
      Proceeds from Notes Payable                                                                -               39,425
      Loan from Related Party                                                                 50,000            449,500

      Payment of Notes Payable                                                                   -              (61,000 )
                                                                                     ----------------   ----------------
        Net Cash Provided by Financing Activities                                    $       180,000    $       937,925
                                                                                     ----------------   ----------------
Net (Decrease) Increase in Cash and Cash Equivalents                                ($        18,495 )  $        34,520


      Cash and Cash Equivalents - Beginning of Periods                                        61,672             53,970
                                                                                     ----------------   ----------------
      Cash and Cash Equivalents - End of Periods                                     $        43,177     $       88,490

                                                                                     ================   ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
On May 7, 1996, the majority stockholder, Photo Corporation Group Pty. Ltd. "PCG", converted $130,000 of its $649,500 loan payable into 650,000 shares of the Company's Common Stock. On November 29, 1996, PCG converted an additional $780,000 into 8,320,000 shares of the Company's Common Stock. This represented loan principal of $519,000 and accrued management fees of $261,000 payable to Photo Corporation of Australia Pty Limited ("PCA") which debt was assumed by Photo Corporation Group Pty Limited ("PCG")

  The Accompanying Notes are an Integral Part of These Financial Statements

[1]      Summary of Significant Accounting Policies

         Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-K and Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three and nine month periods ended December 31, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-KSB for the year ended March 31, 1996.

         Property,   Plant  and  Equipment  and  Depreciation  -  The  Company's
property, plant and equipment is shown net of accumulated depreciation of $1,638,857 as of December 31, 1996, and $1,331,100 as of March 31, 1996.

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

[3]      Notes Payable

         Notes payable of $15,036 at March 31,1996 represented the remaining outstanding balance of a Promissory Note of $173,425 due to the former corporate counsel to the Company pursuant to an agreement dated May 1, 1995. The balance has been repaid in full and the Promissory Note has been discharged as of December 31, 1996.

         A note payable of $48,000 is due to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations.

[4]      Capital Stock Transactions

         A.       Authorization for Issuance of Additional Shares

         On April 24, 1996, the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the Board of Directors' determination of the fair market value for restricted shares of stock on April 24, 1996.

         On November 29, 1996 the Board of Directors agreed to reduce the price for any additional issuance of shares of Common Stock to $0.09375, which represented the fair market value at that time.

                                 OUT-TAKES, INC.


                        NOTES TO FINANCIAL STATEMENTS
                          [Unaudited, continued ]



          [4]     Capital Stock Transactions (continued)

         B.       Stock Subscription

         On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock. The Company received total payment on these subscriptions as of June 6, 1996.

         C.       Debt to Equity Conversion

         On May 7, 1996, the majority stockholder, Photo Corporation Group Pty. Ltd. ("PCG"), converted $130,000 of its $649,500 loan payable into 650,000 shares of the Company's Common Stock. This represented a value of $0.20 per share of Common Stock, which represented the Board of Directors' determination of the fair market value on this date and the same price also paid by the six independent investors in May 1996 (See Capital Stock Transactions, Note [4B]).

         On November 29, 1996, PCG converted $519,000 of the remaining $519,500 note payable, together with $261,000 of accrued management fees payable to Photo Corporation of Australia Pty Limited ("PCA"), which debt was assumed by PCG, into 8,320,000 shares of the Company's Common Stock. This represented a value of $0.09375 per share of Common Stock, which the Board of Directors determined to be a fair price at that time. In addition, PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995 for a period of two years commencing December 1, 1996.

         D.       Increase in Authorized Number of Shares

         On July 24, 1996, at the Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock of the Company from 25,000,000 to 35,000,000.

[5]      Going Concern

         The Company incurred a net loss of $6,990,000 for the cumulative period from March 18, 1992, (inception) to December 31, 1994, the period during which the Company was considered to be a development stage enterprise. The Company commenced commercial operations on May 24, 1993 and the revenues generated by such operations have been insufficient to cover all of the Company's non-operating overhead.

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


                               OUT-TAKES, INC.


                       NOTES TO FINANCIAL STATEMENTS
                           [Unaudited, continued]



[6]      Impairment of Long Lived Assets (continued)

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

         Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 were consolidated into a loan on September 1, 1996, which is being repaid over the period through April 17, 1998. The loan is presented on the balance sheet as "Loan Payable - Related Parties". The loan is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996, between the Company, Mr. Shelton, Mrs. Peterson Shelton and PCG. Interest expense is incurred at the prime rate of interest (approximately 8.25%) and in the nine months ended December 31, 1996, was $2,823. As of December 31, 1996, interest of $554 was accrued.

         The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

         Management fees of $261,000 payable to PCA, were accrued pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995. These charges cover the period from July 1, 1995, through November 30, 1996. Management fees for the two months ended November 30, 1996, were $35,000. On November 29, 1996 PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995 for a period of two years from December 1, 1996. On November 29, 1996, the accrued management fees of $261,000 were converted into shares of the Company's Common Stock (See Capital Stock Transactions Note [4C]).

         The Loan from Related Party of $50,500 ($649,500 as of March 31, 1996) was advanced by PCG. The proceeds of the $649,500 loan were used predominantly to fund the construction of the Irvine Studio and to upgrade the technology in relation to the studio's operation. Of the $649,500 loan, $649,000 was converted into shares of the Company's Common Stock on November 29, 1996 (See Capital Stock Transactions, Note [4B]). A further $50,000 cash was advanced by PCG in the quarter ended December 31, 1996. The Loan from Related Party is unsecured and is payable on demand. Interest expense is incurred at a rate of 10% per annum and in the three months ended December 31, 1996, was $8,080. As of December 31, 1996, interest of $4,071 was accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere in this Form 10-Q.

Overview

         The Company currently operates two photographic portrait studios, the first of which was opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The second studio opened on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The Company engaged a consultant during the quarter ended December 31, 1996 to work with its technical staff to determine whether the Travelling Studio could be made operational and after some effort and expenditure the Travelling Studio has been used in two, two day promotions. The following table summarizes the Company's adjusted results for the three and nine month periods ended December 31, 1996 and December 31, 1995.

                                           Three months ended                       Nine months ended
                                  --------------------------------------   ------------------------------------
                                   Dec. 31, 1996        Dec. 31, 1995       Dec. 31, 1996       Dec. 31, 1995
                                  -----------------   ------------------   ----------------    ----------------

Gross Sales Revenue               $       520,666     $        375,711      $   1,646,496      $    1,177,775

Gross Income                               15,081               15,721            160,242             186,332

Adjusted Net Loss for the Period         (172,530 )           (210,078 )         (498,430 ) 1        (406,628 )2,3

Adjusted Net Loss per Share             ($   0.01 )         ($    0.02 )         ($  0.04 )           ($ 0.04 )


Closing Bid Price per
    Share of Common Stock                $  0.065            $    0.13            $ 0.065              $ 0.13


--------------------------------------------------------------------------------

1   As indicated in the following notes, the figures have been adjusted in order to facilitate 1 comparison:
2   The net loss  for the  nine  month  period  ended  Dec.  31,  1996  excludes termination payments totaling 2 $51,250 paid to officers of the Company. Such payments were expensed prior to October 1, 1996.

3 The net loss for the nine month period ended Dec. 31, 1995 excludes $110,000 of non-recurring professional costs associated with closing the Photo Corporation Group Pty. Ltd. ("PCG") transaction. These costs were incurred prior to October 1, 1995.

    The net loss for the nine month period ended Dec. 31, 1995 also excludes a $722,000 non-recurring loss on impairment of long-lived assets, a non-cash accounting adjustment pursuant to the adoption of SFAS No. 121. The loss was recorded prior to October 1, 1995.
    ----------------------------------------------------------------------------

         As noted in the table presented above, the Company continues to operate at a net loss. This is predominantly due to the poor performance of the Irvine Studio.

         Management's focus is on improving revenues from the Irvine Studio by developing marketing programs to attract more customers and creating a background image portfolio suitable for the market in which the Irvine Studio is located. There is no assurance that this program for the Irvine Studio will be successful.

         The Company is committed to continuing to minimize overheads to reduce the negative cash flow from operations.

         The Company's short term objectives are to increase the revenues of the Irvine Studio, source additional opportunities and venues for the utilization of the Travelling Studio, continue to reduce operating expenses and minimize overhead costs and as a consequence improve cash flows to reduce liabilities and to enable additional studios to be opened in the future. Net losses (which include depreciation expenses of approximately $103,000 per quarter) are expected to continue until the Company opens additional studios or revenues from the existing studios, especially the Irvine Studio, increase substantially.

         On April 24, 1996 the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the fair market value of the stock on April 24, 1996 as determined by the Company's Board of Directors. On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock with all of the subscriptions being paid by June 6, 1996. On May 7, 1996, PCG converted $130,000 of its $649,500 loan payable into 650,000 shares of Common Stock. This represented a value of $0.20 per share of Common Stock, which was the fair market value on this date and the same price paid by the six independent investors.

         On November 29, 1996 PCG converted an additional $780,000 into 8,320,000 shares of the Company's Common Stock. This represented a loan of $519,000 and accrued management fees of $261,000 payable to Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of PCG, which debt was assumed by PCG. This represented a value of $0.09375 per share of Common Stock, which the Board of Directors' determined, after extensive deliberations, to be a fair price, after taking into account, among other things, the market price for the Company's Common Stock, the company's financial condition, the illiquid nature of the shares to be issued to PCG, and the benefits to be dervied by the Company by the conversion of the debt into equity. In addition PCG has suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years from December 1, 1996.


Results of Operations

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995.

         The following table shows Revenues, Cost of Revenues and Gross Income / (Loss) during the three months ended December 31, 1996 and 1995, by studio.

                        Fiscal Quarter Ended Dec. 31, 1996                Fiscal Quarter Ended Dec. 31, 1995
                  ------------------------------------------------- -------------------------------------------------
                    CityWalk          Irvine        Travelling        CityWalk          Irvine        Travelling
                     Studio           Studio          Studio           Studio           Studio          Studio
                                                                                        (Opened          (Not
                                                                                       12/9/95)      operational)
                  ---------------- ---------------  ----------------- ---------------- ------------ -----------------

Revenues            $   365,814      $   149,807          $5,045     $    324,659      $    51,052         -

Cost of Revenues:                                                                                          -

Compensation &
   Related              112,034           78,350             937           74,767           47,260         -
Benefits
Depreciation &
   Amortization          36,002           44,723              52           32,759           31,999         -
Rent                     48,736           25,130           3,600           44,641            6,805         -
Other Cost
   of Revenues           90,879           61,535           3,607          103,422           18,337         -
                  ---------------- ---------------- ----------------- ---------------- ------------ ------------------

Total Cost
of                      287,651          209,738           8,196          255,589          104,401         -
    Revenues
                  ---------------- ----------------  ---------------- ---------------- ------------ ------------------
                                                                                                           -
Gross
   Income/(Loss)   $     78,163    ($     59,931    ($     3,151  )  $     69,070     ($    53,349)         -

                  ================ ================================ ================  =============== =================

         In the fiscal quarter ended December 31, 1996, the Company generated $520,666 in revenues, compared to revenues of $375,711 during the same period last year, a net increase of $144,955. CityWalk Studio revenues increased by $41,155 to $365,814, an increase of 13%. Revenues from the Irvine Studio in the fiscal quarter ended December 31, 1996 were $149,807. Revenues from the Travelling Studio were $5,045 which Studio was used in two, two day promotions.

         Cost of revenues increased to $505,587 overall during the fiscal quarter ended December 31, 1996, compared to $359,990 for the same period last year.

         Cost of revenues for the CityWalk Studio increased by $32,062, or 13% in the fiscal quarter ended December 31, 1996 to $287,651 as compared to $255,589 in the same period last year, in line with the increase in sales. Compensation and related benefits for the CityWalk studio were $37,267 higher than in the fiscal quarter ended December 31, 1995 as a consequence of the increase in revenues. Cost of revenues, as a percentage of sales, remained constant between the two quarters at 79% of sales. Depreciation for the CityWalk Studio was higher than the fiscal quarter ended December 31, 1995, by $3,243 as a result of the purchase, and consequent depreciation, of additional equipment. Rent for the CityWalk Studio was higher than the fiscal quarter ended December 31, 1995 by $4,095, as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than in the fiscal quarter ended December 31, 1995 by $41,155. Other cost of revenues for the CityWalk Studio decreased by $12,543 as a result of tighter controls over the ordering of supplies, and expenditure in general. The CityWalk Studio earned gross income of $78,163 during the fiscal quarter ended December 31, 1996 compared to gross income of $69,070 for the same period last year, an improvement of $9,093, or 13%.

         Cost of revenues for the Irvine Studio was $209,738, resulting in a gross loss of $59,931. Included in cost of revenues was $44,723 of depreciation, a non-cash expense. The Irvine Studio continues to perform well below expectation and the Company is committed to the continued development of the portfolio of products available at the Irvine Studio as well as pursuing business opportunities through corporate accounts and marketing activities to consumers in the greater Orange County area in an endeavor to improve its revenues.

         Following continued modification to and development of the Travelling Studio during the preceding months, limited operation of the unit commenced in the fiscal quarter ended December 31, 1996. The Travelling Studio generated $5,045 of revenues during the quarter, from two, two day promotions, and incurred $8,196 of costs, resulting in a gross loss of $3,151. Development costs associated with the Travelling Studio have been included in General and Administrative expenses. The Travelling Studio is administered by the Irvine Studio and the Company is committed to finding additional opportunities and venues for the utilization of the Travelling Studio.

         Overall, the Company earned gross income of $15,081 during the fiscal quarter ended December 31, 1996 compared to gross income of $15,721 for the same period last year. The reduction in gross income of $640 comprises the additional gross loss of $6,582 incurred by the Irvine Studio and the gross loss of the Travelling Studio of $3,151, offset by the increase in gross income of $9,093 earned by the CityWalk Studio.

         General and administrative expenses decreased by $49,885 to $176,708 in the quarter ended December 31, 1996 from $226,593 in the same period last year, a decrease of 22%. Compensation and related benefits decreased by $34,560 to $61,782 as compared to $96,342 for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996. Professional fees decreased in the fiscal quarter ended December 31, 1996 to $19,362 from $25,357 in the same period last year. General and administrative expenses for the fiscal quarter ended December 31, 1996 include $35,000 of management fees payable to PCA, pursuant to the Personnel Consulting Agreement dated June 28, 1995 as compared to $50,000 for the same period last year, a decrease of $15,000. A profit of $658 was recorded following the sale of surplus plant and equipment. Depreciation and amortization costs were lower as a result of previously non-producing assets being put into production in the Travelling and Irvine Studios and the consequential depreciation charge being reported in cost of revenues. Other general and administrative expenses increased by $2,656 to $28,512 for the fiscal quarter ended December 31, 1996, compared to $25,856 for the same period last year.

         The loss from operations of the Company for the three month period ended December 31, 1996 was $161,627, compared with a loss from operations for the three month period ended December 31, 1995, of $210,872, a reduction in the loss from operations of $49,245.

         Interest charges totaling $10,903 were incurred on the loan from PCG and on the deferred salaries accrual owing to former executives of the Company. There were no such charges in the prior year.

         The net loss of the Company for the fiscal quarter ended December 31, 1996 was $172,530 as compared to a net loss of $210,078, incurred in the same period last year, a reduction in the net loss of $37,548.


Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31, 1995.

         The following  table showsRevenues, Cost of Revenues and Gross Income / (Loss) during the nine months ended
 December 31, 1996 and 1995, by studio.

                       Nine Months Ended December 31, 1996                  Nine Months Ended Dec. 31, 1995
                  -------------------------------------------------  ------------------------------------------------
                    CityWalk           Irvine          Travel          CityWalk         Irvine         Travelling
                     Studio            Studio           Studio          Studio          Studio           Studio
                                                                                        (Opened           (Not
                                                                                       12/9/95)       operational)
                  ---------------- ----------------- --------------  --------------- ---------------- ---------------

Revenues          $   1,210,027       $   431,424         $5,045      $ 1,126,723      $    51,052         -

Cost of Revenues:

Compensation &
   Related              349,169           219,245            937          344,424           47,260         -
Benefits
Depreciation &
   Amortization         107,785           133,135             52          151,140           31,999         -
Rent                    154,874            70,922          3,600          144,268            6,805         -
Other Cost
   of Revenues          261,672           181,256          3,607          247,210           18,337         -
                  ---------------------------------- --------------  --------------- ---------------- ---------------

Total Cost
of  Revenues            873,500           604,558          8,196          887,042          104,401         -
                  ---------------  ----------------  --------------  --------------  ----------------  --------------
Gross
   Income/(Loss)  $     336,527     ($    173,134  )  ($   3,151  )      $239,681      ($   53,349  )       -
                                                                                                            239,681
                  ================ ================= ==============  =============== ================  ===============


         In the nine months ended December 31, 1996, the Company generated $1,646,496 in revenues, compared to revenues of $1,177,775 during the same period last year, for a net increase of $468,721. CityWalk Studio revenues increased by $83,304 to $1,210,027, an increase of 7%. Revenues from the Irvine Studio in the nine months ended December 31, 1996 were $431,424. Revenues from the Travelling Studio were $5,045.

         Cost of revenues increased by 51% to $1,486,254 during the nine months ended December 31, 1996, compared to $991,443 for the same period last year. This increase is predominantly due to the inclusion of the Irvine Studio for a full nine months in the period to December 31, 1996 compared with only twenty-three days of operation in the period to December 31, 1995.

         Cost of revenues for the CityWalk Studio decreased by $13,542 or 2% in the nine months ended December 31, 1996 to $873,500 as compared to $887,042 in the same period last year. Compensation and related benefits for the CityWalk studio were, despite the increase in revenue, only $4,745 higher than in the nine months ended December 31, 1995 predominantly as a result of tighter control over the number of hours worked in the studio. Depreciation for the CityWalk Studio was lower by $43,355 as a result of the adoption in June 1995 of SFAS No. 121 and the recognition pursuant thereto of a $722,000 loss on impairment of CityWalk Studio assets. Rent for the CityWalk Studio was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than in the previous year by $83,304. Other cost of revenues for the CityWalk Studio increased by $14,462 as a result of the allocation of costs to the studio which in the nine months ended December 31, 1995 had been classified as general and administrative expenses. The CityWalk Studio earned gross income of $336,527 during the nine months ended December 31, 1996 compared to a gross income of $239,681 for the same period last year, an improvement of $96,846, or 40%.

         Cost of revenues for the Irvine Studio was $604,558, resulting in a gross loss of $173,134. Included in cost of revenues was $133,135 of depreciation, a non-cash expense. The Irvine Studio is performing well below expectation and the Company is continuing to develop the portfolio of products available at the Irvine Studio as well as pursuing business opportunities through corporate accounts and marketing activities to consumers in the greater Orange County area in an endeavor to improve its revenues.

         Overall, the Company earned gross income of $160,242 during the nine months ended December 31, 1996 compared to gross income of $186,332 for the same period last year. The reduction in gross income of $26,090 comprises the increase in gross loss of $119,785 incurred by the Irvine Studio and the gross loss of $3,151 incurred by the Travelling Studio, offset by the increase in gross income of $96,846 earned by the CityWalk Studio.

         General and administrative expenses for the nine months ended December 31, 1995 includes a $722,000 non-cash loss on impairment of long-lived assets and $110,000 of non-recurring professional cost expenses relating to the PCG transaction. General and administrative expenses for the nine months ended December 31, 1996 include $131,000 of management fees payable to PCA, pursuant to the Personnel Consulting Agreement dated June 28, 1995 (as compared to $100,000 for the same period last year) and termination payments to former officers of the Company totaling $51,250. After adjusting for the above items, the Company's general and administrative expenses decreased by $13,742 to $482,122 in the nine months ended December 31, 1996 from $495,864 in the same period last year, a decrease of 3%. Compensation and related benefits, excluding the termination payments to former officers of the Company totaling $51,250, increased by $41,165 to $251,116 as compared to $209,951 for the same period last year. This increase was the result of the full allocation of costs of the Vice President Operations and the Vice President Development to general and administrative expenses up until the time of their cessation of employment together with the costs associated with the appointment of an Accounting Assistant and costs associated with the development of the Travelling Studio. Professional fees decreased in the nine months ended December 31, 1996 to $60,644 from $75,847 (excluding the $110,000 non-recurring professional costs referred to above) in the same period last year. Depreciation and amortization costs were lower as a result of previously non-producing assets being put into production in the Irvine Studio and the Travelling Studio and the consequential depreciation charge being reported in cost of revenues and as a result of the impact of the Company's adoption of SFAS No. 121. The Company recorded a profit of $658 upon the sale of surplus plant and equipment. Other general and administrative expenses decreased by $19,732 to $71,727 for the nine months ended December 31, 1996, compared to $91,459 for the same period last year due to tighter cost controls and the allocation of costs to the studios which previously had been classified as general and administrative expenses.

         During the months of July through November, 1995, the Company designed and constructed the Irvine Studio. In connection with this work and the Company's continuing operating losses, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. In this regard, the Company reviewed the carrying value of its CityWalk Studio assets for impairment and determined that an impairment loss of $722,000 should be recognized in June 1995. This loss was reflected in the Company's statement of operations for the nine months ended December 31, 1995. The loss was calculated as the excess of carrying value over fair value, the latter determined by reference to prices for the Irvine Studio assets. This adjustment did not affect the Company's working capital.

         The loss from operations of the Company for the nine months ended December 31, 1996, excluding the non-recurring termination payments of $51,250, was $452,880, compared with a loss from operations for the nine month period ended December 31, 1995, excluding the non-recurring loss on impairment of long-lived assets of $722,000 and the $110,000 non-recurring professional cost expense relating to the PCG transaction was $409,532, an increase in the loss of $43,348 over the same period last year.

         Interest charges totalling $45,691 were incurred on the loan from PCG and on the deferred salaries accrual owing to former officers of the Company. There were no such charges in the prior year.

         The net loss of the Company for the nine months ended December 31, 1996 was $549,680 as compared to a net loss of $1,238,628 incurred in the same period last year.

         As of December 31, 1996, the Company has net operating loss carry forwards of approximately $9.5 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the PCG transaction. The losses will expire in June, 2011.


Liquidity and Capital Resources

         On December 31, 1996, the Company had a working capital deficit of $420,619 as compared to a working capital deficit on March 31, 1996 of $1,216,713. The reduction in working capital deficit of $796,094 was primarily attributable to the cash proceeds of stock subscriptions received in the fiscal quarter ended June 30, 1996 from six investors totaling $130,000 for 650,000 shares of Common Stock, together with the conversion of a $649,000 loan from PCG and $261,000 of accrued management fees payable to PCA, which debt was assumed by PCG, into 8,970,000 shares of Common Stock.

         Net cash used in operating activities was $164,033 for the nine months ended December 31, 1996, compared to $259,379 for the same period last year. This decrease was primarily a result of the reduction in the Company's net loss. It was also the result of the Company having virtually completed the previously agreed repayments over time of certain long outstanding trade payables and accrued liabilities. These agreements were entered into in fiscal 1995.

         The Company currently has no commitments for capital expenditure.

         In the three months ended December 31, 1996, $50,000 of funds were loaned to the Company by PCG for working capital requirements. A further $120,000 has been loaned to the Company in the period to February 6, 1997.

         The Company does not currently have any established, external sources of funding. To the extent that the Company requires additional funds, it would currently seek to raise such funds through the sale of securities or through new borrowings from PCG. However, no assurance can be given that additional funds can be obtained from such sources.


Other Matters

         On August 31, 1996, Michael C. Roubicek, Vice President of the Company, was elected to the Board of Directors of the Company to fill the vacancy created by Mr. Robert Shelton's cessation as a director of the Company.








PART II


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.


         (b)      Reports on Form 8-K.

                  None.

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Out-Takes, Inc.




Dated:   February 12, 1997       By:  s/s Peter C. Watt________________________
                                      Peter C. Watt, President  and Principal
                                      Financial Officer