Form 10-Q/A
period 1996-09-30
OUT TAKES INC
filed 1997-06-10
CIK 889353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-Q/A

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM ________TO_______

                           ---------------------------

                           Commission File No. 0-21322

                           ---------------------------

                                 OUT-TAKES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   95-4363944
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                  1419 PEERLESS PLACE, SUITE 116
                     LOS ANGELES, CALIFORNIA                     90035
             (Address of principal executive offices)          (Zip code)

                                 (310) 788-9440
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             Former name, former address and former fiscal year, if
                           changed since last report)

                           ---------------------------

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


================================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Exhibit 10.30 filed under Item 6 of Part II of the Form 10-Q of Out-Takes, Inc. (the "Company") for the quarterly period ended on September 30, 1996 was filed in redacted form pursuant to a Confidential Treatment Request submitted to the Securities and Exchange Commission on November 7, 1996. The Company has since elected to withdraw said Confidential Treatment Request, and, accordingly, is filing herewith
        Exhibit 10.30 in its entirety.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OUT-TAKES, INC.

Dated: May 22, 1997                   By: /s/ Peter C. Watt
                                         --------------------------------------
                                         Peter C. Watt, Chief Executive Officer

                     SETTLEMENT AND MUTUAL RELEASE AGREEMENT

        This Settlement and Mutual Release Agreement is made the thirty-first day of August, 1996 between Out-Takes, Inc., a Delaware corporation ("Company"), and Robert H. Shelton ("RHS") and Leah R. Peterson Shelton ("LPS"), and Photo Corporation Group Pty. Ltd., an Australian incorporated company ("PCG"),

        Whereas, the parties have reached agreement in relation to the cessation of employment of RHS and LPS with the Company from and effective September 1, 1996 and it is intended that this agreement detail the terms and conditions related thereto.

        Now, in consideration of the conditions, covenants and other obligations set forth in this agreement and other good and valuable consideration the receipt of which is hereby acknowledged, the Parties agree as follows:

1.     Definitions and Interpretations.

       1.1      In this agreement the following terms have the meanings stated:

                a. "PCG Group" shall mean PCG and its subsidiaries and each and all of their officers, directors, employees, shareholders, owners, representatives, past employees, attorneys, agents, predecessors, successors, assigns, subsidiary corporations, parent corporations, joint venturers, sibling corporations and affiliates and each and all of their respective related or affiliated persons, firms, corporations, associations, partnerships and/or other entities related thereto of each and every kind or nature whatsoever, regardless of the name or names under which any of them may now or in the future be known and/or do business.

                b. "Business Day" shall mean Monday to Friday inclusive, excepting any public or bank holiday in Los Angeles, California.

                c. "Claim" shall mean any and all claims, demands, rights, disputes, controversies, causes of action, rights of actions, rights of subrogation, rights of indemnity, rights to reimbursement, rights to payment, liens and remedies of each and every kind or nature whether civil, at law, in equity, vested, contingent, accrued or unaccrued, or known or unknown to the parties or any of them.

                d. "Company Group" shall mean the Company and each and all of their officers, directors, employees, shareholders, owners, representatives, past employees, attorneys, agents, predecessors, successors, insurers, assigns, subsidiary corporations, parent corporations, joint venturers, sibling corporations and affiliates and each and all of their respective related or affiliated persons, firms, corporations, associations, partnerships and/or other entities related thereto of each and every kind or nature whatsoever, regardless of the name or names under which any of them may now or in the future be known and/or do business.

                e. "Default" shall mean:

                   (i) in respect to an obligation pursuant to this agreement to pay money such amount due is not paid within five (5) Business Days of receipt of a written notice from the Party to whom the amount is due detailing the amount payable and requesting payment;

                   (ii) in respect to any other obligation, performance of such obligation has not occurred within fifteen (15) Business Days of receipt of a notice detailing the obligation not performed and requesting performance; and

                   (iii) in respect to the Company, an Event of Default (as that expression is defined in the Security Agreement) has occurred by the Company pursuant to the Security Agreement.

                f. "De Nur" shall mean Mr. and Mrs. Amnon De Nur and Jack B. De Nur.

                g. "Employees" shall mean RHS and LPS, jointly and severally.

                h. "Excluded Claims" shall mean any rights that may accrue to the Employees based upon their status as stockholders of the Company or any claim that is covered by workers compensation legislation to the extent only of the amount payable to the Employees pursuant to such workers compensation legislation.

                i. "Irvine Studio" shall mean the photographic studio operated by the Company at the Entertainment Center at Irvine Spectrum, Irvine, California.

                j. "LPS Put Price" shall mean the LPS Remaining Shares multiplied by twenty cents ($0.20) per share.

                k. "LIPS Put Notice" shall mean the notice referred to in paragraph 11.1.

                l. "LPS Remaining Shares" shall mean the number of Shares beneficially owned by LIPS less the number of Shares purchased by LIPS after the date of this agreement.

                m. "Month" shall mean calendar month.

                n. "Obligation" shall mean any and all obligations, duties, liabilities, damages, costs, fees, expenses and debts of each and every kind or nature whatsoever, vested or contingent, accrued or unaccrued, whether known or unknown to the parties or either of them.

                o. "Option Window" shall mean

                   (i) the period September 1, 1998 to November 30, 1998;

                   (ii) at any time the Company is in Default and PCG is the beneficial owner of twenty-five percent (25%) or more of the issued and outstanding Shares;

                   (iii) for a period of three (3) months after PCG provides written notice to the Employees that PCG has reduced its beneficial ownership of Shares below twenty-five percent (25%) of the issued and outstanding Shares provided that such disposal is at an average price equal to or in excess of thirteen cents ($0.13) per Share;

                   (iv) for a period of three (3) months after PCG becomes insolvent or makes an assignment for the benefit of creditors; or

                   (v) for a period of three (3) months after any proceedings by or against PCG is commenced under any bankruptcy, reorganization, management, readjustment of debt or moratorium law or statute or for PCG dissolution or liquidation and is not withdrawn or stayed within 28 days of commencement.

                 p. "Parties" shall mean RHS, LPS, the Company and PCG.

                 q. "Party" shall mean any of Employees, PCG or the Company.

                 r. "Prime Rate" shall mean the prime rate of interest announced by the Bank of America applicable on the first Business Day of each month.

                 s. "RHS Put Notice" shall mean the notice referred to in paragraph 10.1.

                 t. "RHS Put Price" shall mean the RHS Remaining Shares multiplied by twenty cents ($0.20) per share.

                 u. "RHS Remaining Shares" shall mean the number of Shares beneficially owned by RHS and De Nur less the number of shares purchased by RHS and/or De Nur after the date of this agreement.

                 v. "Security Agreement" shall mean the security agreement as set out in the First Schedule attached hereto and made a part hereof.

                 w. "Studios" shall mean the photographic studios operated by the Company at Universal City Walk, Los Angeles, California and the Irvine Studio.

                 x. "Shares" shall mean shares of common stock of the Company.

                 y. "Third Persons" means any and all persons, firms, corporations, associations, partnerships and/or other entities of each and every kind or nature whatsoever, other than the Parties.

       1.2 Reference to clauses, paragraphs and schedules shall mean references to clauses, paragraphs and schedules of this agreement.

       1.3 The singular shall include the plural and vice versa.

2. Termination of Employment and Pay

       2.1 The employment of RHS with the Company shall cease from and effective September 1, 1996 and until such date the terms of the existing employment agreement between RHS and the Company (including the obligation to pay reimbursable expenses) shall remain in full force and effect.

       2.2 The Company shall pay to RHS the sum of $198,654.86 ("RHS Settlement Amount") representing:

           a. Accrued but unpaid salary of $107,033.00;

           b. Accrued but unutilized vacation salary of $23,076.00;

           c. A voluntary severance payment of $60,000.00;

           d. Interest on the after-tax amount referred in sub-paragraph 2.2a from July 29, 1995 to August 31, 1996 of $8,545.00.

       2.3 The RHS Settlement Amount shall be paid to RHS by Company check in the amounts and at the time set forth in the Third Schedule attached hereto and made a part hereof.

       2.4 If the Company is not in Default, the Company shall been entitled to pay only the amounts listed as "Discounted Obligations" in the Third Schedule and such amount shall be accepted in full satisfaction by RHS. For the purpose of clarification if the Company is in Default after some of the amounts referred to as Discounted Obligations in the Third Schedule have been paid, RHS shall not be entitled to recover the difference between the Discounted Obligations and the Contract Obligations as set out in the Third Schedule for any given period for any of the payments made prior to Default.

       2.5 The amounts payable pursuant to paragraph 2.3 shall be paid after tax and the Company shall pay to the Internal Revenue Service ("IRS") and the California Franchise Tax Board ("FTB") the amount of tax so deducted in accordance with the Company's usual remittance and shall provide at the end of each year the usual statement as to the gross amount received by RHS and the tax paid to the IRS and the FTB.

       2.6 RHS may advise the rate of deduction to be applied for the purpose of clause 2.5 and in the absence of any such advice the rate of deduction shall be 35% for IRS purposes only.

       2.7 Provided that the Company is not in Default interest calculated at the Prime Rate on the after-tax portion of the Discounted Obligations as set out in the Third Schedule (assuming a tax deduction rate of 35%) outstanding from time to time from September 1, 1996 shall be paid to RHS by Company check on each fourth Friday commencing on September 6, 1996 and if the Company is in Default such calculation shall be made on the Contract Obligations as set out in the Third Schedule from the time that the Company is in default.

3.     Termination of Employment and Payment to LPS.

       3.1 The employment of LPS with the Company shall cease from and effective September 1, 1996 and until such date the terms of the existing employment agreement with LPS (including the obligation to pay reimbursable expenses) shall remain in full force and effect.

       3.2 The Company shall pay to LPS the sum of $126,968.00 ("LPS Settlement Amount") representing:

           a. Accrued but unpaid salary of $62,513.00;

           b. Accrued but unutilized vacation salary of $16,346.00;

           c. A voluntary severance payment of $42,500.00;

           d. Interest on the after-tax amount referred to in sub-paragraph 3.2a from July 29, 1995 to August 31, 1996 of $5,609.00.

       3.3 The LPS Settlement Amount shall be paid to LPS by Company check in the amounts and at the terms set forth in the Third Schedule attached hereto and made a part hereof.

       3.4 If the Company is not in Default the Company shall be entitled to pay only the amounts listed as "Discount Obligations" in the Third Schedule and such amount shall be accepted in full satisfaction by LPS. For the purpose of clarification if the Company is in Default after some of the amounts referred to as Discounted Obligations in the Third Schedule have been paid, LPS shall not be entitled to recover the difference between the Discounted Obligations and the Contract Obligations as set out in the Third Schedule for any given period for any of the payments made prior to Default.

       3.5 The amounts payable pursuant to paragraph 3.3 shall be paid net of tax and the Company shall pay to the IRS and the FTB the amount of tax so deducted in accordance with the Company's usual remittance and shall provide at the end of each year the usual statement as to the gross amount received by RHS and the tax paid to the IRS and the FTB.

       3.6 LPS may advise the rate of deduction to be applied for the purpose of clause 3.5 and in the absence of any such advice the rate of deduction shall be 35% for IRS purposes only.

       3.7 Provided that the Company is not in Default interest calculated at the Prime Rate on the after-tax portion of the Discounted Obligations as set out in the Third Schedule (assuming a tax deduction rate of 35%) outstanding from time to time from September 1, 1996 shall be paid to LPS by Company check on each fourth Friday commencing on September 6, 1996 and if the Company is in Default such calculation shall be made on the Contract Obligations as set out in the Third Schedule from the time that the Company is in default.

4.     Security to Employees.

       4.1 Contemporaneously with the execution of this agreement by the Parties the Company shall execute the Security Agreement and do all acts and things necessary to register a UCC-1 filing in respect of the Security Agreement.

       4.2 Forthwith upon payment of all amounts required pursuant to clauses 2 and 3 of this agreement, the Employees shall execute and deliver to the Company a UCC-2 filing releasing in its entirety the UCC-1 filing referred to in paragraph 4.1.

       4.3 If the Employees default in the execution of the UCC-2 filing referred to in paragraph 4.2, the Employees hereby grant to the Company their power of attorney for the sole purpose of executing and filing such UCC-2 filing.

5.     Non-Competition and Other Covenants.

       5.1 The Employees shall not, until September 1, 1998 directly or indirectly by ownership of securities or otherwise engage in any business which is competitive with the Company or become associated with, or render services to any person, business or enterprise so engaged. Mere ownership as an investor of not more than five percent (5%) of the securities of a corporation or other business enterprise which is not directly or indirectly involved in the portrait photography industry shall not be deemed an association with such corporation or enterprise.

       5.2 For the purpose of clause 5.1 the term "engaged in any business which is in competition with the Company" shall mean:

           a. Negotiating or entering into agreements in relation to the operation of a retail digital photographic portrait studio with:

              (i) any current landlord (or any of their related entities) of the Company relating to the Studios;

              (ii) any Third Person relative to the markets of Las Vegas, Orlando or within a ten (10) mile radius of the Studios;

           b. Negotiating or entering into agreements with any current licensor to the Company of photographic images for the purpose of incorporating such images into the operation of a retail digital photographic portrait studio; and/or

           c. Development of computer programs or other processes which are used by retail digital photographic portrait studios in the markets of Las Vegas, Orlando or within a ten (10) mile radius of the Studios.

       5.3 The Employees shall not, until September 1, 1998, directly or indirectly employ, cause others to employ, or attempt to induce others to employ any employees of the Company or attempt to induce said employees to gain or seek other employment.

       5.4 The Employees shall not at any time communicate or disclose, or use for the Employees' own account, any of the data, information, written materials, computer coding, records, notes, reports, letters, processes, equipment, techniques or products of the Company, customer lists, or other information concerning its business or affairs obtained during the Employees' employment with the Company, provided that these obligations shall not apply in the event and to the extent that such confidential information becomes generally known to and available for use by the public other than by the Employees' act or omission.

       5.5 The Employees shall, to the extent requested by the Company, do all things, including giving of evidence in suits and other proceedings, which the Company reasonably deems necessary to obtain, maintain, defend or assert rights accruing to the Company during the Employees' period of employment with the Company and in connection with which the Employees have knowledge, information and expertise. All reasonable expenses incurred by the Employees in fulfilling the duties set forth in this paragraph, shall be reimbursed by the Company to the full extent legally appropriate, including, without limitation, a reasonable payment for the Employees' time unless the Employees' duties arise from his or her prior actions which were not authorized by the Company and which were outside the scope of his or her employment.

6.     Medical Insurance.

       6.1 At the request of the Employees, the Company shall execute all such documents and use all reasonable endeavors to permit the Employees to remain a participant under the Company's current health plan until March 31, 1998.

       6.2 The Employees shall be responsible for all payments, fees, and dues necessary to retain membership pursuant to the Company's current health plan.

       6.3 The Company retains the right to modify its current health plan, provided that such modification does not have a material adverse effect on the Employees.

7.     Consultancy.

       7.1 To the extent requested by the Company and to the extent agreed by the Employees, the Employees shall render such services and perform such duties for the Company as it may reasonably request ("Consultancy Services").

       7.2 Unless otherwise agreed in advance, the Company shall:

           a. Reimburse the Employees for reasonable expenses incurred in performing the Consultancy Services; and

           b. Pay to the Employees the amount of $65.00 per hour for RHS and $40.00 per hour for LPS for each hour that each of the Employees are engaged in performing the Consultancy Services.

8.     Fine Art Photography.

       8.1 The Company has developed at the Irvine Studio, a process for conducting the incorporation of a photograph of a customer taken at the Irvine Studio into a painting style photograph so that the resulting portrait appears more as a painting than as a photograph ("Fine Art Photography") and the Employees are knowledgeable about the conduct of such photography.

       8.2 The Company and the Employees shall offer the Fine Art Photography at the Irvine Studio in accordance with the terms set out in the Second Schedule.

       8.3 Unless otherwise agreed in advance, the remuneration to the Company and the Employees for the conduct of the fine art photography shall be as detailed in the second schedule and paid within ten (10) Business Days of receipt by the Company.

       8.4 The Employees shall retain the copyright and the Company shall have the right to incorporate for a period of five years the fine art photography images developed by the Employees and utilized by the Employees pursuant to paragraph 8.2 as one of its standard images, and if it does so, the Company shall pay to the Employees, as a royalty, five percent (5%) of the revenues (excluding sales tax) obtained from the sale of portraits incorporating the images so developed by the Employees.

       8.5 The amount payable pursuant to paragraph 8.4 shall be paid to the Employees within 45 days of the end of each financial quarter of the Company and the Company shall, at the request of the Employees, provide reasonable supporting documentations for such payment.

       8.6 The Employees shall have the right to conduct Fine Art Photography with Third Parties notwithstanding the provisions of sub-paragraph 5.2a, and the Company shall have the right to conduct Fine Art Photography with Third Parties.

9.     Release.

       9.1 The Employees release, acquit, and forever discharge the Company Group and the PCG Group from any and all claims and obligations of each and every kind whatsoever, that the Employees have or may hereafter obtain or accrue in relation to their employment or cessation of their employment with the Company, including, but without limiting the generality of the foregoing, any fact, matter, incident, claim, injury, event, circumstance, happening, occurrence and/or thing of any kind, or nature whatsoever which arose or occurred at any time prior to the date of execution of this agreement including, but not limited to claims for wrongful discharge, breach of implied or expressed employment contract, negligent or intentional infliction of emotional distress, fraud, malicious prosecution, abuse of process, unlawful discrimination based upon age, race, sex, marital status, religion, national origin, medical condition, disability, handicap or otherwise, breach of any implied covenants of good of faith and fair dealing, violation of any section of the labor code of the State of California, the California Fair Employment Housing Act ("FEHA"), Title VII of the Civil Rights Act of 1964 ("Title VII"), the Age Discrimination in Employment Act of 1967 as amended ("ADEA"), the Americans With Disabilities Act ("ADA"), or any other federal, state or local laws or regulations, unpaid wages, salary, bonuses, commissions, or other compensation, any damages of any nature, including compensatory, general, special or punitive and/or costs, fees or other expenses, including attorneys fees incurred in any of these matters.

       9.2 The Employees specifically agree that this agreement is made by them with their full, complete, unrestricted and informed knowledge and consent that this agreement covers any and all possible Claim and Obligation relating to the Employees' employment or cessation of employment with the Company; and that the consideration stated in this agreement is all that the Employees and/or any of their heirs, assigns, agents, attorneys, representatives and/or affiliates and/or any other natural or fictitious person affiliated or in privity with them in any manner are ever to receive from the Company Group and the PCG Group for any and all Claim and Obligation of any kind or nature on account of the employment and the cessation of employment with the Company and/or any fact, matter, incident, claim, injury, event, circumstance, happening, occurrence and/or thing of any kind or nature, which arose or occurred at any time prior to the date of the Employees' execution of this agreement.

       9.3 The Company and PCG hereby release, remise, acquit and forever discharge the Employees of and from any and all Claim and Obligation of each and every kind or nature whatsoever which the Company has or may hereafter obtain or accrue on account of the employment, or cessation of employment of the Employees with the Company and/or any fact, matter, incident, claim, injury, event, circumstance, happening, occurrence and/or thing of any kind or nature whatsoever which arose or occurred at any time prior to the date of the Company's and PCG's execution of this agreement.

       9.4 The Company specifically agrees that this agreement is made by it with its full, complete, unrestricted and informed knowledge and consent that this agreement covers any and all possible Claim and Obligation; and that the consideration stated in this agreement is all that it and/or any of its assigns, agents, attorneys, representatives and/or affiliates and/or any other natural or fictitious person affiliated or in privity with it in any manner are ever to receive from the Employees for any and all Claim and Obligation of any kind or nature on account of the employment and cessation of employment by the Employees with the Company, and/or any fact, matter, incident, claim, injury, event, circumstance, happening, occurrence and/or thing of any kind or nature, which arose or occurred at any time prior to the date of the Company's execution of this agreement.

       9.5 The Parties specifically agree that their release of the other set forth in this agreement extends to all Claim and/or Obligation of any kind or nature whatsoever, including but not limited to any and all Claims and/or Obligations which might be cognizable before any federal and/or state agency and/or federal and/or state court, and they expressly, knowingly and voluntarily waive all rights under Section 1542 of the Civil Code of the State of California. Said Section 1542 provides as follows:

       1542. General Release - Claims Extinguished.

              A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

       For all purposes of this Agreement, the term "creditor" as used and referred to in Section 1542 of the Civil Code of the State of California means and refers to RHS, LPS, the Company, PCG and each of them.

       9.6 For the consideration described in this agreement, the Parties agree that they will not file against the other or permit to be filed on their behalf against the other, any claim, grievance, charge, complaint, lawsuit, legal action, or other process of any kind, including, without limitation, discrimination in employment and/or for any benefits under any or all benefit plans, whether formal or informal, with any court, board, panel, agency, commission, department, organization or other entity concerning the employment, or the termination of employment of the Employees with the Company and/or any fact, matter, incident, claim, injury, event, circumstance, happening, occurrence and/or thing of any kind or nature which arose or occurred at any time prior to the date of the execution of this agreement.

       9.7 Notwithstanding anything to the contrary in this agreement, the provisions included in this clause 9 shall not apply to any Excluded Claims.

10.    RHS Put Option.

       10.1 At any time during the Option Window, RHS may require PCG to purchase the RHS Remaining Shares at the time of the RHS Put Notice for the RHS Put Price by providing written notice thereof to PCG ("RHS Put Option").

       10.2 Within seven (7) Business Days of the receipt by PCG of the RHS Put Notice, at a place in Los Angeles, California and time notified by PCG to RHS, not less than 24 hours after such notification, PCG shall in exchange for the stock certificates for the RHS Remaining Shares and a signed transfer by the beneficial owner thereof (confirming inter alia that the RHS Remaining Shares are not the subject of any mortgage, pledge, lien, hypothecation, change, option or other encumbrance whatsoever) pay to RHS by bank check, the RHS Put Price.

       10.3 RHS may not give an RHS Put Notice if at any time prior to giving of the RHS Put Notice:

            a. The bid price for the Company's Shares reflected on the share market where the Shares are listed has equalled or exceeded twenty cents ($0.20) for a period of one Business Day and RHS has not within five (5) Business Days of receipt of a written notice from PCG advising of such occurrence given a standing sell order to a stock broker requesting that the stock broker sell all the RHS Remaining Shares for at least twenty cents ($0.20) per share; or

            b. RHS does not accept and complete an unconditional offer to purchase all the RHS Remaining Shares at a price equal to or exceeding twenty cents ($0.20) per share with payment by bank check in exchange for the Share certificates for the RHS Remaining Shares and a signed transfer by the beneficial owner thereof (confirming inter alia that the RHS Remaining Shares are not the subject of any mortgage, pledge, lien, hypothecation, change, option or other encumbrance whatsoever) to occur within seven (7) Business Days of the date of the offer at a stated time and place in Los Angeles, California.

       10.4 RHS warrants that the RHS Remaining Shares at the date of this agreement, does not exceed 692,889.

       10.5 RHS shall have the right to pledge, sell, mortgage or otherwise dispose of all or any part of the RHS Remaining Shares and/or the RHS Put Option set forth in this clause.

11.    LPS Put Option.

       11.1 At any time during the Option Window LPS may require PCG to purchase the LPS Remaining Shares at the time of the LPS Put Notice for the LPS Put Price by providing written notice thereof to PCG ("LPS Put Option").

       11.2 Within seven (7) Business Days of the receipt by PCG of the LPS Put Notice, at a place in Los Angeles, California and time notified by PCG to LPS, not less than 24 hours after such notification, PCG shall in exchange for the stock certificates for the LPS Remaining Shares and a signed transfer by the beneficial owner thereof (confirming inter alia that the LPS Remaining Shares are not the subject of any mortgage, pledge, lien, hypothecation, change, option or other encumbrance whatsoever) pay to LPS by bank check, the LPS Put Price.

       11.3 LPS may not give an LPS Put Notice if at any time prior to giving of the LPS Put Notice:

            a. The bid price for the Company's Shares reflected on the Share market where the Shares are listed has equalled or exceeded twenty cents ($0.20) for a period of one Business Day and LPS has not within five (5) Business Days of receipt of a written notice from PCG advising of such occurrence given a standing sell order to a stock broker requesting that the stock broker sell all the LPS Remaining Shares for at least twenty cents ($0.20) per share; or

            b. LPS does not accept and complete an unconditional offer to purchase all the LPS Remaining Shares at a price equal to or exceeding twenty cents ($0.20) per share with payment by bank check in exchange for the stock certificates for the LPS Remaining Shares and a signed transfer by the beneficial owner thereof (confirming inter alia that the LPS Remaining Shares are not the subject of any mortgage, pledge, lien, hypothecation, change, option or other encumbrance whatsoever) to occur within seven (7) Business Days of the date of the offer at a stated time and place in Los Angeles, California.

       11.4 LPS warrants that the LPS Remaining Shares at the date of this agreement, does not exceed 192,389.

       11.5 LPS shall have the right to pledge, sell, mortgage or otherwise dispose of all or any part of the LPS Remaining Shares and/or the LPS Put Option set forth in this clause.

12.    Directorship.

       12.1 RHS shall, on or before the date of execution of this agreement, resign as a director of the Company.

13.    Attorneys' Fees and No Admission of Liability.

       13.1 The Parties agree that each Party to this agreement shall bear his, her or its own attorneys' fees and costs incurred in connection with the preparation and negotiation of this agreement. The Parties agree that no Party to this agreement shall have any Obligation whatsoever in connection with the compensation of any other parties respective attorneys in connection with the preparation and negotiation of this agreement. The Parties also agree that they are solely responsible for compensating their respective attorneys and each of them in connection with the preparation and negotiation of this agreement.

       13.2 The Parties agree that neither this agreement, their participation in this agreement, anything contained in this agreement, nor the fulfillment by the Parties of their Obligation pursuant to this agreement shall ever be construed to be an admission of any liability by any Party to any other Party and/or to any Third Person.

       13.3 The Parties and each of them specifically agree that no Party shall be considered, for any purpose whatsoever or by any person whomsoever, to have been the "prevailing Party" with respect to any allegations, charges or causes of action which could have been alleged in any Claim or Obligation covered by this agreement within the meaning of any statute, rule, regulation, judicial decision, ordinance or other provision of law or any other definition or meaning of any kind or nature which is or may be in any manner applicable to this agreement and/or any of the paragraphs, terms and/or provisions of this agreement.

14.    Indemnification,

       14.1 Each Party agrees that they will indemnify, defend, protect and hold the other parties harmless from and against any and all Claim and Obligation, including without limitation, reasonable attorneys' fees and costs of suit, on account of any breach by that Party and/or any agent, representative, attorney, heir and/or assign of that Party of any paragraph, term or provision of this agreement and/or in the event that it ever becomes necessary for any Party to defend against any Claim of any kind or nature whatsoever released by any other Party in this agreement.

       14.2 The Company acknowledges that as a director RHS and LPS were entitled to certain indemnification from the Company (pursuant to Delaware Law, the articles of association or the by-laws of the Company or otherwise) in relation to claims brought against RHS and LPS in their capacity as directors, officers and employees of the Company.

       14.3 The Company agrees to continue to provide to RHS and LPS after the execution of this agreement the same indemnification for actions brought against them in their capacity as directors, officers and employees of the Company as specified in paragraph 23.1 for the period during which they were directors, officers and employees of the Company notwithstanding that they are not directors, officers or employees of the Company after the execution of this Agreement.

15.    Successors and Assigns.

       15.1 All agreements and Obligation made and undertaken by the Parties pursuant to this agreement apply to and bind the Parties and each and all of his, her or its heirs, assigns, agents, attorneys and/or representatives.

       15.2 PCG shall not without the written consent of the Employees (which consent shall not be unreasonably be withheld), assign its obligations pursuant to this agreement.

16.    No Other Filings.

       16.1 The Parties agree that there is not pending between them any lawsuits, actions, grievances, Claim, complaints, petitions, appeals, or accusatory pleadings against any of the other Parties with any court, other governmental agency, or any other public or private tribunal or forum prior to their respective execution of this agreement.

17.    Taxes.

       17.1 The Employees acknowledge that they are or may be liable to one or more governmental taxing authorities or other entities for taxes and/or other payments on the consideration to be paid by the Company and/or PCG under this agreement. The Employees agree that they will pay any and all taxes and/or other payments which may be or become due on account of the consideration to be received pursuant to this agreement and that the Company and/or PCG are not and shall never be liable for any portion of any of the taxes and/or other payments, provided that the Company shall continue to be obligated to pay any portion of social security taxes as required by law. Other than is provided in the previous sentence, the Employees agree that they will indemnify, defend and hold the Company and PCG harmless from and for any and all Claims and/or Obligation assessed against either of them on account of any and all taxes and/or other payments which may be due to any and all taxing authorities on account of the consideration to be received pursuant to this agreement.

18.    Arbitration.

       18.1 Any Claim between the Parties on account of this agreement; the meaning, application and/or interpretation of this agreement, employment or cessation of employment by the Employees with the Company including any and all Claims pursuant to the FEHA, ADEA, ADA and/or Title VII; and/or any breach or claimed breach of this agreement shall be settled solely by binding arbitration in accordance with the Employment Dispute Rules of the American Arbitration Association and the Federal Arbitration Act, or as the Parties otherwise agree. Judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

       18.2 It is further agreed that the hearing for the arbitration shall take place in Los Angeles County, California. The provisions of this clause 20 are intended by the Parties to be absolutely exclusive for any and all purposes and fully applicable to each and every Claim.

19.    Ownership of Claims.

       19.1 Other than to the extent that the Employees have transferred beneficial ownership of certain Shares to De Nur, the Parties agree that they have not heretofore assigned or transferred any of the Claim released by them in this agreement, or any portion thereof or interest therein, to any Third Person and that they have the full, complete and unrestricted right to release each and all of the Claim and Obligation released by them in this agreement. The Parties agrees to indemnify, defend, and hold each other harmless from and for any and all Claim released by them in this agreement, on account of any such transfer or assignment of any such Claim or any portion thereof or interest therein.

20.    Acknowledgments.

       20.1 Each Party has at all pertinent times and for all purposes in connection with their Claim and this agreement had the unrestricted right and opportunity to have, the full and complete benefit and advice of independent and competent legal counsel chosen and retained solely by them and has had, and/or has had the unrestricted right and opportunity to have, such legal counsel fully explain to them the meaning of each and every paragraph, term and/or provision of this agreement and the entire meaning and each and all of the consequences of execution of this agreement.

       20.2 This agreement is entered into by the Parties without any reliance upon any agreement, statement, representation, promise, covenant, understanding and/or other inducement of any kind or nature other than the express terms of this agreement, and this agreement contains the entire, full and complete agreement of the Parties without any exceptions or limitations whatsoever.

       20.3 Each and all of the clauses, paragraphs, terms and/or provisions of this agreement are contractual and not mere recitals, and each and every such clause, paragraph, term and/or provision is of the essence of the entire agreement contained in this agreement.

       20.4 This agreement shall not ever, in any manner or for any purpose, by any person whomsoever or based upon any foreseen or unforeseen facts, events, circumstances, occurrences, happenings or things of any kind or nature, be subject to any claim of mistake of fact or mistake of law by the Parties.

       20.5 The headings in this agreement are inserted for convenience only; are not part of this agreement; shall not in any manner affect the meaning of this agreement or any clause, paragraph, term and/or provision of this agreement; and shall not be deemed or interpreted to be a part of this agreement for any purpose.

       20.6 This agreement shall be interpreted solely pursuant to the laws of the State of California without any regard or consideration for any conflicts of laws principles.

       20.7 The language of this agreement shall, for any and all purposes, be construed as a whole, according to its fair meaning, not strictly for or against any Party and without regard to the identity or status of any person or persons who drafted all or any part of this agreement.

       20.8 If any provision of this agreement is declared invalid by any court of competent jurisdiction or rendered invalid by any other process of federal or state law, the remaining provisions of this agreement shall remain in full force and effect.

       20.9 No waiver of any breach or condition of this agreement shall be construed for any purpose as a waiver of any other breach or condition of this agreement, regardless of the similarity or dissimilarity of the breaches or conditions involved.

       20.10 This agreement may be executed in multiple copies and after all of the Parties have executed their respective copies, each copy will have the effect of an original.

       20.11 This agreement constitutes the sole and entire agreement between the Employees and the Company Group and the PCG Group concerning the employment, and the cessation of employment by the Employees with the Company and each and every other aspect of the employment relationship of each and every kind or nature whatsoever between the Employees and the Company Group and the PCG Group. This agreement supersedes any and all prior agreements, contracts, representations, understandings, discussions and/or negotiations, if any, whether oral or written, and cannot be modified, altered or amended in any manner or respect whatsoever except in a subsequent writing executed by the Parties.

21.    Company Property/Employee Property.

       21.1 On or before August 31, 1996 the Employees shall return to the Company all property of the Company in the care, custody or control of the Employees or reimburse the Company a reasonable amount for any lost or damaged property.

       21.2 On or before August 31, 1996 the Company shall return to the employees all property of the Employees in the care, custody or control of the Company or reimburse the Employees a reasonable amount for any lost or damaged property.

22.    Older Worker Benefit Protection Act Disclosure.

       22.1 Employees further agree that: (1) They have been advised to consult with an attorney of their choice concerning their employment and their cessation of employment with the Company, this agreement and each and all of the results and consequences of their execution of this agreement; (2) they had ample time to consult with an attorney entirely of their own choice, concerning their employment and their cessation of employment with the Company, this agreement and each and all of the results and consequences of their execution of this agreement; (3) they had not less than twenty-one (21) calendar days, and/or have had the full, complete and unrestricted opportunity to have at least twenty-one
(21) calendar days, in which to consider their employment and their cessation of employment with the Company, this agreement and each and all of the results and consequences of their execution of this agreement; and (4) this agreement shall not be effective until seven (7) calendar days after the execution of this agreement by the Employees, provided that the Employees have not within that seven (7) calendar day period, exercised the right to revoke their Employees consent to this agreement by giving notice to their decision to revoke.

23.    Notices.

       23.1 All notices, requests, demands, directions and other communications provided for hereunder shall be in writing and mailed, certified mail, return receipt requested, transmitted by telecopier, or personally delivered, as elected by the Party giving such notice, to the applicable Party at the address indicated below:

       If to Out-Takes, Inc.:

              Out-Takes, Inc.
              1419 Peerless Avenue, Suite 116
              Los Angeles, California 90035
              Telecopier Number: (310) 788-0160
              Attention: President

       And with a copy to:

              Mr. Hillel T. Cohn
              Graham & James LLP
              801 South Figueroa Street
              14th Floor
              Los Angeles, California 90017-5554
              Telecopier Number: (213) 623-4581

       If to Robert H. Shelton and/or Leah R. Peterson Shelton:

              Robert H. Shelton and Leah R. Peterson
              30 Via Lucca
              Apt.  F-102
              Irvine, California 92712
              Telecopier Number: (714) 851-1297

       And with a copy to:

              Mr. William D. Ellis
              Morgan Lewis & Bockius LLP
              801 South Grand Avenue
              Los angeles, California 90017-4615
              Telecopier Number: (213) 612-2554

       If to Photo Corporation Group Pty. Ltd.:

              Photo Corporation Group Pty. Ltd.
              Suite 1A Jordon Centre
              802-808 Pacific Highway
              Gordon Sydney N5W 2072
              Australia
              Attention: Chief Executive Officer
              Telecopier Number: 612-9499-2085

       And with a copy to:

              Mr. Hillel T. Cohn
              Graham & James LLP
              801 South Figueroa Street 14th Floor
              Los Angeles, California 90017-5554
              Telecopier Number: (213) 623-4581

or, as to each Party, at such other address as shall be designated by such Party in a written notice to each other Party complying as to delivery with the terms of this Paragraph. All such notices, requests, demands, directions and other communications shall be effective (i) When mailed, five (5) days after being deposited in the mails addressed as aforesaid with postage prepaid, (ii) when delivered personally, upon delivery pursuant to this Paragraph, or (iii) on the next business day after transmission if transmitted by telecopier (and appropriate answerbacks have been received).

24.    Referral of Matters

       24.1 To the extent that the Company receives expressions of interest in relation to the operation of retail digital photographic portrait studios that the Company does not intend to pursue ("Expression of Interest") the Company shall promptly pass such Expressions of Interest to the Employees.

       24.2 Unless first agreed in writing with the Company, the Employees shall not be regarded as providing Consulting Services when dealing with Expressions of Interest or as agents, employees or in any other way associated with the Company Group. Once such Expression of Interest arises, the Employees shall have the right to pursue such Expression of Interest in any manner they deem appropriate without any further obligation to the Company whatsoever except as specified in paragraph 24.3.

       24.3 For the purpose of this clause the Las Vegas Hilton, Mirage and Treasure Island hotels at Las Vegas shall be regarded as an Expression of Interest provided that the Employees shall use reasonable endeavors to put forward the Company as the preferred vendor of equipment, software and/or operator if a third party vendor or operator is being considered by such hotels.

25.    Constellatio

       25.1 The Company has been in discussions with Constellatio Ltd. ("Constellatio") in relation to the provisions of a retail digital photographic portrait studio comparable to the Studios in Taiwan.

       25.2 The Employees shall have the right to review the correspondence between the Company and Constellatio and to advise on or before September 15, 1996 whether they wish to become involved with and pursue such discussions.

       25.3 If the Employees agree to pursue such discussions pursuant to paragraph 28.2 and the Company and Constellatio enter into an agreement in relation to a photographic portrait studio comparable to the Studios then the Employees shall be entitled to 50% of any amount of the initial license fee (whether paid in single or multiple installments) payable by Constellatio to the Company in respect to the first studio to be opened by Constellatio or its associates.

Executed this 28th day of August, 1996.



                                  /s/  Robert H. Shelton
                                  -------------------------------------
                                       Robert H. Shelton


Executed this 28th day of August, 1996.


                                  /s/  Leah R. Peterson-Shelton
                                  -------------------------------------
                                       Leah R. Peterson-Shelton

                            SIGNATURE PAGE CONTINUED


Executed this ________ day of August, 1996.


                                       --------------------------------
                                       Out-Takes, Inc.



Executed this ________ day of August, 1996.



                                       --------------------------------
                                       Photo Corporation Group Pty., Ltd.