Form 10-K
period 1997-03-31
OUT TAKES INC
filed 1997-06-12
CIK 889353

-------------------------------------------------------------------


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)
    |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               for the fiscal year ended March 31, 1997
                                  OR
    o      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
for the transition period from                                      to
                   Commission File Number: 0-21322
                           OUT-TAKES, INC.
            (Name of small business issuer in its charter)

            Delaware                        95-4363944
           (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

           1419 Peerless Place, Suite 116      90035
           Los Angeles, California          (Zip Code)
           (Address of principal executive offices)

              Issuer's telephone number: (310) 788-9440

        Securities registered under Section 12(b) of the Act:

                                 None
        Securities registered under Section 12(g) of the Act:
                     Common Stock, $.01 par value
      Class A Warrants to purchase Common Stock, $.01 par value Class B Warrants to purchase Common Stock, $.01 par value

                           (Title of Class)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. _

The issuer's revenues for the most recent fiscal year were $2,014,788.

The aggregate market value of the voting stock held by non-affiliates as of June 10, 1997 was $456,429.

The number of shares outstanding of the issuer's Common Stock as of June 10, 1997 was 20,495,726.

                 DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders are incorporated herein by reference into Part II and Part III.

    Transitional Small Business Disclosure Format (Check One):  Yes       No  X



-------------------------------------------------------------------

                          OUT-TAKES, INC.

   FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 1997

                         TABLE OF CONTENTS

                                                              Page
PART I                                                          1

  ITEM 1. DESCRIPTION OF BUSINESS                               1

  ITEM 2. DESCRIPTION OF PROPERTY                               5

  ITEM 3. LEGAL PROCEEDINGS                                     5

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   5

PART II                                                         6

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                               6

  ITEM 6. SELECTED FINANCIAL DATA                               6

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION                                             7

  ITEM 8. FINANCIAL STATEMENTS                                 13

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                  26

PART III                                                       26

  ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT                                         26

  ITEM 11.EXECUTIVE COMPENSATION                               26

  ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                26

  ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       26

PART IV

  ITEM 14.EXHIBITS AND REPORTS ON FORM 8-K                     27

                              PART I


ITEM 1.  DESCRIPTION OF BUSINESS


General

     Out-Takes, Inc., a corporation incorporated in Delaware on March 18, 1992 ("the Company"), is engaged in the sale of photographic portraits of children, adults and family groups. The Company currently operates and derives substantially all of its revenues from two retail studios, called Out-Takes(R), the first of which opened on May 24, 1993 and is located in MCA/ Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The second studio commenced operations, on December 1, 1995, at the Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The studios employ proprietary hardware and software developed by, or specifically for, the Company which includes digital imaging technology and automated motion control equipment to position the studio camera and set subject lighting to the proper levels for each scene (collectively, the "Proprietary System"). Using the Proprietary System, the Company is able to place pictures it takes of its clients "into" still photographs prepared in advance from popular movie scenes and other backgrounds licensed by the Company.


Products and Services

     The technological capabilities of the Proprietary System and the variety of backgrounds that the Company has developed pursuant to various merchandise licenses in effect (see "- License Agreements") represent a dis tinction in the consumer portraiture business. Most of the portraits taken in the CityWalk Studio and the Irvine Studio are presented to the customer as framed 8" x 10", 5" x 7" and wallet-sized photographs within about thirty minutes after the portrait session is completed. The remainder (primarily enlargements and greeting cards based on these photographic images) are produced and delivered to clients within several weeks using the Company's order fulfillment capabilities as well as processing arranged through independent service bureaus.


License Agreements

     The Company has merchandise licensing agreements with Paramount Pictures Corporation ("Paramount"); MCA/Universal Merchandising, Inc. ("Universal"); Warner Bros. Consumer Products - formerly Turner Home Entertainment, Inc. ("Warner") with respect to several properties from the Hanna-Barbera and MGM libraries; Twentieth Century Fox Licensing & Merchandising ("Fox"); Jay P. Morgan Photography ("Morgan"); Tony Stone Worldwide Stock Agency ("TSW"), Queen Bee Productions ("Queen Bee"), Simon Kornblit ("Kornblit"), Curtis Archives ("Curtis A"), Curtis Management ("Curtis M"), King Features ("King"), MTV Networks ("MTV"), Saban Merchandising Inc. ("Saban"), Innerspace Visions ("Visions") and others, individually and collectively referred to as the "License Agreements" (Paramount, Universal, Turner, Fox, Morgan, TSW, Queen Bee, Kornblit, Curtis A, Curtis M, King, MTV, Saban and Visions are individually and collectively referred to herein as "Licensors").

     The License Agreements generally grant the Company the right to manufacture, sell and distribute in a defined geographic area, computer generated photographs incorporating a customer's image into a still photograph ("Licensed Products") with the characters, designs and/or visual representations ("Licensed Articles") as they appear in television productions and motion pictures. The Licensed Products may be sold separately or affixed to items approved by the Licensor, including photographic enlargements, greeting cards, posters, books, t-shirts, mugs, buttons and other novelty items, in consideration of payment to the Licensor of a specified royalty based on a percentage of gross retail sales revenue from each of the Licensed Products. Many of the License Agreements require a non-refundable advance payment against future royalties and stipulate a guaranteed minimum level of royalties that must be paid during each year of their term. The License Agreements also provide that the Licensor retains approval rights over the use of the Licensed Articles.

     A summary of the License Agreements and the Titles/Properties available thereunder is presented in the table on the following page.

       Licensor         Selected Titles / Properties      Territory and Usage

Paramount  Pictures Corp  Current titles in use:         Territory:  Worldwide.
                          Star Trek (Original Series)
                          Trek Wrath of Khan
                          Deep Space Nine
                          Cool World
                          Friday the 13th

MCA/Universal Merchandise Current titles in use:     Territory:  United States,
                          Back to the Future,        United Kingdom, Holland,
                          Jaws                       New Zealand and Australia.
                          Jurassic Park
                          Harry & Hendersons
                          Dracula

Warner Bros. Consumer     Current titles in use:    Territory: United States and
Products-formerly Turner  Gone with the Wind        its territories and
Home Entertainment(For    Tom & Jerry Movie         possessions
MGM and Hanna-Barbera     Wizard of Oz
film libraries)           The Flintstones
                          Cave Kids


Twentieth Century Fox     Current titles in use:  Territory: "The entire world".
Licensing &               Miracle on 34th St.
Merchandising             The Simpsons
                          The Pagemaster

Jay P. Morgan             Multi-property agreement Territory:  Worldwide.
Photography               covering 25 original
                          Jay P. Morgan images.
                          Out-Takes has the right
                          of substitution from
                          time-to-time.

Tony Stone World-wide    International stock and    Territory:  Worldwide.
Stock Agency             assignment photography,
                         including access to a
                         library of photographs
                         contributed by over
                         1,000 photographers
                         worldwide.

Queen B Productions     Current titles in use:      Territory:  United States
                        Elvira in bathtub           and Canada
                        Elvira at movie theater

Simon Kornblit          Approved photographs        Territory:  Worldwide.
                        supplied by the
                        photographer.

Curtis Archives         All Norman Rockwell         Territory:  United States
on behalf of Norman     illustraations, including
Rockwell's estate       artwork and logo art
                        associated with his
                        extensive collection of
                        Saturday Evening Post
                        magazine covers.

Curtis Management       Approved photographs        Territory:  United States
                        supplied by licensor.
                        Current property in use:
                        Hollywood  Sign

King Features           Current titles in use:      Territory:  United States,
                        Betty Boop                  Canada and Mexico.
                        Popeye

Innerspace Visions      Approved photographs        Territory: Worldwide
                        supplied by the
                        photographer.

MTV Networks            Current property in use     Territory:  United States
                        Beavis & Butt-head          and its territories and
                                                    possessions, Canada

Saban Merchandising,    Current property in use     Territory:  United States
Inc.                    Mighty Morphin Power        and its territories and
                        Rangers.                    possessions.

     No single License Agreement represents greater than 20% of the Company's aggregate sales revenues. The Company is materially dependent upon the License Agreements with Paramount, Universal, Warner, Fox and Morgan, and the appeal of Licensed Articles from these Licensors in the retail marketplace. Three of these License Agreements each represents approximately 10% of the Company's revenues. Although the Company has not commenced to market all Licensed Articles on a timely basis, as of June 10, 1997, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors and believes that its relationship with all Licensors is satisfactory.

     On March 1, 1995, the Company entered into a sublicense agreement with Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of Photo Corporation Group Pty. Ltd. ("PCG"), that, subject to the prior approval of the Licensors, grants PCA a non-exclusive license to utilize the Licensed Articles on substantially the same terms as provided in the License Agreements. The sublicense also provides that PCA will pay the Company an amount equal to 120% of the royalties the Company pays to Licensors for such images. The Company has received consent from Morgan, Fox and Paramount and other Licensors have indicated their willingness to support utilization of the licensed Articles in countries where PCA operates. The Company has not yet become entitled to receive any royalties from PCA.


Patents, Service Marks, Copyrights and Other Proprietary Technology

     The Company has registered the marks Out-Takes(R), So You Want to be in Pictures(R), Photomation(R) and Create the Moment(R) with the U.S. Patent and Trademark Office and has registered the Out-Takes(R) service mark in Japan, in both Japanese and English. The Company has filed a document (the "Disclosure Document") with the U.S. Patent and Trademark Office concerning aspects of its technology that it considers may be patentable. The Company has also filed an application with the U.S. Patent and Trademark Office seeking patent protection for certain aspects of the Company's technology described in the Disclosure Document and has supplemented this with a "Continuation in Part" filing, which is presently pending. While the issue of the patent would provide an advantage to the Company, it is not material to the value of the Company or its ongoing viability.

     The Company actively manages the protection of its trademarks, know-how, trade secrets and other intellectual property by requiring all its employees and those contractors where applicable, to execute confidentiality agreements in relation to the Company's intellectual property. The Company is not aware of any instance where there has been a breach of such confidentiality obligations.


Competition and Seasonality

     Competition in the traditional portrait photography industry, the merchandise licensing business and with respect to the development of new technology is intense. The Company enjoys limited protection from competition at its CityWalk Studio because of a restriction contained in its lease which states that during the initial lease term (which runs through May 31, 1998), the landlord will not lease to third parties nor operate for its own account a retail store engaged in selling computer-generated photographs similar to those produced and sold by the Company. Such a restriction does not apply to the lease of premises at the Irvine Spectrum, however, it is considered unlikely that a competitive business will be opened at the Irvine Spectrum. The Company has identified three potential kinds of competition - traditional photographers who are likely to compete for retail customers as well as future locations; photographers who employ digital technologies who are likely to compete for retail customers, future locations and merchandise licensing agreements; and new technologies which may render the Proprietary System obsolete or require the Company to incur a substantial expense in order to remain competitive in terms of product quality, selection, pricing and customer service.

     Many of the firms with which the Company competes, or can reasonably be anticipated to compete in the future, have far greater financial resources, experience and industry relationships than the Company. In addition, such organizations have proven operating histories, which may afford these firms significant advantages in negotiating and obtaining future merchandise licenses and retail leases, arranging financing, attracting skilled personnel and developing technology and products. Many of these firms offer their products at substantially lower prices than the Company sells its products. The Company believes that its portrait photography products are competitive in terms of product quality, service quality and the selection and attractiveness of the Licensed Products.

     The professional photography business is seasonal, with the largest volume of sales generally occurring in the Company's third fiscal quarter during the period preceding the Christmas season. The CityWalk location is one of the major tourist attractions in Southern California and therefore is also highly seasonal, with its largest number of visits occurring in the Company's second and third fiscal quarters, particularly between July 4th and Labor Day. Although the revenue stream at the Irvine Studio is not as seasonal as the CityWalk Studio, the third fiscal quarter generates the highest level of revenue, as a result of greeting card sales and the seasonal gift giving of portraits.


Employees

     As of March 31, 1997, the Company had 34 employees, 25 of whom were part-time. The Company's full time employees include a Retail Operations Manager, responsible for the overall performance of the Studios, a Financial Controller handling primarily administrative and accounting responsibilities and two persons coord inating image production and technical support activities. All of the remaining persons were employed in retail operations at the CityWalk Studio (17 employees) and the Irvine Studio (13 employees). Between March 31, 1997 and June 10, 1997, the Company reduced the image production and technical support function from two persons to one person and reduced the number of part-time personnel employed in its retail operations by 1 person, such that as of June 10, 1997, the Company had a total of 32 employees. In addition to the above personnel, the Company also engages the services of independent consultants and third-party contractors from time to time and continues to rely heavily on the personnel and outside support of PCA pursuant to the terms of a Personnel Consulting Agreement entered into and approved by the Company's stockholders on June 28, 1995. Management fees were suspended for a period of two years from December 1, 1996. None of the Company's employees is covered by a collective bargaining agreement.

     All employees have executed employment and confidentiality agreements with the Company. The Company considers its labor relations to be good.


Research & Development, Regulations and Suppliers

     Between inception and December 31, 1994, the Company incurred $6,990,000 of losses during the development stage where it devoted substantially all of its efforts to designing and building the Proprietary System, including writing four custom software applications that operate it, approximately 100 images that can be produced with it and the retail business systems in which this equipment, software and images are employed.

     The opening of the Irvine Studio on December 1, 1995, provided an opportunity for the Company to upgrade its photographic, image manipulation and compositing hardware and software to take advantage of the technological advances that have been made since the opening of the CityWalk Studio. Consequently the Irvine Studio incorporates the second generation of equipment and software which provides substantially higher resolution photographs and the opportunity to provide a broader product line than the CityWalk Studio. Approximately $12,000 was expended during the fiscal year ended March 31, 1997 (in addition to the $240,000 expended during the fiscal year ended March 31, 1996) on technological advancement for computer hardware and software and the re-production of CityWalk Studio images for the Irvine Studio. The marketing focus of the Irvine Studio recognizes the need for additional "traditional" style backgrounds and these are continuing to be developed as part of ongoing operations. The costs associated with this effort are included in the Statement of Operations.

     In order to comply with federal, state and local environmental regulations, the Company has permanent filtration systems at the CityWalk and Irvine Studios that lessen the discharge of certain chemicals that may be harmful to the environment by reducing the concentration of these chemicals to safe levels before they are disposed. The Company also contracts with a hazardous waste disposal company with respect to the residue (primarily trace silver) that the filtration unit produces. The Company believes that this equipment and these pro cedures are sufficient to address any environmental problems associated with its business and it has not received any indication that it is not complying with all applicable regulations.

     The principal materials used in the Company's business are photographic paper, chemicals, mattes and frames, all of which are readily available throughout the region from a number of wholesale suppliers.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 1,699 square feet of retail space (plus approximately 200 square feet of mezzanine space and an additional 300 square feet of storage space) from MCA Recreation Services, a division of MCA Inc., for the CityWalk Studio. (see "Description of Business - General") This lease provides for a minimum annual rental obligation of approximately $130,599 plus a percentage rental payment equal to ten percent (10%) of annual store revenues over $867,383. During the year to March 31, 1997 the Company paid additional rent of $62,287 as a result of revenues being in excess of the $867,383 threshold. The CityWalk Studio lease expires on May 31, 1998 and is subject to one seven (7) year renewal period at the option of the Company. The lease may be terminated by the lessor if the Company does not meet a minimum annual sales requirement of $587,000.

     The Company leases 2,634 square feet of retail space from the Irvine Retail Properties Company for the Irvine Studio (see "Description of Business -
General"). The lease provides for a minimum annual rental obligation of approximately $118,202 per annum plus a percentage rental payment equal to seven percent (7%) of store revenues over $1,128,857 per annum. The Irvine Studio lease expires on November 21, 1998 and is subject to one seven (7) year renewal period at the option of the Company. The option to renew the lease is available only if sales revenue in the twelve months prior to the date of giving notice is in excess of $810,000 and the net worth of the Company is in excess of $600,000.

     The Company maintains computer graphics and image production facilities at both the CityWalk Studio and the Irvine Studio, and has its administrative offices at 1419 Peerless Place, Suite 116 in Los Angeles, California ("the Peerless Premises"). Certain of the Company's equipment, furniture and materials are temporarily stored at 101 E. Alameda Ave., Burbank, California ("the Storage Facility"). The Company has a month to month rental obligation for both the Peerless Premises and the Storage Facility.

     All of the Company's leasehold premises are covered by casualty, liability and business interruption insur ance with limits and conditions that management deems customary for the industry.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq Small Cap MarketSM ("NASDAQ") on March 9, 1993 under the symbol OUTT (also OUTTC during the period from October 28, 1994 through December 30, 1994). On January 3, 1995, the Company's securities were delisted from NASDAQ as a consequence of the Company's not fulfilling the minimum bid price requirements set forth in Paragraph 1(c)(4) of Schedule D of the NASDAQ By-Laws. On January 4, 1995, the Company's Common Stock began to be quoted on the OTC-Bulleting BoardSM under the symbol OUTT.

     The following table sets forth, for the periods indicated, the high and low prices for the Common Stock as reported by Nasdaq Stock Market Inc.


                 Fiscal 1995                   Fiscal 1996          Fiscal 1997
                 High    Low                   High    Low          High   Low

First Quarter    16/32   6/32                  18/100  7/100      27/100  22/100
Second  Quarter  22/32   6/32                  17/100 15/100      25/100  10/100
Third Quarter    14/32   6/32                  19/100 13/100     6.5/100   6/100
Fourth Quarter   14/32   6/32                  25/100 13/100       9/100   4/100


     There were approximately 72 holders of record of the Company's Common Stock as of June 10, 1997.

     The Company has not paid any dividends on its Common Stock since incorporation in March 1992 and does not anticipate paying dividends in the forseeable future. There are no restrictions on the Company's present ability to pay dividends on its Common Stock, other than those prescribed by Delaware law.



ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain data the the years ended March 31, 1993 through March 31, 1997. Refer to "Item 7. Management's Discussion and Analysis or Plan of Operation" for discussion of operations.

                             1997       1996       1995       1994       1993
                             ----       ----       ----       ----       ----
Income Statement Data
Revenue from operations 2,014,788  1,580,712   1,274,836    454,395          -
Gross Income / (Loss)      88,858    126,713     (44,276)  (531,379)         -
Adjusted net Loss
 (see notes)             (702,096)  (704,355) (1,188,746)(2,987,219) (2,875,652)
Adjusted net loss
 per share                 ($0.05)    ($0.07)     ($0.22)    ($0.56)     ($1.18)

Balance Sheet Data
Total Assets           $1,011,463  1,409,752   1,862,279   2,614,752 $5,496,643
Total Liabilities         698,710  1,383,653     769,696     255,037    253,562
Stockholders' Equity      312,753     26,099   1,092,583   2,359,715  5,243,081
--------------------------------------------------------------------------------

The above figures have been adjusted as follows, to facilitate comparison:

1. The net loss for the year ended March 31, 1997 excludes termination payments totaling $51,250 paid to former officers of the Company.

2. The net loss for the year ended March 31, 1996 excludes a $762,129 non-recurring loss on impairment of long-lived assets, a non-cash accounting adjustment to adopt SFAS No. 121 and $110,000 of non-recurring professional costs associated with the transaction with Photo Corporation Group Pty Limited.

3. The net loss for the year ended March 31, 1995 excludes $120,713 in non-recurring expenses associated with the Company having terminated leases at the 920 and 910 Colorado Premises.

4. The net loss for the year ended March 31, 1994 excludes $103,853 in miscellaneous income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-K.


Overview

     The Company currently operates two photographic portrait studios, the first of which was opened on May 24, 1993 at MCA/Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"), the second opened on December 1, 1995 at the Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). During the quarter ended December 31, 1996, the Company engaged a consultant to work with its technical staff, to determine whether the Traveling Studio could be made operational. After some effort and expenditure, the Traveling Studio has been used in five promotions, over a total of ten days. The following table summarizes the Company's fiscal quarter results which have been adjusted for the matters set forth in the notes below:

                    Fiscal Year Ended March 31, 1996             Fiscal Year Ended March 31, 1997

                    3 months    3 months    3 months        3 months   3 months     3 months    3 months      3 months
                  ended Jun30 ended Sep30 ended Dec31      ended Mar31 ended Jun30  ended Sep30 ended Dec31  ended Mar 31

Revenue             $ 357,226   $ 444,838   $ 375,711      $ 402,937  $ 468,187     $ 657,643  $ 520,666    $ 368,292

Gross Income/(Loss)    32,279     138,332      15,721        (59,619)    18,425       126,736     15,081      (71,384)

Adjusted Net Loss
for the period
(see notes below)   (117,272)1    (79,278)   (210,078)      (297,727)2 (204,568)     (121,332)3 (172,530)    (203,666)

Adjusted Net Loss
per share            ($ 0.02)    ($  0.01)   ($  0.01)       ($ 0.03)   ($ 0.02)      ($ 0.01)   ($ 0.02)     ($ 0.01)

Closing Bid Price
per share of Common
Stock                 $0.125       $ 0.15      $ 0.13         $ 0.22     $ 0.22       $ 0.10     $0.065      $0.085


------------------------------------------------------------------------------------------------------------

As indicated in the following notes, the quarterly figures have been adjusted in order to facilitate comparison.:

1 The net loss for the three month period ended June 30, 1995 excludes  $110,000 of non-recurring professional costs associated with the transaction with Photo Corporation Group Pty Limited and a $722,000 non-recurring loss on impairment of long-lived assets, a non-cash accounting adjustment to adopt SFAS No. 121.

2 The net loss for the three month period ended March 31, 1996 excludes a $40,129 non-recurring loss on impairment of long-lived assets, a non-cash accounting adjustment to adopt SFAS No. 121.

3 The net loss for the three month period ended September 30, 1996 excludes termination payments totaling $51,250 paid to former officers of the Company.

    As noted in the table presented above, the Company continues to operate at a net loss. Management is focusing on improving revenues from the Irvine Studio by developing a marketing program to attract more customers and creating a background image portfolio that is more suitable for the market in which the Irvine Studio is located. There can be no assurance that this program for the Irvine Studio will be successful and accordingly, the Company will continue to implement overhead reductions to improve the Company's operating margins and reduce the cash outflow from operations. The Company's short term objectives are to increase the revenues of the Irvine Studio, source additional opportunities and venues for the utilization of the Traveling Studio, continue the reduction of expenses and raise capital for opening additional studios. Notwithstanding, net losses (which include depreciation expenses of approximately $100,000 per quarter) are expected to continue unless and until the Company opens such additional studios or the revenue stream from the two existing studios, especially the Irvine studio, increases substantially.

    On April 24, 1996 the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the fair market value of the stock on April 24, 1996. On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock. The Company received total payment on these subscriptions as of June 6, 1996. On May 7, 1996, Photo Corporation Group Pty Limited ("PCG") converted $130,000 of the $649,500 loan payable at that time to 650,000 shares of the Company's Common Stock. This represented a value of $0.20 per share of Common Stock, which was the fair market value as determined by the Board of Directors, on this date and the same price paid on such date by the six independent investors. On November 29, 1996, PCG converted $519,000 of the remaining $519,500 note payable, together with $261,000 of accrued management fees payable to Photo Corporation of Australia Pty Limited ("PCA"), which debt was assumed by PCG, into 8,320,000 shares of the Company's Common Stock. This represented a value of $0.09375 per share of Common Stock, which the Board of Directors determined to be a fair price at that time. In addition, PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995 for a period of two years commencing December 1, 1996.

    During the period December 1, 1996 to June 10, 1997, PCG has provided a further $305,000 of cash to assist the Company in funding its day to day operations and to enable the Company to make the payments due to former officers. The debt due to PCG is disclosed on the balance sheet as "Due to Related Party".

    The Company opened the Irvine Studio on December 1, 1995, commenced operations on December 9, 1995 and at the same time completed the integration of an improved version of the Company's proprietary technology. The original technology incorporated in the CityWalk Studio was placed into service in mid-1993. Since that time, significant improvements have occurred in digital photography equipment software and computers utilized in high-end computer graphics. The Company's new technology incorporates these newer system components and is designed to produce significantly higher resolution and hence better quality photographs across a broader product line. Notwithstanding the quality improvements that have been achieved to date, digital camera technology is still not able to produce photographs which, when enlarged beyond 11" x 14" sizes, are of the same quality as traditional silver halide film, and this may have a negative effect on the studios' long-term earning capabilities.


Results of Operations

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

    The net loss for the year ended March 31, 1997 was $753,346 compared with $1,576,484 for the year ended March 31, 1996. The primary reason for the reduction in the net loss between the two years is that in the year ended March 31, 1996 there was a loss on impairment of long-lived assets of $762,129. There was no such loss in the year ended March 31, 1997.

    The  following  table shows  Revenues,  Cost of Revenues  and Gross Income /
(Loss) during the fiscal years ended March 31, 1997 and March 31, 1996, by studio.

                       Fiscal Year Ended March 31, 1997Fiscal Year Ended March 31, 1996

                       CityWalk    Irvine   Travelling  CityWalk    Irvine    Traveling
                        Studio     Studio     Studio     Studio     Studio     Studio
                                                                    (Opened   (Not
                                                                    12/9/95)  operatonal)

Revenues                $1,492,02   $ 508,192  $  14,572  $1,422,845 $ 157,867  $   -
                         --------    --------    -------   ---------  --------   --------

Cost of Revenues:

  Compensation  &
    Related Benefits       429,764    277,501      5,674     439,350   108,787      -

  Depreciation &
    Amortization           137,855    220,975        293     189,781    59,468      -

  Pre-opening Costs             -          -          -           -     67,007      -

  Rent                     192,432   100,500       7,925     183,421    27,218      -

  Other                    318,536   227,188       7,287     309,175    69,792      -
                         ---------  --------     -------   ---------  --------   --------

  Total                  1,078,587   826,164      21,179   1,121,727   332,272      -

Gross Income /(Loss)       413,437 ($317,972)    ($6,607)   $301,118 ($174,405)     -
                         =========  ========      ========  ========  ========   ========


    The Company overall generated $2,014,788 in revenues in the fiscal year ended March 31, 1997, compared to revenues of $1,580,712 in the fiscal year ended March 31, 1996. The increase in revenues of approximately $434,076 is primarily a result of the Irvine Studio trading for a full twelve months in the year to March 31, 1997 compared with only four months in the year to March 31, 1996 (the Irvine Studio commenced trading on December 9, 1995). CityWalk Studio revenues increased by $69,179 to $1,492,024, an increase of 4.9%. Revenues from the Irvine Studio and the Traveling Studio were $508,192 and $14,572 respectively.

    Cost of revenues in the year to March 31, 1997 were $1,925,930 or approximately 95.6% of revenues. Cost of revenues in the year to March 31, 1996 were $1,453,999 or approximately 92.0% of revenues.

    Cost of revenues for the CityWalk Studio decreased by $43,140 to $1,078,587 despite the $69,179 increase in revenues. Compensation and related benefits were $9,586 lower than the previous year as a result of tighter controls over the number of staff hours worked at the studio. Depreciation was lower by $51,926 as a result of the adoption in June 1995 of SFAS No. 121 and the recognition of a $722,000 loss on impairment of CityWalk Studio assets, together with the fact that certain assets have now been fully depreciated. Rent was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than in the previous period by $69,179. Other cost of revenues increased by 3.0%, in line with the 4.9% increase in revenue. The CityWalk Studio earned gross income of $413,437 during the fiscal year ended March 31, 1997 compared to gross income of $301,118 for the same period last year, an improvement of $112,319.

    Costs of revenues for the Irvine Studio were $826,164, resulting in a gross loss of $317,972. Included in cost of revenues was $220,975 of depreciation, a non-cash expense. Cost of revenues for the prior year of $322,272 represented the four month period from opening to March 31, 1996, and included $67,007 of non-recurring pre-opening costs. The Irvine Studio is still performing below expectation and the Company is continuing to develop the portfolio of products available at the Irvine Studio in an endeavor to improve the revenues from the Irvine Studio.

    Cost of revenues for the Traveling Studio were $21,179, resulting in a gross loss of $6,607.

    Despite the gross loss of $317,972 which was incurred in the Irvine Studio, and the gross loss of $6,607 incurred by the Traveling Studio, the Company overall earned a gross income of $88,858 during the fiscal year ended March 31, 1997. Gross income for the same period last year was $126,713. The decrease in gross income for the year to March 31, 1997 is mainly due to the gross loss incurred in the Irvine Studio which traded for a full twelve months in the year to March 31, 1997 compared with only four months trading in the prior year. The decrease in gross income is partly offset by a $112,319 improvement in the gross income generated by the CityWalk Studio.

    General and administrative expenses for the fiscal year ended March 31, 1997 includes termination payments totaling $51,250 paid to former officers of the Company. The corresponding year ended March 31, 1996 includes a non-recurring charge of $110,000 for professional fees relating to the PCG transaction and a $762,129 non-cash loss on impairment of long-lived assets. After adjusting for these non-recurring items, the Company's general and administrative expenses decreased from $805,824 in the fiscal year ended March 31, 1996 to $736,836 in the fiscal year ended March 31, 1997, a decrease of approximately 9%. This decrease is consistent with Management's plan to reduce overhead costs. Compensation and related benefits decreased by approximately 18% to $258,380 (excluding the $51,250 termination payments) from $313,432 for the same period last year, as a consequence of the cessation of employment on September 1, 1996 of the Vice President Operations and the Vice President Development. Professional fees, excluding the $110,000 in kind consideration on the PCG transaction in the year ended March 31, 1996, increased by 4% to $100,777, compared to $96,979 for the same period last year. Management fees of $131,000 payable to PCG were accrued, relating to the period April 1, 1996 to November 29, 1996, pursuant to the Personnel Consulting Agreement dated June 28, 1995. The Personnel Consulting Agreement was suspended for two years from December 1, 1996. The expense for the year to March 31, 1997 of $131,000 is comparable with the $130,000 accrued in the previous year for the period July 1, 1995 to March 31, 1996. Office and storage rent expenses increased from $29,524 in the year to March 31, 1996 to $39,558. Depreciation and amortization costs were lower by $37,244 as a result of previously non-producing assets being put into production and the consequential charges reported in cost of revenues. Other general and administrative expenses increased by $8,969, or 8% to $114,954 for the fiscal year ended March 31, 1997, compared to $105,985 for the same period last year.

    The Company earned interest income of $484 in the fiscal year ended March 31, 1997 as compared to $3,035 earned during the prior year. Interest charges totaling $54,602 were incurred on the loan from PCG and on the loan payable to former executives of the Company compared with interest expense of $28,279 in the year ended March 31, 1996.

    As of March 31, 1996, the Company has net operating loss carry forwards of approximately $9,650,000. The ability to utilize $8,275,000 of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the PCG transaction. The losses will expire in March, 2011.

Year Ended March 31, 1996 Compared to Year Ended March 31, 1995

    The  following  table shows  Revenues,  Cost of Revenues  and Gross Income /
(Loss) during the fiscal years ended March 31, 1996 and March 31, 1995, by studio.

                   Fiscal Year Ended March 31, 1996        Fiscal Year Ended March 31, 1995
                    CityWalk         Irvine                 CityWalk               Irvine
                     Studio          Studio                  Studio                Studio
                                (Opened 12/9/95)                                  (Not Open)

Revenues           $1,422,845   $   157,867                $1,274,836            $       -
                   ----------   -----------                ----------            ---------

Cost of Revenues:

  Compensation  &
  Related Benefits    439,350       108,787                   459,217                   -

  Depreciation &
  Amortization        189,781        59,468                   340,423                   -

  Pre-opening Costs        -         67,007                        -                    -

  Rent                183,421        27,218                   172,480                   -

  Other               309,175        69,792                   346,992                   -
                   ----------     ---------                  --------            ---------

  Total             1,121,727       332,272                 1,319,112                   -
                    ---------     ---------                 ---------            ---------

Gross Income/(Loss)   301,118   ($  174,405)                 ($44,276)           $    -
                    =========    ==========                 =========            =========

    The Company overall generated $1,580,712 in revenues, compared to revenues of $1,274,836 during the same period last year, for a net increase of $305,876. CityWalk Studio revenues increased by $148,009 to $1,422,845, an increase of 11.6%. Revenues from the Irvine Studio from the date of opening, December 1, 1995 to March 31, 1996 were $157,867.

    Cost of revenues increased by 10.2% to $1,453,999 overall during the fiscal year ended March 31, 1996 compared to $1,319,112 for the same period last year.

    Cost of revenues for the CityWalk Studio decreased by $197,385 to $1,121,727 despite the $148,009 increase in revenues. Compensation and related benefits were $19,867 lower than the previous year as a result of tighter controls over the number of staff hours worked at the studio. Depreciation was lower by $150,642 as a result of the adoption in June 1995 of SFAS No. 121 and the recognition of a $722,000 loss on impairment of CityWalk Studio assets. Rent was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than the previous period by $148,099. Other cost of revenues decreased by 10.9% as a result of cost reduction programs at studio level. The CityWalk Studio earned gross income of $301,118 during the fiscal year ended March 31, 1996 compared to a gross loss of $44,276 for the same period last year, an improvement of $345,394.

    Cost of revenues for the Irvine Studio were $332,272, resulting in a gross loss of $174,405. Included in cost of revenues were $67,007 of non-recurring pre-opening costs and $59,468 of depreciation, a non-cash expense. All of the Company's previously idle equipment has been placed into production in the Irvine Studio. The Irvine Studio is performing well below expectation and the Company is proceeding to develop its portfolio of products available at the Irvine Studio in an endeavor to improve the revenues from the Irvine Studio.

    Despite the gross loss of $174,405 which was incurred in the new Irvine Studio, the Company overall earned a gross income of $126,713 during the fiscal year ended March 31, 1996 compared to a gross loss of $44,276 for the same period last year, an improvement of $170,989.

    General and administrative expenses for the fiscal year ended March 31, 1996 include a non-recurring charge of $110,000 for professional fees relating to the PCG transaction and a $762,129 non-cash loss on impairment of long-lived assets. The corresponding year ended March 31, 1995 includes non-recurring lease abandonment expenses of $120,713 associated with the discontinued leases on the 920 and 910 Colorado Premises. After adjusting for these non-recurring items, the Company's general and administrative expenses decreased from $1,144,481 in the fiscal year ended March 31, 1995 to $834,103 in the fiscal year ended March 31, 1996, a decrease of approximately 28%. This decrease resulted from lower expenditures within almost every overhead expense category, consistent with Management's plan to cut overhead costs. Compensation and related benefits decreased by 15% to $313,432 from $369,618 for the same period last year. Professional fees, excluding the $110,000 in kind consideration on the PCG transaction, decreased by almost 70% to $96,979 from $320,047 for the same period last year. Approximately $80,000 of the professional fees expended during the fiscal year ended March 31, 1995 were attributable to negotiations with potential financiers, including two equity funding transactions which the Company announced on Form 8-K current report filings and which did not subsequently close. Management fees of $130,000 payable to PCG have been accrued relating to the period July 1, 1995 to March 31, 1996, pursuant to the Personnel Consulting Agreement dated June 28, 1995. Office rent expenses were lower than last year by $37,364 as a result of the closure of the Corporate offices at 920 and 910 Colorado Premises. Depreciation and amortization costs were lower as a result of previously non-producing assets being put into production and the consequential charges reported in cost of revenues. Interest charges totaling $28,279 were incurred on the loan from PCG and on the deferred salaries accrual owing to executives of the Company. There were no such charges in the prior year. Other general and administrative expenses decreased by $41,493 or 28% to $105,985 for the fiscal year ended March 31, 1996, compared to $147,478 for the same period last year.

    The Company earned interest income of $3,035 in the fiscal year ended March 31, 1996 as compared to $11 earned during the prior year.

    During the months of July through November 1995 the Company designed and constructed the Irvine Studio. As a result of this work and the continuing operating losses, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. In this regard, the Company reviewed the carrying value of its CityWalk Studio assets for impairment and determined that an impairment loss of $722,000 should be recognized in June 1995. This loss is reflected in the Company's statement of operations. The loss was calculated as the excess of carrying value over fair value, the latter determined by reference to prices for similar assets for the Irvine Studio. This adjustment does not affect the Company's working capital.

    In the quarter ended March 31, 1996, the Company recognized an impairment loss of $40,129 in respect of its Traveling Studio, a studio developed in 1992 but used on only one occasion because of significant operating difficulties which have not been addressed because of the Company's decision to pursue cost reductions and focus efforts exclusively on the two permanent studios. The fair value of the Traveling Studio has been determined to be zero.

    As of March 31, 1996 the Company has net operating loss carry forwards of approximately $8,900,000. The ability to utilize $8,275,000 of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the PCG transaction. The losses will expire in March 2011.

Liquidity and Capital Resources

    At March 31, 1997, the Company had a working capital deficit of $516,861 as compared to a working capital deficit on March 31, 1996 of $1,216,713. The decrease of $699,852 is primarily attributable to the cash proceeds of stock subscriptions received in the fiscal quarter ended June 30, 1996 from six investors totaling $130,000 for 650,000 shares of Common Stock, together with the conversion of a $649,000 loan from PCG and $261,000 of accrued management fees payable to PCA, which debt was assumed by PCG, into 8,970,000 shares of Common Stock. This decrease is partly offset by payments to former officers of the Company of approximately $153,000. As of March 31, 1997, the Company's cash and cash equivalents balance was $70,908.

    Net cash used in operating activities was $336,376 for the fiscal year ended on March 31, 1997, compared to the utilization of $439,034 of cash for the same period last year. Approximately $133,000 less cash was required for operating activitites and there were no payments for long outstanding trade creditors made in the fiscal year ended March 31, 1997 whereas $196,867 of cash was required in the previous year. These reductions in cash requirements were offset by approximately $153,000 paid to former officers of the Company during the fiscal year ended March 31, 1997.

    The Company invested a total of $46,630 in the fiscal year ended March 31, 1997 for equipment in the Irvine and CityWalk Studios. By comparison, in the previous year the Company invested $652,814 for the acquisition of Irvine Studio leasehold improvements and equipment, computer hardware and software associated with the technological advancement of the Proprietary System and for equipment for the CityWalk Studio.

    The Company's auditors rendered a going concern report. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations and its ability to continue with debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include increasing revenues of the Irvine Studio, continuing the reduction of expenses, and obtaining additional equity or debt financing. There can be no assurance that Management will be successful in these endeavors and if not, the Company will be dependent on the willingness and the ability of the majority stockholder, PCG, to continue to provide additional financing.

    In the fiscal year ended March 31, 1997, further funding of $260,000 in the form of cash was provided by PCG. $131,000 of management fees were accrued but unpaid during the period April 1996 to November 1996, pursuant to a Personnel Consulting Agreement entered into by the Company with PCA. This compares with a total of $1,098,500 funding in the form of debt and equity provided by PCG in the year ended March 31, 1996, and $130,000 of management fees accrued in the period July 1, 1995 to March 31, 1996.

    Despite its working capital deficiency, the Company has maintained generally good relations with its vendors.

    On April 24, 1996 the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the fair market value of the stock on April 24, 1996. On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock. The Company received total payment on these subscriptions as of June 6, 1996. On May 7, 1996, PCG converted $130,000 of the $649,500 loan payable to 650,000 shares of the Company's Common Stock. This represented a value of $0.20 per share of Common Stock, which was the fair value on this date, as determined by the Board of Directors and the same price paid on such date by the six independent investors.

    On November 29,1996, PCG converted $519,000 of the remaining $519,500 note payable, together the $261,000 of accrued management fees payable to PCA, which debt was assumed by PCG, into 8,320,000 shares of the Company's Common Stock. This represented a value of $0.09375 per share of Common Stock, which the Board of Director's determined to be a fair price at that time. In addition, PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995 for a period of two years commencing December 1, 1996.

    Although the Company has not commenced to market all Licensed Articles on a timely basis, as of June 10, 1997, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors and believes that its relationship with all Licensors is satisfactory.

    The Company leases its CityWalk Studio premises under a five year lease, which expires on May 31, 1998. This lease is subject to renewal at the option of the Company for an additional seven years. The Company leases its Irvine Studio premises under a three year lease which expires on November 21, 1998. This lease is subject to renewal at the option of the Company for an additional seven years, provided sales revenue in the twelve months prior to the date of giving notice is in excess of $810,000 and the net worth of the Company is in excess of $600,000. Given that the Company has not met either of the criteria for renewal of the Irvine Studio lease, management cannot state with certainty that the seven year option period will be exercised and accordingly, no lease commitment in respect of the option period has been disclosed in note 8 to the financial statements.

     The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor. Management believes the managerial assistance that is being provided to the Company through its association with PCG and the willingness and ability of PCG to continue to fund the cash flow deficiencies of the Company are necessary to ensure the continued operating viability of the Company. The Company is continuing to identify and evaluate opportunities for the building and bringing into operation of additional studios, which would require funding from sources external to the Company. Having regard to the current financial position of the Company, the most likely source of funding for such growth is through additional equity or a loan from PCG. There is no ongoing commitment by PCG to supply such funds and there can be no assurance that such funds will be made available by PCG. The Company is continuing to explore other opportunities for funding its studio expansion, however no assurance can be given that appropriate sources of finance will be found.


Other Matters

    On August 31, 1996, Michael C. Roubicek, Vice President of the Company, was elected to the Board of Directors of the Company to fill the vacancy created by Mr Robert Shelton's cessation as a director of the Company.

    The Company's securities are quoted on the OTC-Bulletin Board under the trading symbol OUTT.

ITEM 8.  FINANCIAL STATEMENTS


                     INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors of
    Out-Takes, Inc.
    Los Angeles, California



           We have audited the accompanying balance sheet of Out-Takes, Inc. as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Out-Takes, Inc. as of March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           As discussed in Note 16 to the financial statements, effective for the year ended March 31, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of), resulting in a write down of its plant and equipment of $762,129.






                                    Moore Stephens, P.C.
                                    Certified Public Accountants




Cranford, New Jersey
May 15, 1997

                             OUT-TAKES INC.

                              BALANCE SHEET

                                 ASSETS                   March 31,
Current Assets:                                          1997           1996
                                                         ----           ----
  Cash and Cash Equivalents                         $  70,908      $   61,672
  Inventory                                            22,879          36,598
  Due from Related Party                                7,343               -
  Prepaid Insurance                                    10,796           8,793
  Prepaid Taxes                                         7,829           2,075
  Other Current Assets                                  8,132           9,802
                                                    ---------       ---------
  Total Current Assets                              $ 127,887      $  118,940

Plant & Equipment - Net                               845,198       1,252,100

Other Non-Current Assets:
  Deposits                                             38,378          38,712
                                                    ---------       ---------

    Total Assets                                   $1,011,463      $1,409,752

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                  $ 113,803       $  88,923
  Accrued Payroll                                      42,868         218,291
  Accrued Expenses                                    104,331         203,928
  Accrued Interest - Related Party                      7,871          29,975
  Compensation payable - Related Parties              115,375               -
  Notes Payable                                             -          15,036
  Accrued Management Fee - Related Party                    -         130,000
  Due to Related Party                                260,500         649,500
                                                    ---------       ---------
  Total Current Liabilities                         $ 644,748      $1,335,653

Non-Current Liabilities:
  Notes Payable                                     $  48,000      $   48,000
  Compensation payable - Related Parties                5,962              -
                                                    ---------       ---------
  Total Non-Current Liabilities                     $  53,962      $   48,000

  Commitments (Note 8)                                      -               -

Stockholders' Equity:
  Preferred Stock, par value $.01 per share;
  5,000,000 share  authorized, none issued          $       -      $        -

  Common Stock, par value $.01 per share;
  35,000,000 shares authorized; (March 31, 1996:
  25,000,000). 20,788,122 and 11,168,122 shares
  issued March 31, 1997 and March 31, 1996
  respectively, (of which 292,396shares are in
  Treasury)                                                 207,882    111,682

  Capital in excess of par value                         10,014,980  9,071,180

  Accumulated   deficit  (includes
  $6,990,000  in  accumulated  losses  during
   development    stage    and   a    $762,129
   loss    on    impairment    of assets)                (9,657,703)(8,904,357)

  Total                                                   $ 565,159  $ 278,505

  Less: Treasury Stock, at cost                            (108,406)  (108,406)
      Deferred Compensation                                (144,000)  (144,000)
                                                            -------    -------

Total Stockholders' Equity                                $ 312,753  $  26,099
                                                          ---------  ---------

    Total Liabilities and Stockholders' Equity           $1,011,463 $1,409,752

The Accompanying Notes are an Integral Part of These Financial Statements.

                             OUT-TAKES INC.

                        STATEMENTS OF OPERATIONS

                                                 Years ended March 31,

                                          1 9 9 7     1 9 9 6        1995
                                          -------     -------        ----

Revenues                              $ 2,014,788   $1,580,712    $1,274,836
                                      -----------   ------------   ----------

Cost of Revenues:

  Compensation and Related Benefits       712,939     548,137        459,217
  Depreciation and Amortization           359,123     249,249        340,423
  Pre-Opening Costs - Irvine Studio             -      67,007              -
  Rent                                    300,857     210,639        172,480
  Other Cost of Revenues                  553,011     378,967        346,992
                                      -----------   ---------      ---------

  Total Cost of Revenues                1,925,930   1,453,999      1,319,112
                                      -----------   ---------      ---------

    Gross Income (Loss)                    88,858     126,713        (44,276)
                                      -----------   ---------      ----------

General and Administrative Expenses:

  Compensation and Related Benefits       309,630     313,432        369,618
  Professional Fees                       100,777     206,979        320,047
  Management Fee - Related Party          131,000     130,000              -
  Rent of Offices                          39,558      29,524         66,888
  Loss on Disposal of Plant and Equipment     504         997              -
  Depreciation and Amortization            91,663     128,907        228,838
  Loss on Impairment of Long-Lived Assets       -     762,129              -
  Lease Abandonment                             -           -        120,713
  Amortization of Organization Costs            -           -          8,712
  Rent - Related Parties                        -           -          2,900
  Other G & A Expenses                    114,954     105,985        147,478
                                      -----------   ---------      ---------

  Total Expenses                          788,086   1,677,953      1,265,194
                                      -----------   ---------      ---------

    Loss from Operations                 (699,228)  (1,551,240)   (1,309,470)

Other Income (Expense)
  Interest income                             484       3,035             11
  Interest expense                         (3,423)         (7)             -
  Interest expense - Related Parties      (51,179)    (28,272)             -
                                      ------------  -----------    ----------

    Total Other Income (Expense)          (54,118)    (25,244)            11
                                      ------------  ------------   ----------

Net Loss                              ($  753,346)  ($1,576,484)  ($1,309,459)
                                       ==========   ============  ============

Net Loss Per Share                    ($     0.05)    ($   0.16)    ($   0.24)
                                      ============    ==========    ==========

Weighted Average Common Shares
 Outstanding                            14,824,881   9,567,748      5,341,547












The Accompanying Notes are an Integral Part of These Financial Statements.

                                         OUT-TAKES INC.

                                STATEMENT OF STOCKHOLDERS' EQUITY

                                    Common Stock           Capital
                               Number of                 in Excess of     Accumulated   Treasury    Deferred
                                Shares         Amount      Par Value        Deficit      Stock    Compensation    Total




Balance - March 31, 1994        5,603,122    $  56,032   $8,573,393     ($6,018,414)   ($107,296)  ($144,000)   $2,359,715

Non-Cash Compensation
  Expense (Trustee Shares)             -            -        20,000              -            -           -         20,000
Non-Cash Compensation
  Expense (Christmas Bonus)       125,000        1,250       22,187              -            -           -         23,437

Repurchase of Treasury
  Stock                                -            -            -               -        (1,110)         -         (1,110)

Net Loss for the year
  ended March 31,1995                  -            -            -       (1,309,459)          -           -     (1,309,459)
                                    -----       ------      -------       ---------      --------   --------     ---------

Balance - March 31,1995         5,728,122      $57,282   $8,615,580     ($7,327,873)   ($108,406)  ($144,000)   $1,092,583

Proceeds from Issuance of
  Stock                         5,440,000       54,400      455,600              -             -           -       510,000

Net Loss for the year
  ended March 31,1996                  -          -              -       (1,576,484)           -           -    (1,576,484)
                                ---------     ------        -------       ---------     --------    --------     ---------

Balance - March 31, 1996       11,168,122    $ 111,682   $9,071,180     ($8,904,357)   ($108,406)  ($144,000) $     26,099

Cash Proceeds from Issuance
  of Stock (see note 6)           650,000        6,500      123,500              -            -           -        130,000

Stock Issued upon Conversion
  of Debt (see note 6)          8,970,000       89,700      820,300              -            -           -        910,000

Net Loss for the year
  ended March 31, 1997                 -            -            -         (753,346)          -           -       (753,346)
                                ---------      -------      -------       ---------     --------    --------      --------


Balance -  March 31, 1997      20,788,122    $207,882   $10,014,980     ($9,657,703)   ($108,406)  ($144,000)    $ 312,753




















 The Accompanying Notes are an Integral Part of These Financial Statements.

                             OUT-TAKES INC.
                         STATEMENT OF CASH FLOWS
                                                  Years ended March 31,
                                           1997        1996             1995
Operating Activities:
  Net Loss                              ($753,346) ($1,576,484)   $  (1,309,459)
                                        ---------  -----------     ------------
  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
    Depreciation and Amortization        $450,786     $378,156    $     569,261
    Loss on Impairment of Long-Lived Assets    -       762,129               -
    Loss on Disposal of Plant and Equipment   504          997               -
    Amortization of Organization Costs         -            -             8,712
    Non-Cash Compensation Expense              -            -            43,437
    Loss from Discontinued Lease               -            -           107,968
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
    Prepaid Royalties                          -           840           25,272
    Due from Related Party                 (7,343)          -                -
    Deposits                                  334      (18,290)          19,770
    Inventory                              13,719      (10,090)          30,628
    Due from Officers                          -         8,565           (8,565)
    Prepaid Insurance                      (2,003)          -                -
    Prepaid Taxes                          (5,754)          -                -
    Other Current Assets                    1,670      (10,314)          27,534
   Increase (Decrease) in:
    Accounts Payable                       24,880     (196,867)          66,887
    Accrued Payroll and Other Expenses   (275,020)      56,453          338,772
    Notes Payable                         (15,036)      15,036               -
    Accrued Interest - Related Party      (22,104)      20,835               -
    Accrued Management Fee-Related Party  131,000      130,000               -
    Compensation Payable-Related Parties  121,337           -                -
                                          -------    ---------        ---------

   Total Adjustments                     $416,970   $1,137,450       $1,229,676
                                        ---------   ----------       ----------

  Net Cash Used in Operating Activities ($336,376)   ($439,034)       ($ 79,783)

Investing Activities:
  Acquisition of Equipment and Leasehold
   Improvements                          ($46,630)  ($ 652,814)        ($53,037)
  Proceeds on Disposal of Plant and
   Equipment                                2,242        1,050               -

  Net Cash Used in Investing Activities ($ 44,388)   ($651,764)       ($ 53,037)

Financing Activities:
  Proceeds from the Issuance of Stock    $130,000     $510,000         $     -
  Due to Related Party                    260,000      649,500               -
  Proceeds from Note Payable                   -            -            48,000
  Proceeds from Interim Loan Financing  -
   Related Party                               -        39,000           61,000
  Repurchase of Treasury Stock                 -            -            (1,110)
  Payment of Interim Loan Financing -
   Related Party                               -      (100,000)              -

  Net Cash Provided by Financing
   Activities                           $ 390,000   $1,098,500        $ 107,890

Net Increase in Cash and Cash Equivalent $  9,236     $  7,702        ($ 24,930)
  Cash and Cash Equivalents - Beginning
   of Years                                61,672       53,970           78,900

  Cash and Cash Equivalents - End of
   Year                                  $ 70,908     $ 61,672         $ 53,970
                                         ========     ========         ========

Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                             $  66,501    $   4,401         $     -
   Income Tax                           $      -     $      -          $     -

Non-Cash Investing and Financing Activities
On May 7, 1996, the majority stockholder, Photo Corporation Group Pty. Ltd. ("PCG"), converted $130,000 of its $649,500 loan payable into 650,000 shares of the Company's Common Stock. On November 29, 1996, PCG converted an additional $780,000 into 8,320,000 shares of the Company's Common Stock. This represented loan principal of $519,000 and accrued management fees of $261,000 payable to Photo Corporation of Australia Pty Limited ("PCA") which debt was assumed by PCG. The Accompanying Notes are an Integral Part of These Financial Statements.

                            OUT-TAKES INC.

                     NOTES TO FINANCIAL STATEMENTS


[1] Summary of Significant Accounting Policies


Basis of Presentation - The accompanying financial statements are presented on an accrual basis. Revenues are recognized when merchandise is sold and expenses are recognized when incurred. Where applicable, the figures for the years ended March 31, 1996 and 1995 have been reclassified in order to facilitate comparison with the figures for the current year.

Plant and Equipment and Depreciation - Plant and equipment consists primarily of computers, photography equipment and leasehold improvements, and are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5 years for all equipment and furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.
Maintenance, repairs and minor purchases are expensed as incurred.

Royalties - Royalties are calculated as a percentage of sales as specified in each License Agreement and are expensed over the life of the agreement except where this amount is less than the minimum guarantee provided by the agreement. In the latter situation, royalty expense is equal to the minimum guarantee, amortized on a straight-line basis over the period of the guarantee. Where royalties have been paid in advance, such amounts are disclosed on the Company's balance sheet as prepaid royalties, net of amounts expensed.

Stock Options - The difference between the fair market value and the exercise price, if below fair market value, of a stock option granted under the Company's Stock Option Plan is charged to expense in the period in which the option is granted. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable.

Inventories - Inventories consisting principally of frames, bags, mattes, chemicals, paper products and other supplies are priced at cost determined using the FIFO method.

Cash and Cash Equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 1997.

Risk Concentrations - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. At March 31, 1997, the Company had no deposits in financial institutions which exceeded the $100,000 federally insured limit. The excess of the institution's deposit liability to the Company over the federally insured limit was therefore zero.

A significant part of the Company's ability to generate revenues is dependent on the continuation of the License Agreements with the various Licensors. Three of the License Agreements provide a portfolio of images that each result in approximately 15% of the revenues of the Company. While the Company has License Agreements relating to the use of the images there can be no assurance that the License Agreements will be renewed or renewed on commercially acceptable terms after their current expiry dates. In such event, unless alternative License Agreements can be obtained, the loss of the License Agreements would have a material adverse affect on the Company (see note 3[A]).

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts.
Accordingly, actual amounts could differ from those estimates.

Advertising   -  Advertising   costs  are  expensed  as  incurred.   Advertising
expenditure for the years ended March 31, 1997, 1996 and 1995 was $28,552, $13,140 and $ 9,841 respectively.

Deferred Taxes - There are no material differences between the accounting methods used for financial and tax purposes. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements.

                            OUT-TAKES INC.

[2] Organization and Business

The Company was incorporated on March 18, 1992, under the laws of the State of Delaware. The Company is engaged in the production and sale of photographic portraits of children, adults and family groups using proprietary hardware and digital imaging software. The Company currently operates and derives substantially all of its revenues from two retail studios, called Out-Takes(R), one of which opened on May 24, 1993 and is located at MCA/Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The other studio opened on December 1, 1995 at the Entertainment Center in the Bazaar at the Irvine Spectrum, located in Irvine, Orange County, California ("the Irvine Studio"). During the quarter ended December 31, 1996, the Company engaged a consultant, to work with its technical staff, to determine whether the Traveling Studio could be made operational.


[3] [A] License Agreements and Royalties

The Company has merchandise licensing agreements ("License Agreements") with Paramount Pictures Corporation ("Paramount"), MCA/Universal Merchandising, Inc. ("Universal"), Warner Bros. Consumer Products - formerly Turner Home Entertainment, Inc. ("Warner"), Twentieth Century Fox Licensing & Merchandising ("Fox"), Jay P. Morgan Photography ("Morgan"), MTV Netowrks ("MTV"), Saban Merchandising Inc. ("Saban") and various other agencies and photographers that grant the Company the right to manufacture, sell and distribute in a defined geographic area, still photographs which combine a digital photograph taken of the customer in the studio with a licensed background from one of the Licensors which may be sold separately or affixed to items approved by these licensors, including photographic enlargements, greeting cards, posters, books, t-shirts, mugs, buttons and other novelty items. Royalties expense for the year ending March 31, 1997, 1996 and 1995 was $66,816, $35,622 and $48,245 respectively.

Although the Company has not commenced to market all Licensed Articles on a timely basis, as of March 31, 1997, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors.


[B] Sublicense Agreement - Related Party

On March 1, 1995, the Company entered into a sublicense agreement with Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of Photo Corporation Group Pty. Ltd. ("PCG") (see note 5 and note 15), that, subject to the prior approval of the Licensors, grants PCA a non-exclusive license to utilize the Licensed Articles on substantially the same terms as provided in the License Agreements. The sublicense also provides that PCA will pay the Company an amount equal to 120% of the royalties the Company pays to Licensors for such images. The Company has received consent from Morgan, Fox and Paramount and other Licensors indicating their willingness to support utilization of the Licensed Articles in countries where PCA operates. As of March 31, 1997, the Company had not yet become entitled to receive any royalties from PCA.


[4]  Plant and Equipment
                                        March 31, 1997  March 31, 1996
The components of plant and equipment are:

Photographic Equipment                  $    622,192    $    689,238
Computers and Software                       679,427         653,753
Equipment and Furniture                      308,987         309,835
Leasehold Improvements                     1,011,292         930,375
                                        ------------    ------------

Total - At Cost                            2,621,898       2,583,201
Less: Accumulated Depreciation             1,776,700       1,331,101
                                        ------------    ------------

Net                                     $    845,198    $  1,252,100
                                        ============    ============

                            OUT-TAKES INC.

[4]  Plant and Equipment - (Continued)

Depreciation is provided over the estimated useful asset lives using the straight-line method over five years for all equipment and furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance, repairs and minor purchases are expensed as incurred.

[5] Related Party Transactions

Mr Robert Shelton, Vice President Development and Mrs Leah Peterson-Shelton, Vice President Operations, ceased employment with the Company from and effective September 1, 1996. Mr Shelton also ceased as a Director of the Company from and effective September 1, 1996.

Deferred salaries owing to Mr Shelton and Mrs Peterson-Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totalling $274,373 were consolidated on September 1, 1996, and are being repaid over the period to April 17, 1998. This liability is presented on the balance sheet as "Compensation payable - Related Party". The liability is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996, between the Company, Mr Shelton, Mrs Peterson-Shelton and Photo Corporation Group Pty Limited ("PCG"), the majority stockholder. Interest expense is incurred at the prime rate of interest (approximately 8.5%) and in the period to March 31, 1997 interest expense totalled $10,604. As of March 31, 1997, interest of $676 was accrued and unpaid.

The Settlement and Mutual Release Agreement inter alia provides for Mr Shelton and Mrs Peterson-Shelton to act as consultants to the Company as requested by the Company and as agreed to by them. No consulting fees were incurred or paid during the year ended March 31, 1997.

Management fees of $261,000 payable to PCA were accrued pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995. These charges cover the period from July 1, 1995 through November 30, 1996. On November 29, 1996 PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995 for a period of two years from December 1, 1996. On November 29, 1996, the accrued management fees of $261,000 were converted into shares of the Company's Common Stock (see note 6).

At March 31, 1997 the $260,500 "Due to Related Party"  ($649,500 as of March 31,
1996) was advanced by PCG. The proceeds of the $649,500 advance were used predominantly to fund the construction of the Irvine Studio and to upgrade the technology in relation to the studio's operation. Of the $649,500 total, $649,000 was converted into shares of the Company's Common Stock on November 29, 1996 (see note 6). A further $260,000 in cash was advanced by PCG during the period to March 31, 1997. The funds have been used predominantly to fund the day to day operation of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party is unsecured and is payable on demand. Interest expense is incurred at a rate of 10% per annum and for the year ended March 31, 1997 was $40,575. As of March 31, 1997, interest of $7,871 was accrued.

The amount "Due from Related Party" of $7,343 as of March 31, 1997 represents monies advanced by the Company during fiscal 1997 on behalf of PCA.

The weighted average interest rate on short term borrowings as of March 31, 1997 was approximately 10.0%.

[6] Stockholders' Equity

Authorization for Issuance of Additional Shares - On April 24, 1996, the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the Board of Directors' determination of the fair market value for restricted shares of stock on April 24, 1996.

On November 29, 1996 the Board of Directors agreed to reduce the price for any additional issuance of shares of Common Stock to $0.09375, which represented the fair market value at that time.

Increase in Authorized Number of Shares - On July 24, 1996, at the Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock of the Company from 25,000,000 to 35,000,000.

                            OUT-TAKES INC.

[6] Stockholders' Equity - (Continued)

Stock Subscription - On May 6 and 7, 1996 the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock. The Company received total payment on these subscriptions as of June 6, 1996.

Debt to Equity Conversion - On May 7, 1996, the majority stockholder, PCG, converted $130,000 of its $649,500 loan payable into 650,000 shares of the Company's Common Stock. This represented a value of $0.20 per share of Common Stock which represented the Board of Directors' determination of the fair market value on this date and the same price also paid by the six independent investors in May 1996.

On November 29, 1996, PCG converted $519,000 of the remaining $519,500 note payable, together with $261,000 of accrued management fees payable to PCA, which debt was assumed by PCG, into 8,320,000 shares of the Company's Common Stock . This represented a value of $0.09375 per share of Common Stock, which the Board of Directors' determined to be a fair price at that time. In addition, PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995 for a period of two years commencing December 1, 1996.

Escrow Shares - In March, 1992, an aggregate of 750,000 shares of the Company's Common Stock was placed into escrow for the benefit of the Company's founders ("Founders"). The Founders are permitted to vote their respective Escrow Shares while they are in escrow, however, the Escrow Shares are not assignable or transferable, except through the laws of inheritance, guardianship, legal representation or trusteeship for the benefits of the holder or the holder's immediate family. In the event the Company's pre-tax earnings first equals or exceeds an amount listed below for any fiscal year ending on or prior to November 30, 1998, the Escrow Shares will be released to the Founders as follows:
                                  Escrow Shares
                Pre-Tax Earnings to be Released
                    $1,500,000       250,000
                    $1,750,000       250,000
                    $2,500,000       250,000

If the above pre-tax earnings levels are achieved, the Company will recognize a compensation expense equal to the difference between the fair market value at the time of release of Escrow Shares to officers or employees of the Company and the recorded value at the time of issuance. Release of the Escrow Shares is likely to result in substantial compensation expense to the Company in future years. In the event the above does not occur, the shares will be returned to the Company as Treasury Shares.

During the 1993 fiscal year, a stockholder contributed 137,500 shares to the Company in exchange for registering 630,728 shares and granting the Company an irrevocable proxy to vote the shares. For the period of four years commencing September 10, 1994, the holders of at least 51% of the shares sold in a private placement completed in June and July of 1992 have the right to require the Company to register these shares for public sale under the Securities Act of 1933.

Warrants - The Company issued a total of 2,353,125 redeemable Class A Warrants and 1,868,750 redeemable Class B Warrants in connection with the Company's initial public offering ("IPO") on March 9, 1993. Each Class A Warrant provides the holder with the right to purchase one share of Common Stock at $4.80 and each Class B Warrant provides the holder with the right to purchase one share of Common Stock at $6.75 per share. The warrants expire at the close of business on March 9, 1998 and are subject to redemption at $0.05 per warrant in the event that the average closing bid price per share of the Common Stock exceeds $8.00 per share with respect to the Class A Warrant and $11.75 per share with respect to the Class B Warrant for any 20 consecutive trading days ending not more than 15 days prior to the date of the notice of redemption.

The exercise price of the Class A and Class B warrants are subject to adjustment upon the occurrence of certain events including: the issuance of Common Stock as a dividend to the holders of all outstanding Common Stock or for cash in an amount per share less than the warrant exercise price per share; subdivisions, combinations, or certain reclassifications of Common Stock; or certain issuances of rights, options, or warrants to subscribe for Common Stock or securities of the Company convertible into Common Stock. At March 31, 1997, the exercise price of the Class A and Class B warrants had not been adjusted and none of the warrants had been exercised or redeemed by the Company. There are 2,353,125 of Class A warrants and 1,868,750 Class B warrants outstanding at March 31, 1997.

                            OUT-TAKES INC.

              NOTES TO FINANCIAL STATEMENTS - (Contimued)


[7] Stock Option Plans

Under the Company's Amended and Restated 1992 Stock Option Plan, incentive stock options may be granted to purchase shares of the Company's stock at a price not less than the fair market value of the Common Stock at the date of the grant. Non-qualified stock options may be granted at a price not less than 85% of the fair market value. No option may be exercised after ten years from the date of the grant. At March 31, 1997, 462,000 shares were reserved for future grants.

Effective March 20 1997, the Company's 1992 Directors Stock Option Plan for Non-employee Directors was terminated.

No compensation cost was recognized in income.

Information is summarized as follows:

                                  Shares Under Options and Warrants
                                 Amended            1992                        Weighted
                               And Restated       Directors        Price         Average
                               1992 Stock          Stock            per         Exercise
                               Option Plan       Option Plan       Share          Price


Outstanding at March 31,1994     249,245             -        $0.65 to $4.40      $3.44

  Granted/forfeited during the
    year ended March 31, 1995         -              -

Outstanding at March 31, 1995    249,245             -        $0.65 to $4.40      $3.44

  Forfeited during the year
    ended March 31, 1996         (94,527)            -

Outstanding at March 31, 1996    154,898             -        $0.65 to $4.40      $4.00

  Forfeited during the year
    ended March 31, 1997        (154,898)            -


Outstanding at March 31, 1997         -              -              -                -
                               ============


[8] Commitments

Lease Agreements - The Company leases its CityWalk Studio premises under a five year lease, which expires on May 31, 1998. This lease is subject to renewal at the option of the Company for an additional seven years. The lease provides for an annual rental payment of $130,599 and the payment of 10% of annual store revenues in excess of $867,383. The Company paid $62,287 additional rent during the year to March 31, 1997 (1996: $56,862; 1995: $36,184) as a result of sales being in excess of the threshold. Both the base rental amount and the percentage rental cut-in point are adjusted annually for changes in the consumer price index. The lease may be terminated by the lessor if the Company does not meet a minimum annual sales requirement of $587,000.

The Company leases its Irvine Studio premises under a three year lease, which expires on November 21, 1998. This lease is subject to renewal at the option of the Company for an additional seven years. The lease provides for an annual rental payment including common area costs and marketing costs of $118,202 per annum and the payment of 7% of store revenues in excess of $1,128,857 per annum. Both the base rental amount and the percentage rental cut-in point are adjusted annually for changes in the consumer price index. The option to renew the lease is available only if sales revenue in the twelve months prior to the date of giving notice is in excess of $810,000 and the net worth of the Company is in excess of $600,000.

                            OUT-TAKES INC.

[8] Commitments - (Continued)

Future minimum lease payments under non-cancelable operating leases as of March 31, 1997 are shown in the table below. The table includes the option period for the CityWalk Studio but does not include the option period for the Irvine Studio (see note 14).

                  Year ended March 31
                  -------------------
            1998                       $    248,801
            1999                            209,400
            2000                            130,599
            2001                            130,599
            2002                            130,599
            Thereafter                      413,562
                                            -------

            Total                      $  1,263,560
                                          =========

The Company has a month to month commitment of $2,300 per month for temporary corporate office space and a month to month commitment of $600 per month for storage facilities. Total rental expense for the fiscal years ended March 31, 1997, 1996 and 1995 was $340,717, $240,163 and $239,368 respectively.


[9] Net Loss Per Share

Net loss per share was calculated based on the weighted average shares outstanding during the year. Neither the 292,396 shares held in Treasury nor the 750,000 shares held in escrow pursuant to an escrow agreement between the Founders and the Company have been included in the weighted average shares outstanding during the year as their inclusion would be anti-dilutive (see note
6). The effect of outstanding stock warrants and options was not included in the calculations as their effect would also be anti-dilutive.


[10] Trademark Registrations and Patent Applications

The Company has registered the marks Out-Takes(R), So You Want to be in Pictures(R) , Photomation(R) and Create the Moment(R) with the U.S. Patent and Trademark Office and has registered the Out-Takes(R) service mark in Japan, in both Japanese and English. The Company has filed two applications with the U.S. Patent and Trademark Office seeking patent protection for certain aspects of the Company's technology.


[11] Income Taxes

As of March 31, 1997, the Company has a net operating loss carry forward of approximately $9,650,000. The ability to offset $8,275,000 of these losses against future taxable income has been restricted as a result of the change in control which occurred on June 28, 1995 when a majority shareholding in the Company was acquired by PCG. As of March 31, 1997, the Company has deferred tax assets of approximately $663,000 arising from these operating loss carry forwards which will expire in March, 2011. However, due to uncertainty whether the Company will generate income in the future sufficient to fully or partially utilize these loss carry forwards, an allowance of $663,000 has been established to offset this asset.


[12] Notes Payable

The Note Payable of $48,000 is due to a former financial consultant to the Company pursuant to a settlement agreement dated August 17,1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations.

                            OUT-TAKES INC.

[13] New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption of this Standard on January 1, 1997 did not have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125 which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier application is not permitted. When adopted, SFAS No.
128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.


[14] Going Concern

The Company commenced commercial operations on May 24, 1993 and as of May 15, 1997, the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the year ended March 31, 1997 was $336,376. The Company incurred a net loss of $753,346 for the year ended March 31, 1997 and has a working capital deficit as of March 31, 1997 of $516,861.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern.

Management's plans include increasing revenues of the Irvine Studio. Given that the Company has not met either of the criteria for renewal of the Irvine Studio lease, management cannot state with certainty that the seven year option period will be exercised and accordingly, no lease commitment in respect of the option period has been disclosed in note 8.

Management is also continuing the reduction of expenses throughout the Company and is seeking to obtain additional equity or debt financing. There can be no assurance that management will be successful in these endeavors and if it is not, the Company will be dependent on the willingness and the ability of the major stockholder, PCG, to continue to provide additional financing and no assurance can be given the such additional financing will be provided.


[15] Change of Control - Photo Corporation Group Pty. Ltd. ("PCG")

On June 28, 1995, the Company closed a transaction with PCG whereby PCG was issued 5,440,000 shares of Common Stock of the Company, representing 50.001% of its total issued and outstanding shares at that time, at an issue price of $0.09375 per share. As part of this transaction, PCG also acquired options to purchase 4,560,001 shares of Common Stock at an exercise price of $0.1875 per share, together with the entering into of various agreements, particulars of which were fully disclosed in the Proxy Statement forwarded to all stockholders in connection with the Annual Meeting of Stockholders held on June 28, 1995 (see note 3B and note 5).

                            OUT-TAKES, INC.

[16] Impairment of Long-Lived Assets

The Company had adopted Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

As a result of the Company's continuing operating losses and the information obtained during research and the development of the Irvine Studio, the Company reviewed the carrying value of the assets at its CityWalk studio for impairment in the June 1995 quarter. Management determined that an impairment loss of approximately $722,000 should be recognized. This loss was determined as the excess of carrying value over fair value. Fair value was determined by reference to costs for similar assets for the Irvine Studio.

As a result of the significant operating difficulties associated with the Traveling Studio, the Company reviewed the carrying value of the asset for impairment in the March 1996 quarter. Management determined that an impairment loss of $40,129 should be recognized to reduce the carrying value of the asset to its fair value of zero. Fair value was determined to be zero as the asset was not able to be placed into production in its present form.

Long term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ("SFAS") No. 121. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 1997, management expects these assets to be fully recoverable.



[17] Financial Instruments

The carrying amount of cash and notes payable approximates fair value.



[18] Subsequent Events

During the period April 1, 1997 to May 15, 1997 PCG provided an additional $45,000 of cash to assist the Company in funding its day to day operations and to enable the Company to make the required payments due to the former officers of the Company.


               .   .   .   .   .   .   .   .   .   .   .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                               PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required herein is hereby incorporated by reference to the information appearing under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION

    The information required herein is hereby incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The information required herein is hereby incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required herein is hereby incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission.

                               PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:

    3.1  Certificate of Incorporation of the Company. (ii)

    3.2  Certificate of Amendment of Certificate of Incorporation. (ix)

    3.3  Bylaws of the Company. (i)

    4.1  Form of Unit Purchase Option. (i)

    4.2  Form of Warrant Agreement. (i)

    4.3  Form of Escrow Agreement. (iv)

    4.4  Section 203 of the Delaware General Corporation Law. (ix)

    10.1 Form of Registration Rights Agreement. (i)

    10.5 Form of Standard Employment Agreement for hourly wage employee. (vi)

    10.6 Form of Standard Employment Agreement for hourly wage employee eligible to earn commissions. (vi)

    10.7 Form of Standard Employment Agreement for salaried employee. (vi)

    10.8 Form of Standard Employment Agreement for salaried employee eligible to earn commissions. (vi)

    10.9 Form of Standard Employment Agreement for salaried employee eligible for bonus in the form of incentive compensation. (vi)

   10.10 Agreement dated March 16, 1992 between the Placement Agent and Shelton on behalf of "Founders" specified therein, as amended. (i) +

   10.11 Founders Agreement dated March 25, 1992 among Robert H. Shelton ("Shelton"), Ellen Korval ("Korval"), Robert A. Small ("Small"), Leah
         R. Shelton ("Shelton")and John L. Sigalos ("Sigalos"), as supplemented by letter agreement dated as of March 25, 1992 among Shelton, Shelton, Sigalos, Korval and Small. (i) +

   10.12 Merchandising License Agreement dated February 25, 1992 between MCA/Universal Merchandising, Inc. and the Company. (i)

   10.13 Merchandising License Agreement dated April 24, 1992 between Turner Home Entertainment, Inc. and the Company. (i)

   10.14 Merchandising License Agreement dated as of April 16, 1992 between Paramount Pictures Corporation and the Company. (i)

   10.15 Letter Agreement between the Image Bank West and the Company dated as of August 5, 1992. (i)

   10.16 Letter Agreement between the Company and Tony Stone Worldwide dated as of August 31, 1992. (i)

   10.17 1992 Employee Stock Option Plan. (iii) +

   10.18 1992 Non-Employee Directors Stock Option Plan. (iii)

   10.19 Metrum Imaging Products VAR Agreement dated September 11, 1992 between Metrum Information Storage and the Company. (i)

   10.20 Lease dated November 13, 1992 between the Company and MCA Development Company. (ii)

   10.21 Lease dated October 13, 1992 between the Company and Midis Properties, Ltd. (ii)

   10.22 Lease dated March 28, 1993 between the Company and Midis Properties, Ltd. (vi)

   10.23 Letter Agreement between the Company and Jay P. Morgan Photography dated September 28, 1992. (iii)

   10.24 Settlement Agreement and Mutual Release dated as of August 11, 1994 between the Company, on the one hand, and Richard T. Eckhouse, B&E Financial Express, Business & Executives Financial Group, Innovative Business Management Inc., and R. T. Eckhouse & Assoc., on the other hand. (vii)

   10.25 Promissory Note in favor of Photo Corporation of Australia Pty Limited, dated March 23, 1995. (viii)

   10.26 Security Agreement between the Company and Photo Corporation of Australia Pty Limited, dated as of March 23, 1995. (viii)

   10.27 Subscription Agreement between the Company and Oakrusk Pty Limited, dated May 26, 1995. (viii)

   10.28 Stock Option Agreement between the Company and Oakrusk Pty Limited, dated May 26, 1995. (viii)

   10.29 Form of Subscription Agreement. (ix)

   10.30 Settlement and Mutual Release Agreement between the Company, Shelton, Shelton and Photo Corporation Group Pty Limited, dated August 31, 1996.(x)

(b) Reports on Form 8-K

    None.





    (i) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33- 52904) filed on October 5, 1992 (the "Registration Statement").

    (ii) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed on December 21, 1992.

    (iii) Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement filed on January 15, 1993.

    (iv) Incorporated by reference to Pre-Effective Amendment No. 3 to the Registration Statement filed on February 3, 1993.

    (v) Incorporated by reference to the Company's Registration Statement on Form 8-A (No. 0-21322) filed on March 5, 1993 and effective on March 19, 1993.

    (vi) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993.

    (vii) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1994.

    (viii) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

    (ix) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

    (x) Incorporated by reference to the Company's Report on Form 10-QA for the period ended September 30, 1996.

    +  Management contract or compensatory plan.

                              SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Out-Takes, Inc.



Dated: June 10, 1997                            By:
                                                     Peter C. Watt,  President








       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                  Title                            Date



                        Chairman of the Board, President        June 10, 1997
       Peter C. Watt    Chief Executive Officer, Principal
                        Financial Officer and Secretary
                        (Principal Executive Officer,
                        Principal Financial Officer and
                        Principal Accounting Officer)



                        Director                                 June 10, 1997
       Michael C. Roubicek