Form 10-Q
period 1997-06-30
OUT TAKES INC
filed 1997-08-12
CIK 889353

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 1997

                                       OR

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
for the transition period from                   to


                        Commission File Number: 0-21322

                                OUT-TAKES, INC.

              (Exact name of registrant as stated in its charter)





      Delaware                                          95-436394
 (State or other jurisdiction of           (I.R.S.  Employer Identification No.)
  incorporation or organization)


   1419 Peerless Place, Suite 116             90035
   Los Angeles, California                 (Zip Code)
 (Address of principal executive offices)



                                 (310) 788 9440

               (Registrant's telephone number including area code)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the issuer's Common Stock as of August 12, 1997 was 20,495,726.





------------------------------------------------------------------------------

                                 OUT-TAKES INC.

                         FORM 10Q - QUARTERLY REPORT FOR
                      QUARTERLY PERIOD ENDING JUNE 30, 1997



                                TABLE OF CONTENTS


                                                                          Page
PART 1   FINANCIAL INFORMATION


  ITEM 1 FINANCIAL STATEMENTS                                                1

         Balance Sheets
         As of June 30, 1997 and March 31, 1997  [Unaudited]                 1

         Statements of Operations [Unaudited] for the three months ended
         June 30, 1997 and 1996                                              2

         Statements of Stockholders' Equity [Unaudited] for the three months
         ended June 30, 1997                                                 3

         Statements of Cash Flows [Unaudited] for the three months ended
         June 30, 1997 and 1996                                              4

         Notes to Financial Statements [Unaudited]                           5



  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                                  7

         Overview                                                            7

         Results of Operations                                               8

         Liquidity and Capital Resources                                    10




PART II OTHER INFORMATION                                                   11


  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                   11



SIGNATURE                                                                   12

                                       PART 1
ITEM 1. FINANCIAL STATEMENTS
                                   OUT-TAKES INC.
                      BALANCE SHEETS                   As of          As of
                     [Unaudited]                  June 30, 1997   March 31, 1997
                                                  -------------   --------------
                                       Assets
Current Assets:
   Cash and Cash Equivalents                      $   22,275        $    70,908
   Inventory                                          16,197             22,879
   Due from Related Party                              2,314              7,343
   Prepaid Insurance                                  10,081             10,796
   Prepaid Taxes                                       3,220              7,829
   Other Current Assets                                8,354              8,132
                                                  ----------        -----------
       Total Current Assets                       $   62,441        $   127,887

Plant and Equipment - Net                         $  718,588        $   845,198

Other Non-Current Assets:
   Deposits                                           32,753             38,378
                                                   ---------            -------
       Total Non-Current Assets                   $  751,341        $   883,576
                                                  ----------        -----------

          Total Assets                            $  813,782        $ 1,011,463
                                                  ==========        ===========

                        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable                               $  106,418        $   113,803
   Accrued Payroll                                    30,380             42,868
   Accrued Expenses                                  104,326            104,331
   Accrued Interest - Related Party                   15,202              7,871
   Compensation payable - Related Parties             91,339            115,375
   Due to Related Party                              315,500            260,500
                                                  ----------        -----------
       Total Current Liabilities                  $  663,165        $   644,748

Non-Current Liabilities:
   Notes Payable                                  $   48,000        $    48,000
   Compensation Payable - Related Parties                  -              5,962
                                                  ----------        -----------
       Total Non-Current Liabilities              $   48,000        $    53,962

Commitments                                       $        -        $         -

Stockholders' Equity:
   Preferred Stock, par value $0.01 per share,
   5,000,000 shares authorized; none issued                -                  -

   Common  Stock,  par value  $0.01 per  share,
   35,000,000  shares  authorized; 20,788,122
   shares issued of which 292,396 shares are
   in Treasury                                       207,882            207,882

   Capital in excess of par value                 10,014,980         10,014,980

   Accumulated Deficit (Includes $6,990,000 in
   accumulated losses during the development
   stage and a $762,129 loss on impairmentof
   assets)                                        (9,867,839)        (9,657,703)
                                                  ----------         ----------
       Totals                                     $  355,023        $   565,159
   Less:  Treasury Stock - At Cost                  (108,406)          (108,406)
          Deferred Compensation                     (144,000)          (144,000)
                                                  ----------        -----------

Total Stockholders' Equity                        $  102,617        $   312,753
                                                  ----------        -----------

 Total Liabilities and Stockholders' Equity       $  813,782        $ 1,011,463
                                                  ==========        ===========


     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS
                                     [Unaudited]


                                                    Three months ended
                                                    ------------------
                                             June 30, 1997        June 30, 1996
                                             -------------        -------------


Revenues                                    $   333,149             $   468,187
                                            -----------             -----------


Cost of Revenues:

     Compensation and Related Benefits          140,276                 169,108
     Depreciation and Amortization              105,935                  79,577
     Rent                                        64,726                  66,805
     Other Cost of Revenues                      94,491                 134,272
                                            -----------             -----------

     Total Cost of Revenues                     405,428                 449,762
                                            -----------             -----------

          Gross (Loss) / Income                 (72,279)                 18,425
                                           ------------             -----------

General and Administrative Expenses:

     Compensation and Related Benefits           35,672                 102,601
     Professional Fees                           32,153                  16,034
     Management Fee - Related Party                   -                  31,000
     Rent of Offices                              8,700                  10,440
     Depreciation and Amortization               22,294                  22,736
     Other General and Administrative Expenses   30,285                  22,275
                                            -----------             -----------

     Total Expenses                             129,104                 205,086
                                            -----------             -----------


          Loss from Operations                 (201,383)               (186,661)
                                            -----------             -----------

Other Income (Expense):

     Interest Income                                 89                     141
     Interest Expense - Related Parties          (8,842)                (18,048)
                                            -----------            ------------

          Total Other (Expense) Income           (8,753)                (17,907)
                                            -----------            ------------


Net Loss                                    ($  210,136)            ($  204,568)
                                             ==========              ==========



Net Loss Per Share                          ($     0.01)            ($     0.02)
                                             ==========             ===========



Weighted Average Common
     Shares Outstanding                      20,495,726              11,661,439
                                            ===========             ===========




     The Accompanying Notes are an Integral Part of These Financial Statements.

                                                       OUT-TAKES INC.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        [UNAUDITED]



                                       Common Stock       Capital in
                                  Number of                Excess of     Accumulated    Treasury     Deferred       Total
                                   Shares       Amount     Par Value      Deficit         Stock    Compensation

  Balance - March 31, 1997       20,788,122   $ 207,882   $10,014,980   ($9,657,703)   ($108,406)   ($144,000)   $ 312,753


  Net Loss for the three months
  ended June 30, 1997                     -           -             -      (210,136)           -            -    ( 210,136)
                                 ----------  ----------    ----------    ----------   ----------   ----------  ----------


  Balance - June 30, 1997        20,788,122   $ 207,882   $10,014,980   ($9,867,839)   ($108,406)   ($144,000)   $ 102,617
                                 ==========  ==========    ==========    ==========   ==========   ==========   ==========




























     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                               STATEMENT OF CASH FLOWS
                                     [UNAUDITED]

                                                         Three months ended
                                                         ------------------
                                                               June 30,
                                                         1997            1996
                                                         ----            ----
Operating Activities:

  Net Loss                                           ($ 210,136)    ($  204,568)
                                                      ---------     -----------

  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities:

     Depreciation and Amortization                   $  128,229     $   102,313

  Changes in Assets and Liabilities:

   (Increase) Decrease in Assets:
     Due from Related Party                               5,029               -
     Deposits                                             5,625             335
     Inventory                                            6,682           3,691
     Prepaid Insurance                                      715               -
     Prepaid Taxes                                        4,609               -
     Other Current Assets                                  (222)         (6,697)

   Increase (Decrease) in Liabilities:
     Accounts Payable                                    (7,385)          2,393
     Accrued Payroll                                    (12,488)         (6,355)
     Accrued Expenses                                        (5)          7,938
     Notes Payable                                            -         (15,036)
     Accrued Interest - Related Parties                   7,331          16,094
     Accrued Management Fee - Related Party                   -          31,000
     Compensation payable - Related Parties             (29,998)              -
                                                    -----------     -----------

   Total Adjustments                                 $  108,122     $   135,676
                                                     ----------     -----------

  Net Cash used in Operating Activities              ($ 102,014)    ($   68,892)
                                                     ----------     -----------

Investing Activities:
  Acquisition of Equipment and Leasehold Improvements($   1,619)    ($   24,080)
                                                    -----------    ------------

  Net Cash used in Investing Activities              ($   1,619)    ($   24,080)
                                                     ----------     -----------

Financing Activities:
  Proceeds from Issuance of Stock                    $        -     $   130,000
  Due to Related Party                                   55,000               -
                                                     ----------     -----------

  Net Cash provided by Financing Activities          $   55,000     $   130,000
                                                     ----------     -----------

Net (Decrease) Increase in Cash and Cash Equivalents ($  48,633)    $    37,028

  Cash and Cash Equivalents - Beginning of Periods       70,908          61,672
                                                     ----------     -----------

  Cash and Cash Equivalents - End of Periods         $   22,275     $    98,700
                                                     ==========     ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES

On May 7, 1996 the majority stockholder, Photo Corporation Group Pty Ltd, converted $130,000 of its then $649,500 loan payable into 650,000 shares of the Company's Common Stock.


     The Accompanying Notes are an Integral Part of These Financial Statements.

                                 OUT-TAKES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   [Unaudited]


[1] Summary of Significant Accounting Policies


Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-X and Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three month periods ended June 30, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1997.


Plant and Equipment and Depreciation - The Company's plant and equipment is shown net of accumulated depreciation of $1,904,929 as of June 30, 1997, and $1,776,700 as of March 31, 1997.



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



[4] Going Concern

The Company commenced commercial operations on May 24, 1993 and as of August 12, 1997 the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the three month period ended June 30, 1997 was $102,014. The Company incurred a net loss of $210,136 for the three month period ended June 30, 1997 and has a working capital deficit as of June 30, 1997 of $600,724.

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

Management's plans include increasing revenues from the Irvine Studio or a reconfiguration of the site into a smaller Studio, or closing the Studio to reduce the negative cash flow which the Studio has been generating. Given that the Company has not met either of the criteria for renewal of the Irvine Studio lease, management cannot state with certainty that the seven year option period will be exercised.

Management is also continuing the reduction of expenses throughout the Company and is seeking to obtain additional equity or debt financing. There can be no assurance that management will be successful in these endeavors and if it is not, the Company will be dependent on the willingness and ability of the major stockholder, Photo Corporation Group Pty Ltd ("PCG"), to continue to provide additional financing. No assurance can be given that such additional financing will be provided.

                                 OUT-TAKES INC.

                          NOTES TO FINANCIAL STATEMENTS
                             [Unaudited, continued]


[5] Related Party Transactions

Robert Shelton, Vice President Development and a Director of the Company, and Leah Peterson Shelton, Vice President Operations, ceased employment with the Company and Mr. Shelton also ceased as a director of the Company from and effective September 1, 1996.

Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 are being paid over the period through April 17, 1998. The outstanding liability as of June 30, 1997 of $91,339 is presented on the balance sheet as "Compensation payable - Related Parties". The liability is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996, between the Company, Mr. Shelton, Mrs. Peterson Shelton and PCG. Interest expense is incurred at the prime rate of interest (approximately 8.5%) and in the three months ended June 30, 1997, was $1,511.

The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

The amount Due to Related Party of $315,500 ($260,500 as of March 31, 1997) was advanced by PCG. The funds have been used to fund the day to day operations of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party is unsecured and is payable on demand. Interest expense is charged at a rate of 10% per annum and for the three months ended June 30, 1997, was $7,331. As of June 30, 1997, interest of $15,202 was accrued.

The amount Due from Related Party represents monies advanced by the Company on behalf of Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of PCG.

The weighted average interest rate on short term borrowings as of June 30, 1997 was approximately 10%.



[6] Subsequent Events

During the period July 1, 1997 to August 12, 1997, PCG provided an additional $70,000 of cash to assist the Company in funding its day to day operations and to enable the Company to make the required payments due to former officers of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the historical financial statements of Out-Takes Inc. ("the Company") and notes thereto included elsewhere in this Form 10-Q.


Overview


The Company currently operates two photographic portrait studios, the first of which was opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The second studio opened on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The following table summarizes the Company's results for the three month periods ended June 30, 1997 and June 30, 1996.

                                                 Three months ended June 30,

                                                     1997           1996
                                                     ----           ----


Gross Sales Revenue                             $ 333,149         $ 468,187

Gross (Loss) / Income                             (72,279)           18,425

Net Loss for the Period                          (210,136)         (204,568)

Net Loss Per Share                                 ($0.01)           ($0.02)

Closing Bid Price per Share
  of Common Stock                               $    0.06         $    0.22


As noted in the table presented above, the Company continues to operate at a net loss. This is predominantly due to the poor performance of the Irvine Studio. Management is focusing on improving revenues from the Irvine Studio by developing a marketing program to attract more customers and creating a background image portfolio that is more suitable for the market in which the Irvine Studio is located. There is no assurance that this program for the Irvine Studio will be successful and accordingly, the Company will continue to implement overhead reductions to improve the Company's operating margins and reduce the cash outflow from operations.

Having regard to the length of time that the Irvine Studio has now been open and the poor performance of the Studio, notwithstanding the substantial efforts that have been made to improve the performance of the Studio, management is considering the reconfiguration of the Studio to a smaller size, or the closure of the Studio to reduce the negative cash flow effect of the Studio continuing to operate.

The Company's short term objectives are to increase revenue from the Irvine Studio, source opportunities and venues for the utilization of the Traveling Studio, continue the reduction of expenses and raise capital for opening additional studios.

Notwithstanding, net losses (which include depreciation expenses of approximately $100,000 per quarter) are expected to continue unless and until the Company opens additional studios or the revenue stream from the two existing studios, especially the Irvine studio, increases substantially.

To assist the Company in funding its day to day operations and to enable the Company to make the payments due to former officers of the Company, Photo Corporation Group Pty Limited ("PCG") provided the Company with $125,000 of cash during the period April 1, 1997 to August 12, 1997. In addition, effective December 1, 1996, PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the three months ended June 30, 1997 and 1996, by studio.
                           June 30, 1997                 June 30, 1996
                     ------------------------   ----------------------

                     City Walk      Irvine         City Walk        Irvine,
                       Studio       Studio           Studio         Studio


Revenues             $ 247,116   $   86,033        $ 333,297       $134,890
                     ---------   ----------        ---------       --------


Cost of Revenues:
  Compensation and
   Related Benefits     84,980       55,296          109,086         60,022

  Depreciation and
   Amortization         42,688       63,247           35,835         43,742

  Rent                  35,158       29,568           43,949         22,856

  Other Cost of
  Revenues              57,181       37,310           77,829         56,443
                     ---------   ----------        ---------       --------


  Total Cost of
   Revenues            220,007      185,421          266,699        183,063
                     ---------   ----------        ---------       --------


  Gross Income/(Loss)$  27,109   ($  99,388)       $  66,598       ($48,173)
                     =========   ==========        =========       ========


In the fiscal quarter ended June 30, 1997, the Company generated $333,149 in revenues, compared to revenues of $468,187 during the same period last year, a net decrease of $135,038.

CityWalk Studio revenues decreased by $86,181 to $247,116, a decrease of 26%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. This has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, which has a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, which management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the corresponding quarter this year, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" which featured the CityWalk Studio. Throughout the quarter ended June 30, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in the quarter ended June 30, 1997. Management is exploring promotional opportunities to return the Studio's sales to previous levels.

Irvine Studio revenues decreased by $48,857 to $86,033, a decrease of 36%. The quarter ended June 30, 1996 represented the first spring season for the Studio. The demographics of the area indicate many of the customers to the Irvine Spectrum Entertainment Center in which the Studio is located are local or repeat customers. While these people utilize the entertainment facilities of the center on a regular basis, they view photography as a service to be used only occasionally or infrequently, hence the Studio is not benefiting from the repeat business experienced by other vendors in the Center. As already discussed, the Company is continuing in its efforts to expand the portfolio of products available at the Studio, which appeal to the local market and is considering the reconfiguration of the Studio to a smaller size, or the closure of the Studio.

Cost of revenues decreased to $405,428 overall during the fiscal quarter ended June 30, 1997, compared to $449,762 for the same period last year.

Cost of revenues for the CityWalk Studio decreased by $46,692, or 18% in the fiscal quarter ended June 30, 1997 to $220,007 as compared to $266,699 in the same period last year, as a consequence of the reduction in sales. Compensation and related benefits for the CityWalk Studio were $24,106 lower than in the fiscal quarter ended

June 30, 1996, in line with the decrease in revenues. Cost of revenues, as a percentage of sales, increased between the two quarters from 80% of sales in the quarter ended June 30, 1996 to 89% of sales in the quarter ended June 30, 1997. Depreciation for the CityWalk Studio was higher than the fiscal quarter ended June 30, 1996, by $6,853. Rent for the CityWalk Studio was lower than the fiscal quarter ended June 30, 1996 by $8,791 as a result of the Company paying rent based on a percentage of revenues, such revenues being lower than in the fiscal quarter ended June 30, 1996 by $86,181. Other cost of revenues for the CityWalk Studio decreased by $20,648 or 27%, in line with the reduction in revenue. The CityWalk Studio earned gross income of $27,109 during the fiscal quarter ended June 30, 1997 compared to gross income of $66,598 for the same period last year, a decrease of $39,489, or 59%.

Cost of revenues for the Irvine Studio increased by $2,358, or 1% in the fiscal quarter ended June 30, 1997 to $185,421 as compared to $183,063 in the same period last year. Although sales were lower than in the quarter ended June 30, 1996, there was no corresponding reduction in cost of revenues, as additional funds were expended in an effort to improve revenues from the Studio. Compensation and related benefits for the Irvine studio were $4,726 lower than in the fiscal quarter ended June 30, 1996. Depreciation for the Irvine Studio was higher than the fiscal quarter ended June 30, 1996, by $19,505 as a result of the purchase and subsequent depreciation of additional equipment. Rent for the Irvine Studio was higher than the fiscal quarter ended June 30, 1996 by $6,712, as a result of an increase in base rent in accordance with the Company's lease. Other cost of revenues for the Irvine Studio decreased by $19,133 or 34%, in line with the reduction in revenue. The Irvine Studio incurred a gross loss of $99,388 during the fiscal quarter ended June 30, 1997 compared to a gross loss of $48,173 for the same period last year, an increase in gross loss of $51,215.

Overall, the Company incurred a gross loss of $72,279 during the fiscal quarter ended June 30, 1997 compared to gross income of $18,425 for the same period last year. The reduction in gross income of $90,704 comprises the additional gross loss of $39,489 incurred by the CityWalk Studio and the $51,215 additional gross loss incurred by the Irvine Studio.

General and administrative expenses decreased by $75,982 to $129,104 in the quarter ended June 30, 1997 from $205,086 in the same period last year, a decrease of 37%. Compensation and related benefits decreased by $66,929 to $35,672 as compared to $102,601 for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996. Professional fees increased in the fiscal quarter ended June 30, 1997 to $32,153 from $16,034 in the same period last year. This increase includes approximately $7,700 of costs associated with engaging a consultant to work with staff at the Irvine Studio in an effort to expand the Studio's customer base and increase revenues. General and administrative expenses for the fiscal quarter ended June 30, 1996 include $31,000 of management fees payable to Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of PCG, pursuant to the Personnel Consulting Agreement dated June 28, 1995. There is no corresponding expense in the quarter ended June 30, 1997 as PCG suspended management fees to it or its related parties for two years from December 1, 1996. Rent decreased by $1,740 to $8,700 in the quarter ended June 30, 1997 from $10,440 for the quarter ended June 30, 1996. Depreciation and amortization costs were lower by $442. Other general and administrative expenses increased by $8,010 to $30,285 for the fiscal quarter ended June 30, 1997, compared to $22,275 for the same period last year.

The loss from operations of the Company for the three month period ended June 30, 1997 was $201,383, compared with a loss from operations for the three month period ended June 30, 1996, of $186,661, an increase in the loss from operations of $14,722.

Interest charges totaling $8,842 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $18,048 of charges during the fiscal quarter ended June 30, 1996.

The net loss of the Company for the fiscal quarter ended June 30, 1997 was $210,136 as compared to a net loss of $204,568, incurred in the same period last year, an increase in the net loss of $5,568.

As of June 30, 1997, the Company has net operating loss carry forwards of approximately $9.8 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the acquisition by PCG in June 1995 of in excess of 50% of the Common Stock of the Company. The losses will expire in March, 2011.

Liquidity and Capital Resources

On June 30, 1997, the Company had a working capital deficit of $600,724 as compared to a working capital deficit on March 31, 1997 of $516,861. The increase of $83,863 is attributable to the net loss from operations incurred in the three month period ended June 30, 1997.

Net cash used in operating activities was $102,014 for the three months ended June 30, 1997, compared to $68,892 for the same period last year. This increase is primarily a result of payments made to former officers of the Company of $29,998 - disclosed in the Statement of Cash Flows as "Compensation payable - Related Parties".

The Company currently has no specific commitments for capital expenditure, however management continues to evaluate opportunities to expand the business. The development and construction of additional studios in the future may require significant capital expenditure.

In the three months ended June 30, 1997, $55,000 of funds were loaned to the Company by PCG for working capital requirements. A further $70,000 has been loaned to the Company in the period July 1, 1997 to August 12, 1997.

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

PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



     (a)    Exhibits.

             None.


     (b)    Reports on Form 8-K.

            None.

SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereon duly authorized.




                                    OUT-TAKES INC.





Dated:  August 12, 1997                By:/s/ Peter C. Watt
                                       -----------------
                                       Peter C. Watt
                                       President and Principal Financial Officer