Form 10-Q
period 1997-09-30
OUT TAKES INC
filed 1997-11-10
CIK 889353

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               for the quarterly period ended September 30, 1997

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




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the issuer's Common Stock as of November 10, 1997 was 20,495,726.





------------------------------------------------------------------------------

                                 OUT-TAKES INC.

                         FORM 10Q - QUARTERLY REPORT FOR
                   QUARTERLY PERIOD ENDING SEPTEMBER 30, 1997



                                TABLE OF CONTENTS


                                                                          Page
PART 1   FINANCIAL INFORMATION


  ITEM 1 FINANCIAL STATEMENTS                                                1

         Balance Sheets
         As of September 30, 1997 and March 31, 1997  [Unaudited]            1

         Statements of Operations [Unaudited] for the three and six
         month periods ended September 30, 1997 and 1996                     2

         Statements of Stockholders' Equity [Unaudited] for the six months
         ended September 30, 1997                                            3

         Statements of Cash Flows [Unaudited] for the six months ended
         September 30, 1997 and 1996                                         4

         Notes to Financial Statements [Unaudited]                           5



  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                                  7

         Overview                                                            7

         Results of Operations                                               8

         Liquidity and Capital Resources                                    12




PART II OTHER INFORMATION                                                   13


  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                   13



SIGNATURE                                                                   14


                                       PART 1
ITEM 1. FINANCIAL STATEMENTS
                                   OUT-TAKES INC.
                                  BALANCE SHEETS               As of          As of
                                    [Unaudited]            September 30,    March 31,
                                  Assets                        1997          1997
Current Assets:
   Cash and Cash Equivalents                               $   38,610   $    70,908
   Inventory                                                   13,926        22,879
   Due from Related Party                                                   - 7,343
   Prepaid Insurance                                            8,522        10,796
   Prepaid Taxes                                               11,461         7,829
   Prepaid Royalties                                            7,799         5,720
   Other Current Assets                                        10,697         2,412
                                                           ----------   -----------
       Total Current Assets                                $   91,015   $   127,887

Plant and Equipment - Net                                  $  610,152   $   845,198

Other Non-Current Assets:
   Deposits                                                    27,048        38,378
                                                            ---------   -----------
       Total Non-Current Assets                            $  637,200   $   883,576
                                                           ----------   -----------

          Total Assets                                     $  728,215   $ 1,011,463
                                                           ==========   ===========

           Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Accounts Payable                                        $   70,008   $   113,803
   Accrued Payroll                                             27,427        42,868
   Accrued Expenses                                           109,112       104,331
   Accrued Interest - Related Party                            26,055         7,871
   Compensation payable - Related Parties                      59,034       115,375
   Due to Related Party                                       492,113       260,500
                                                           ----------   -----------
       Total Current Liabilities                           $  783,749   $   644,748

Non-Current Liabilities:
   Notes Payable                                           $   48,000   $    48,000
   Compensation Payable - Related Parties                           -         5,962
                                                           ----------   -----------
       Total Non-Current Liabilities                       $   48,000   $    53,962

Commitments                                                $        -   $         -

Stockholders' Equity (Deficit):
   Preferred Stock, par value $0.01 per share, 5,000,000
     shares authorized; none issued                                 -             -

   Common  Stock,  par value  $0.01 per  share,
     35,000,000  shares  authorized;
     20,788,122 shares issued of which 292,396
     shares are in Treasury                                   207,882       207,882

   Capital in excess of par value                          10,014,980    10,014,980

   Accumulated Deficit (Includes $6,990,000 in accumulated
     losses during the development stage and a $762,129
     loss on impairment of assets)                        (10,073,990)  ( 9,657,703)

       Totals                                              $  148,872   $   565,159
   Less:  Treasury Stock - At Cost                         (  108,406)  (   108,406)
          Deferred Compensation                            (  144,000)  (   144,000)
                                                           ----------   -----------

Total Stockholders' Equity (Deficit)                       ($ 103,534)  $   312,753
                                                           -----------  -----------

       Total Liabilities and Stockholders' Equity (Deficit) $ 728,215   $ 1,011,463

     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS
                                     [Unaudited]


                                                 Three Months Ended        Six Months Ended
                                            September 30,September 30, September 30,September 30,
                                                 1997         1996        1997          1996
                                              ----------  ----------  ----------  -----------


Revenues                                      $ 342,616   $  657,643  $  675,765  $ 1,125,830
                                              ---------   ----------  ----------  -----------


Cost of Revenues:

     Compensation and Related Benefits          140,465      208,922     280,741      378,030
     Depreciation and Amortization              107,542       80,618     213,477      160,195
     Rent                                        61,220       85,125     125,946      151,930
     Other Cost of Revenues                     106,362      156,242     200,853      290,514
                                              ---------   ----------  ----------  -----------

     Total Cost of Revenues                     415,589      530,907     821,017      980,669
                                              ---------   ----------  ----------  -----------

          Gross (Loss) / Income               (  72,973)     126,736  (  145,252)     145,161
                                              ---------  ----------  ----------- -----------

General and Administrative Expenses:

     Compensation and Related Benefits           40,231      137,983      75,903      240,584
     Professional Fees                           24,053       25,248      56,206       41,282
     Management Fee - Related Party                   -       65,000          -        96,000
     Rent of Offices                              8,400       10,671      17,100       21,111
     Depreciation and Amortization               22,668       22,736      44,962       45,472
     Other General and Administrative Expenses   25,530       20,940      55,815       43,215
                                               --------   ----------  ----------     --------

     Total Expenses                             120,882      282,578     249,986      487,664
                                              ---------   ----------  ----------  -----------


          Loss from Operations                ( 193,855)  (  155,842)    395,238) (   342,503)
                                              ---------   ----------  ----------  -----------

Other Income (Expense):

     Interest Income                                 67            -         156          141
     Interest Expense                         (     326)           -  (      326)           -
     Interest Expense - Related Parties       (  12,037)  (   16,740) (   20,879) (    34,788)
                                              ---------   ----------  ----------  -----------

          Total Other (Expense) Income        (  12,296)  (   16,740) (   21,049) (    34,647)
                                              ---------   ----------  ----------  -----------


Net Loss                                      ($206,151)  ($ 172,582) ($ 416,287) ($  377,150)
                                              =========    =========   =========   ==========



Net Loss Per Share                            ($   0.01)   ($   0.01) ($    0.02) ($     0.03)
                                              =========    =========  ==========  ===========



Weighted Average Common
     Shares Outstanding                      20,495,726  12,175,726   20,495,726   11,919,986
                                             ==========  ==========   ==========   ==========




     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     [UNAUDITED]



                                        Common Stock         Capital in
                                    Number of                 Excess of    Accumulated    Treasury     Deferred       Total
                                     Shares       Amount      Par Value      Deficit       Stock     Compensation

  Balance - March 31, 1997          20,788,122   $ 207,882   $10,014,980   ($9,657,703)   ($108,406)   ($144,000)  $ 312,753


  Net Loss for the six months
  ended September 30, 1997                   -           -             -     ( 416,287)           -            -   ( 416,287)
                                     ---------   ---------    ----------     ---------    ---------    ---------   ---------


  Balance - September 30, 1997      20,788,122  $ 207,882    $10,014,980  ($10,073,990)   ($108,406)   ($144,000)  ($103,534)
                                    ==========  =========    ===========  =============   =========    =========   =========




























     The Accompanying Notes are an Integral Part of These Financial Statements.



                                   OUT-TAKES INC.

                               STATEMENT OF CASH FLOWS
                                     [UNAUDITED]

                                                               Six Months Ended
                                                          September 30,   September 30,
Operating Activities:                                          1997          1996
                                                           -----------     ----------

  Net Loss                                                 ($ 416,287)  ($  377,150)
                                                            ---------   -----------

  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities:

     Depreciation and Amortization                         $  258,439   $   205,667

  Changes in Assets and Liabilities:

   (Increase) Decrease in Assets:
     Prepaid Royalties                                         (2,079)        2,263
     Deposits                                                  11,330          (665)
     Inventory                                                  8,953         6,499
     Prepaid Insurance                                          2,274             -
     Prepaid Taxes                                             (3,632)            -
     Other Current Assets                                      (8,285)      (15,504)

   Increase (Decrease) in Liabilities:
     Accounts Payable                                         (43,795)       33,102
     Accrued Payroll                                          (15,441)     (186,698)
     Accrued Expenses                                           4,781         6,173
     Notes Payable                                                  -       (15,036)
     Accrued Interest - Related Parties                        18,184       (24,646)
     Accrued Management Fee - Related Party                         -        96,000
     Loan payable - Related Parties                           (62,303)      226,502
     Due to Related Party                                      23,956             -
                                                           ----------   -----------

   Total Adjustments                                       $  192,382   $   333,657
                                                           ----------   -----------

  Net Cash used in Operating Activities                    ($ 223,905)  ($   43,493)
                                                           ----------   -----------

Investing Activities:
  Acquisition of Equipment and Leasehold Improvements      ($  23,393)  ($   28,219)
                                                           -----------  ------------

  Net Cash used in Investing Activities                    ($  23,393)  ($   28,219)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Issuance of Stock                          $        -   $   130,000
  Due to Related Party                                        215,000             -
                                                           ----------   -----------

  Net Cash provided by Financing Activities                $  215,000   $   130,000
                                                           ----------   -----------

Net (Decrease) Increase in Cash and Cash Equivalents       ($  32,298)  $    58,288

  Cash and Cash Equivalents - Beginning of Periods             70,908        61,672
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $   38,610   $   119,960
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


     The Accompanying Notes are an Integral Part of These Financial Statements.

                                 OUT-TAKES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   [Unaudited]


[1] Summary of Significant Accounting Policies

Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-X and Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three and six month periods ended September 30, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1997.


Plant and Equipment and Depreciation - The Company's plant and equipment is shown net of accumulated depreciation of $2,035,139 as of September 30, 1997, and $1,776,700 as of March 31, 1997.



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



[4] Going Concern

The Company commenced commercial operations on May 24, 1993 and as of November 10, 1997 the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the six month period ended September 30, 1997 was $223,905. The Company incurred a net loss of $416,287 for the six month period ended September 30, 1997 and has a working capital deficit as of September 30, 1997 of $692,734.

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

Despite management's substantial efforts to increase the Irvine Studio's revenues, management has now concluded, after carefully considering a number of alternatives, that it would be in the best interests of the Company, to close the Irvine Studio. See Note 6 - Subsequent Events.

Management is also continuing the reduction of expenses throughout the Company and is seeking to obtain additional equity or debt financing. There can be no assurance that management will be successful in these endeavors and if it is not, the Company will be dependent on the willingness and ability of Photo Corporation Group Pty Ltd ("PCG"), to continue to provide additional financing. No assurance can be given that such additional financing will be provided.

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

Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 are being paid over the period through April 17, 1998. The outstanding liability as of September 30, 1997 of $59,034 is presented on the balance sheet as "Compensation payable - Related Parties". The liability is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996, between the Company, Mr. Shelton, Mrs. Peterson Shelton and PCG. Interest expense is incurred at the prime rate of interest (approximately 8.5%) and in the six months ended September 30, 1997, was $2,695.

The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

The amount Due to Related Party of $492,113 ($260,500 as of March 31, 1997) represents funds advanced by PCG. The funds have been used to fund the day to day operations of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party is unsecured and is payable on demand. Interest expense is charged at a rate of 10% per annum and for the six months ended September 30, 1997, was $18,184. As of September 30, 1997, interest of $26,056 was accrued.

The weighted average interest rate on short term borrowings as of September 30, 1997 was approximately 10%.



[6] Subsequent Events

Loan - During the period October 1, 1997 to November 10, 1997, PCG provided an additional $50,000 cash loan to assist the Company in funding its day to day operations and to enable the Company to make the required payments due to former officers of the Company.

Closure of the Irvine Studio - Subsequent to September 30, 1997, management determined that despite it's substantial efforts to increase the Irvine studio's revenues, it would be in the best interests of the Company to contain the negative cashflow incurred by the studio, by closing the Irvine studio.

Management is currently negotiating the terms of the closure with the studio's landlord and anticipates closing the store on or about December 28, 1997. Management estimates that costs of between $50,000 and $150,000 will be incurred during the closure for expenses such as payment to the landlord for early termination of the lease, termination payments to staff and the cost of dismantling and removing the rig and other equipment, fixtures and improvements. In addition, leasehold improvements, with an estimated book value of $110,000, will be written off when the store closes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the historical financial statements of Out-Takes Inc. ("the Company") and notes thereto included elsewhere in this Form 10-Q.


Overview

The Company currently operates two photographic portrait studios, the first of which was opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The second studio opened on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The following table summarizes the Company's results for the three and six month periods ended September 30, 1997 and September 30, 1996.

                                             Three Months Ended               Six Months Ended
                                        September 30,  September 30,     September 30,  September 30,
                                            1997           1996              1997           1996
                                          ---------     ----------        ----------     ----------

Gross Sales Revenue                        $342,616     $  657,643        $  675,765     $1,125,830

Gross (Loss) / Income                      ( 72,973)       126,736        (  145,252)       145,161

Adjusted Net Loss for the Period           (206,151)     ( 121,332)1      (  416,287)    (  325,900)1

Net Loss Per Share                         ($  0.01)    ($    0.01)       ($    0.02)    ($    0.03)

Closing Bid Price per Share
  of Common Stock                           $  0.06      $    0.10         $    0.06      $    0.10


  As indicated in the following notes, the figures have been adjusted in order to facilitate comparison:

1 The net loss for the three and six month periods ended September 30, 1996 excludes termination payments totaling $51,250 paid to former officers of the Company.

As noted in the table presented above, the Company continues to operate at a net loss. This is predominantly due to the poor performance of the Irvine Studio. Having regard to the length of time that the Irvine Studio has now been open, the poor performance of the Studio, including its negative cashflow, notwithstanding the substantial efforts that have been made to improve the performance of the Studio, management is of the opinion that the continued operation of the Irvine Studio is not in the best interest of the Company. Since the Irvine Studio opened in December 1995, it has incurred a gross loss of $698,698 ($289,941 excluding non-cash depreciation of $408,757). Having regard to the unsuccessful efforts that have been made to increase the Studio's revenues, management has determined that the only way to reduce the negative cashflow effect resulting from the studio's operation, is to close the studio. Management estimates the closure will occur on or about December 28, 1997. The landlord of the Irvine Studio, has been informed of this decision and management is currently negotiating the terms of the closure with the landlord. The cost to close the studio, including payment to the landlord for early termination of the lease, termination payments to staff, the cost of dismantling and removing the rig and other equipment, fixtures and improvements is estimated to be between $50,000 and $150,000. In addition, leasehold improvements, with an estimated book value of $110,000 will be written off when the store closes.

The Company will continue to implement overhead reductions to improve the Company's operating margins and reduce the cash outflow from operations. Net losses (including depreciation expenses for the CityWalk studio and office premises of approximately $65,000 per quarter) are expected to continue unless and until the Company opens additional studios or other operations, or the revenue stream from the CityWalk studio, increases substantially.

To assist the Company in funding its day to day operations and to enable the Company to make the payments due to former officers of the Company, Photo Corporation Group Pty Limited ("PCG") provided the Company with $265,000 of cash during the period July 1, 1997 to November 10, 1997. In addition, effective December 1, 1996, PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the three months ended September 30, 1997 and 1996, by studio.

                  Three months ended Septembe   Three months ended September 30, 1996

                               City Walk       Irvine       City Walk        Irvine,
                                Studio         Studio         Studio         Studio

Revenues                      $ 266,726   $   75,890        $ 510,916       $146,727
                              ---------   ----------        ---------       --------

Cost of Revenues:
  Compensation and
   Related Benefits              86,554       53,911          128,049         80,873

  Depreciation and
   Amortization                  42,475       65,067           35,948         44,670

  Rent                           35,764       25,456           62,189         22,936

  Other Cost of
  Revenues                       67,973       38,389           92,964         63,278
                              ---------   ----------        ---------       --------

  Total Cost of
   Revenues                     232,766      182,823          319,150        211,757
                              ---------   ----------        ---------       --------

  Gross Income/(Loss)         $  33,960   ($ 106,933)       $ 191,766       ($65,030)
                              =========   ==========        =========       ========


In the fiscal quarter ended September 30, 1997, the Company generated $342,616 in revenues, compared to revenues of $657,643 during the same period last year, a net decrease of $315,027.

CityWalk Studio revenues decreased by $244,190 to $266,726, a decrease of 48%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. This has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, resulting in a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the corresponding quarter this year, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the quarter ended September 30, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in the quarter ended September 30, 1997. Management is exploring promotional opportunities to return the Studio's sales to previous levels.

Irvine Studio revenues decreased by $70,837 to $75,890, a decrease of 48%. The quarter ended September 30, 1996 represented the first summer season for the Studio. The demographics of the area indicate many of the customers to the Irvine Spectrum Entertainment Center where the Studio is located are local or repeat customers. While these people utilize the entertainment facilities of the center on a regular basis, they view photography as a service to be used only occasionally or infrequently, hence the Studio is not benefiting from the repeat business experienced by other vendors in the Center. In August 1997, Stage II of The Irvine Company's development plan for the Irvine Spectrum commenced. The consequence was to dramatically limit parking facilities in and around the Irvine Spectrum. This has led to a substantial reduction in foot traffic through the Center. The construction is not due to be completed until the summer of 1998. As already discussed, despite management's substantial efforts to increase the studio's revenues, management has now determined that the only way to stop the negative cashflow effect generated by the Irvine studio, is to close the store. Management is currently negotiating the terms of the closure with the studio's landlord and anticipates closing the studio on or about December 28, 1997.

Cost of revenues decreased to $415,589 overall during the fiscal quarter ended September 30, 1997, compared to $530,907 for the same period last year.

Cost of revenues for the CityWalk Studio decreased by $86,384, or 27% in the fiscal quarter ended September 30, 1997 to $232,766 as compared to $319,150 in the same period last year, as a consequence of the reduction in sales. Compensation and related benefits for the CityWalk Studio were $32,643 lower than in the fiscal quarter ended September 30, 1996, in line with the decrease in revenues. Cost of revenues, as a percentage of sales, increased between the two quarters from 63% of sales in the quarter ended September 30, 1996 to 87% of sales in the quarter ended September 30, 1997. Depreciation for the CityWalk Studio was higher than the fiscal quarter ended September 30, 1996, by $6,527. Rent for the CityWalk Studio was lower than the fiscal quarter ended September 30, 1996 by $26,425 as a result of the Company paying rent based on a percentage of revenues, such revenues being lower than in the fiscal quarter ended September 30, 1996 by $244,190. Other cost of revenues for the CityWalk Studio decreased by $24,991 or 27%. The percentage decrease in other costs of revenues was less than the decrease in revenues as there are certain costs that are not incurred in direct proportion to the level of revenue, including insurance, taxes, repairs and maintenance, utilities and cleaning. The CityWalk Studio earned gross income of $33,960 during the fiscal quarter ended September 30, 1997 compared to gross income of $191,766 for the same period last year, a decrease of $157,806, or 82%.

Cost of revenues for the Irvine Studio decreased by $28,934, or 14% in the fiscal quarter ended September 30, 1997 to $182,823 as compared to $211,757 in the same period last year. Compensation and related benefits for the Irvine studio were $26,962 lower than in the fiscal quarter ended September 30, 1996. Management has reduced, and continues to reduce, staffing levels in the studio to the extent possible within the constraints of the number of hours the studio is required to be open, in order to minimize the impact of the reduction in revenue. Depreciation for the Irvine Studio was higher than the fiscal quarter ended September 30, 1996, by $20,397 as a result of the purchase and subsequent depreciation of additional equipment. Rent for the Irvine Studio was higher than the fiscal quarter ended September 30, 1996 by $2,520, as a result of an increase in base rent on December 1, 1996 in accordance with the Company's lease. Effective September 1, 1997 the landlord agreed, in light of the studio's difficult business circumstances, to reduce the monthly rent payable by $2,195 per month. Other cost of revenues for the Irvine Studio decreased by $24,889 or 39%, in line with the reduction in revenue. The Irvine Studio incurred a gross loss of $106,933 during the fiscal quarter ended September 30, 1997 compared to a gross loss of $65,030 for the same period last year, an increase in gross loss of $41,903.

Overall, the Company incurred a gross loss of $72,973 during the fiscal quarter ended September 30, 1997 compared to gross income of $126,736 for the same period last year. The reduction in gross income of $199,709 comprises the reduction in gross income of $157,806 generated by the CityWalk Studio and the $41,903 additional gross loss incurred by the Irvine Studio.

General and administrative expenses for the three months ended September 30, 1996 includes termination payments to former officers of the Company totaling $51,250 and management fees of $65,000 payable to Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of PCG, pursuant to the Personnel Consulting Agreement dated June 28, 1995. After adjusting for these items, general and administrative expenses decreased by $45,446 to $120,882 in the quarter ended September 30, 1997 from $166,328 in the same period last year, a decrease of 27%. Compensation and related benefits decreased by $46,502 to $40,231 as compared to $86,733, (excluding the termination payments to former officers of the Company totaling $51,250) for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996. Professional fees decreased in the fiscal quarter ended September 30, 1997 to $24,053 from $25,248 in the same period last year. There is no management fee expense in the quarter ended September 30, 1997 similar to the $65,000 expense incurred in the three months ended September 30, 1996, as PCG suspended management fees to it or its related parties for two years from December 1, 1996. Rent decreased by $2,271 to $8,400 in the quarter ended September 30, 1997 from $10,671 for the quarter ended September 30, 1996. Depreciation and amortization costs were lower by $68. Other general and administrative expenses increased by $4,590 to $25,530 for the fiscal quarter ended September 30, 1997, compared to $20,940 for the same period last year.

The loss from operations of the Company for the three month period ended September 30, 1997 was $193,855, compared with a loss from operations for the three month period ended September 30, 1996, of $155,842, an increase in the loss from operations of $38,013.

Interest charges totaling $12,037 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $16,740 of charges during the fiscal quarter ended September 30, 1996.

The net loss of the Company for the fiscal quarter ended September 30, 1997 was $206,151 as compared to a net loss of $172,582, incurred in the same period last year, an increase in the net loss of $33,569.

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the six months ended September 30, 1997 and 1996, by studio.

                         Six months ended September  Six months ended September  30, 1996

                              City Walk       Irvine        City Walk       Irvine,
                               Studio         Studio         Studio          Studio

Revenues                      $ 513,842   $  161,923        $ 844,213       $281,617
                              ---------   ----------        ---------       --------


Cost of Revenues:
  Compensation and
   Related Benefits             171,534      109,207          237,135        140,895

  Depreciation and
   Amortization                  85,163      128,314           71,782         88,413

  Rent                           70,922       55,024          106,138         45,792

  Other Cost of
  Revenues                      125,154       75,699          170,794        119,720
                              ---------   ----------        ---------       --------


  Total Cost of
   Revenues                     452,773      368,244          585,849        394,820
                              ---------   ----------        ---------       --------


  Gross Income/(Loss)         $  61,069   ($ 206,321)       $ 258,364      ($113,203)
                              =========   ==========        =========       =========


In the six months ended September 30, 1997, the Company generated $675,765 in revenues, compared to revenues of $1,125,830 during the same period last year, a net decrease of $450,065.

CityWalk Studio revenues decreased by $330,371 to $513,842, a decrease of 39%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. This has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, which has a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the corresponding period this year, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the six months ended September 30, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in 1997. Management is exploring promotional opportunities to return the Studio's sales to previous levels.

Irvine Studio revenues decreased by $119,694 to $161,923, a decrease of 43%. The six months ended September 30, 1996 represented the first spring/summer season for the Studio. The demographics of the area indicate many of the customers to the Irvine Spectrum Entertainment Center where the Studio is located are local or repeat customers. While these people utilize the entertainment facilities of the center on a regular basis, they view photography as a service to be used only occasionally or infrequently, hence the Studio is not benefiting from the repeat business experienced by other vendors in the Center. In August 1997, Stage II of The Irvine Company's development plan for the Irvine Spectrum commenced. The consequence was to dramatically limit parking facilities in and around the Irvine Spectrum. This has led to a substantial reduction in foot traffic through the Center. The construction is not due to be completed until the summer of 1998. As already discussed, despite management's efforts to increase the studio's revenues, management has now determined that the only way to stop the negative cashflow effect is to close the store. The terms of the closure are currently being negotiated with the studio's landlord and management anticipates closing the studio on or about December 28, 1997.

Cost of revenues decreased to $821,017 overall during the six months ended September 30, 1997, compared to $980,669 for the same period last year.

Cost of revenues for the CityWalk Studio decreased by $133,076, or 23% in the six months ended September 30, 1997 to $452,773 as compared to $585,849 in the same period last year, as a consequence of the reduction in sales. Compensation and related benefits for the CityWalk Studio were $65,601 lower than in the six months ended September 30, 1996, in line with the decrease in revenues. Cost of revenues, as a percentage of sales, increased between the two periods from 69% of sales in the six months ended September 30, 1996 to 88% of sales in the six months ended September 30, 1997. Depreciation for the CityWalk Studio was higher than the six months ended September 30, 1996, by $13,381. Rent for the CityWalk Studio was lower than the six months ended September 30, 1996 by $35,216 as a result of the Company paying rent based on a percentage of revenues, such revenues being lower than in the six months ended September 30, 1996 by $330,371. Other cost of revenues for the CityWalk Studio decreased by $45,640 or 27%. The percentage decrease in other costs of revenues was less than the decrease in revenues as there are certain costs that are not incurred in direct proportion to the level of revenue, including insurance, taxes, repairs and maintenance, utilities and cleaning. The CityWalk Studio earned gross income of $61,069 during the six months ended September 30, 1997 compared to gross income of $258,364 for the same period last year, a decrease of $197,295, or 76%.

Cost of revenues for the Irvine Studio decreased by $26,576, or 7% in the six months ended September 30, 1997 to $368,244 as compared to $394,820 in the same period last year. The decrease in cost of sales of 7% was less than the decline in revenue of 43% as a consequence of additional funds being expended during the six months ended September 30,1997 in an effort to improve revenues from the Studio. Compensation and related benefits for the Irvine studio were $31,688 lower than in the six months ended September 30, 1996. Management has reduced, and continues to reduce, staffing levels in the studio to the extent possible within the constraints of the number of hours the studio is required to be open, in order to minimize the impact of the reduction in revenue. Depreciation for the Irvine Studio was higher than the six months ended September 30, 1996, by $39,901. Rent for the Irvine Studio was higher than the six months ended September 30, 1996 by $9,232, as a result of an increase in base rent on December 1, 1996 in accordance with the Company's lease. Effective September 1, 1997 the landlord agreed, in light of the studio's difficult business circumstances, to reduce the monthly rent payable by $2,195 per month. Other cost of revenues for the Irvine Studio decreased by $44,021 or 37%, in line with the reduction in revenue. The Irvine Studio incurred a gross loss of $206,321 during the six months ended September 30, 1997 compared to a gross loss of $113,203 for the same period last year, an increase in gross loss of $93,118.

Overall, the Company incurred a gross loss of $145,252 during the six months ended September 30, 1997 compared to gross income of $145,161 for the same period last year. The reduction in gross income of $290,413 comprises the reduction in gross income of $197,295 incurred by the CityWalk Studio and the $93,118 additional gross loss incurred by the Irvine Studio.

General and administrative expenses for the six months ended September 30, 1996 includes termination payments to former officers of the Company totaling $51,250 and management fees payable to PCA of $96,000. After adjusting for these items, general and administrative expenses decreased by $90,428 to $249,986 in the six months ended September 30, 1997 from $340,414 in the same period last year, a decrease of 27%. Compensation and related benefits decreased by $113,431 to $75,903 as compared to $189,334 (excluding termination payments to former officers of the Company totaling $51,250) for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996. Professional fees increased in the six months ended September 30, 1997 to $56,206 from $41,282 in the same period last year. This increase includes approximately $7,700 of costs incurred in the quarter ended June 30, 1997 associated with engaging a consultant to work with staff at the Irvine Studio in an effort to expand the Studio's customer base and increase revenues. Although general and administrative expenses for the six months ended September 30, 1996 include $96,000 of management fees payable to PCA, there is no corresponding expense in the six months ended September 30, 1997 as PCG suspended management fees to it or its related parties for two years from December 1, 1996. Rent decreased by $4,011 to $17,100 in the six months ended September 30, 1997 from $21,111 for the six months ended September 30, 1996. Depreciation and amortization costs were lower by $510. Other general and administrative expenses increased by $12,600 to $55,815 for the six months ended September 30, 1997, compared to $43,215 for the same period last year.

The loss from operations of the Company for the six month period ended September 30, 1997 was $395,238, compared with a loss from operations for the six month period ended September 30, 1996, of $342,503, an increase in the loss from operations of $52,735.

Interest charges totaling $20,879 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $34,788 of charges during the six months ended September 30, 1996.

The net loss of the Company for the six months ended September 30, 1997 was $416,287 as compared to a net loss of $377,150, incurred in the same period last year, an increase in the net loss of $39,137.

As of September 30, 1997, the Company has net operating loss carry forwards of approximately $10 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the acquisition by PCG in June 1995 of in excess of 50% of the Common Stock of the Company. The losses will expire in March, 2011.



Liquidity and Capital Resources

On September 30, 1997, the Company had a working capital deficit of $692,734 as compared to a working capital deficit on March 31, 1997 of $516,861. The increase of $175,873 is attributable to the net loss from operations incurred in the six month period ended September 30, 1997.

Net cash used in operating activities was $223,905 for the six months ended September 30, 1997, compared to $43,493 for the same period last year. This increase is primarily attributable to the net loss for the six months ended September 30, 1997, together with payments made to former officers of the Company of $62,303 (disclosed in the Statement of Cash Flows as "Compensation payable - Related Parties"). In addition, $43,796 of cash was used to reduce amounts due to creditors and suppliers.

During the closure of the Irvine Studio, management anticipates costs of between $50,000 and $150,000 will be incurred. These costs may include payment to the landlord for early termination of the lease, termination payments to staff, and the cost of dismantling and removing the rig, other equipment, fixtures and improvements. In addition, leasehold improvements, with an estimated book value of $110,000 will be written off when the store closes.

Management does not anticipate that the closure of the Irvine Studio will adversely affect the Company's cashflow requirements. Since the Irvine Studio opened in December 1995, it has incurred a gross loss of $698,698 ($289,941 excluding $408,757 of non-cash depreciation) and consequently it has not contributed to meeting the Company's overhead costs. The closure of the Irvine Studio is expected to partially alleviate the Company's reliance on external funding, as additional cash will no longer be required to assist with meeting the costs of operating the Irvine Studio.

The Company currently has no specific commitments for capital expenditures, however management continues to evaluate opportunities to expand the business. The development and construction of additional studios in the future may require significant capital expenditures.

In the six months ended September 30, 1997, $215,000 of funds were loaned to the Company by PCG for working capital requirements. A further $50,000 has been loaned to the Company in the period October 1, 1997 to November 10, 1997.

The Company does not anticipate that it will have any problems in the near term, in meeting its obligations for continuing fixed expenses, materials procurement or operating labor. Management believes the managerial assistance that is being provided to the Company through its association with PCG and the willingness and ability of PCG to continue to fund the cash flow deficiencies of the Company are necessary to ensure the continued operating viability of the Company. The Company is continuing to identify and evaluate opportunities for the building and bringing into operation of additional studios, that would require funding from sources external to the Company. Having regard to the current financial position of the Company, the most likely source of funding for such growth is through additional capital contributions or a loan from PCG. There is no ongoing commitment by PCG to supply such funds and there can be no assurance that such funds will be made available by PCG. The Company is continuing to explore other opportunities for funding its studio expansion, however no assurance can be given that appropriate sources of finance will be found.

PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



     (a)    Exhibits.

            None.


     (b) Reports on Form 8-K.

            None.

SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereon duly authorized.




                                          OUT-TAKES INC.





Dated:     November 10, 1997.       By:/s/ Peter C. Watt
                                       Peter C. Watt
                                       President and Principal Financial Officer