Form 10-Q
period 1997-12-31
OUT TAKES INC
filed 1998-02-13
CIK 889353

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 1997

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




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the issuer's Common Stock as of February 13, 1998 was 20,495,726.





------------------------------------------------------------------------------

                                 OUT-TAKES INC.

                         FORM 10Q - QUARTERLY REPORT FOR
                    QUARTERLY PERIOD ENDING DECEMBER 31, 1997



                                TABLE OF CONTENTS


                                                                          Page
PART 1   FINANCIAL INFORMATION


  ITEM 1 FINANCIAL STATEMENTS                                                1

         Balance Sheets
         As of December 31, 1997 and March 31, 1997  [Unaudited]             1

         Statements of Operations [Unaudited] for the three and nine month
         periods ended December 31, 1997 and 1996                            2

         Statements of Stockholders' Equity [Unaudited] for the nine months
         ended December 31, 1997                                             3

         Statements of Cash Flows [Unaudited] for the nine months ended
         December 31, 1997 and 1996                                          4

         Notes to Financial Statements [Unaudited]                           5



  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                                  8

         Overview                                                            8

         Results of Operations                                               9

         Liquidity and Capital Resources                                    13




PART II OTHER INFORMATION                                                   14


  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                   14



SIGNATURE                                                                   15


                                       PART 1
ITEM 1. FINANCIAL STATEMENTS
                                   OUT-TAKES INC.
                                   BALANCE SHEETS              As of          As of
                                    [Unaudited]              December 31,    March 31,
                                      Assets                    1997           1997
Current Assets:
   Cash and Cash Equivalents                               $   73,135   $    70,908
   Inventory                                                   11,194        22,879
   Due from Related Party                                                   - 7,343
   Prepaid Insurance                                           11,171        10,796
   Prepaid Taxes                                                3,676         7,829
   Prepaid Royalties                                            5,757         5,720
   Other Current Assets                                         3,604         2,412
                                                           ----------   -----------
       Total Current Assets                                $  108,537   $   127,887

Plant and Equipment - Net                                  $  481,970   $   845,198

Other Non-Current Assets:
   Deposits                                                    27,048        38,378
                                                           ----------   -----------

       Total Non-Current Assets                            $  509,018   $   883,576
                                                           ----------   -----------

          Total Assets                                     $  617,555   $ 1,011,463
                                                           ==========   ===========
                   Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Accounts Payable                                        $   60,939   $   113,803
   Accrued Payroll                                             24,933        42,868
   Accrued Expenses                                           125,614       104,331
   Accrued Interest - Related Party                            40,213         7,871
   Compensation payable - Related Parties                      29,037       115,375
   Due to Related Party                                       618,425       260,500
                                                           ----------   -----------
       Total Current Liabilities                           $  899,161   $   644,748

Non-Current Liabilities:
   Notes Payable                                           $   48,000   $    48,000
   Compensation Payable - Related Parties                           -         5,962
                                                           ----------   -----------
       Total Non-Current Liabilities                       $   48,000   $    53,962

Commitments                                                $        -   $         -

Stockholders' Equity (Deficit):
   Preferred Stock, par value $0.01 per share, 5,000,000
   shares  authorized; none issued                                  -             -

   Common  Stock,  par value  $0.01 per  share,
   35,000,000  shares  authorized; 20,788,122 shares
   issued of which 292,396 shares are in Treasury             207,882       207,882

   Capital in excess of par value                          10,014,980    10,014,980

   Accumulated Deficit (Includes $6,990,000 in accumulated
   losses during the development stage and a $762,129 loss
   on impairment of assets)                                (10,300,062) ( 9,657,703)

       Totals                                              ($   77,200) $   565,159
   Less:  Treasury Stock - At Cost                         (   108,406) (   108,406)
          Deferred Compensation                            (   144,000) (   144,000)
                                                            ----------  -----------

Total Stockholders' Equity (Deficit)                       ($  329,606) $   312,753
                                                           -----------  -----------

Total  Liabilities  and  Stockholders' Equity (Deficit)    $   617,555  $ 1,011,463
                                                           ===========  ===========

The  Accompanying  Notes are an Integral Part of These  Financial Statements.



                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS
                                     [Unaudited]


                                                 Three Months Ended           Nine Months Ended
                                             December 31,  December 31,   December 31,   December 31,
                                                 1997         1996            1997           1996
                                              ---------    ----------     ----------     -----------


Revenues                                      $ 306,588     $  520,666    $  982,353    $ 1,646,496
                                              ---------     ----------    ----------     -----------


Cost of Revenues:

     Compensation and Related Benefits          138,763       191,321       419,504         569,351
     Depreciation and Amortization              105,936        80,777       319,413         240,972
     Rent                                        56,397        77,466       182,343         229,396
     Other Cost of Revenues                     106,652       156,021       307,505         446,535
                                              ---------    ----------    ----------     -----------

     Total Cost of Revenues                     407,748       505,585     1,228,765       1,486,254
                                              ---------    ----------    ----------     -----------

          Gross (Loss) / Income               ( 101,160)       15,081    (  246,412)        160,242
                                             ----------    ----------    ----------     -----------

General and Administrative Expenses:

     Compensation and Related Benefits           26,758        61,782       102,661         302,366
     Professional Fees                           26,568        19,362        82,774          60,644
     Management Fee - Related Party                   -        35,000             -         131,000
     Rent of Offices                              7,950         9,847        25,050          30,958
     Profit on Disposal of Plant and Equipment        -          (658)            -            (658)
     Depreciation and Amortization               24,080        22,863        69,042          68,335
     Other General and Administrative Expenses   24,931        28,512        80,746          71,727
                                              ---------    ----------    ----------     -----------

     Total Expenses                             110,287       176,708       360,273         664,372
                                              ---------    ----------    ----------     -----------


          Loss from Operations                ( 211,447)   (  161,627)   (  606,685)    (   504,130)
                                              ---------    ----------    ----------     -----------

Other Income (Expense):

     Interest Income                                162             -           318             141
     Interest Expense                                 -    (    2,823)   (      326)    (     4,103)
     Interest Expense - Related Parties         (14,787)   (    8,080)   (   35,666)    (    41,588)
                                              ---------    ----------    ----------     -----------

          Total Other (Expense) Income         ( 14,625)   (   10,903)   (   35,674)    (    45,550)
                                              ---------    ----------    ----------     -----------


Net Loss                                      ($226,072)   ($ 172,530)   ($ 642,359)    ($  549,680)
                                              =========    ==========    ==========     ===========


Net Loss Per Common Share
 (Basic and Diluted)                          ($   0.01)   ($    0.01)   ($    0.03)    ($     0.04)
                                              =========    ==========    ==========     ===========



Weighted Average Common
     Shares Outstanding                      20,495,726    15,160,072    20,495,726      13,003,940
                                             ==========    ==========    ==========      ==========


     The Accompanying Notes are an Integral Part of These Financial Statements.



                                   OUT-TAKES INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     [UNAUDITED]



                                      Common Stock        Capital in
                                  Number of                Excess of     Accumulated   Treasury     Deferred       Total
                                   Shares       Amount     Par Value       Deficit       Stock    Compensation

  Balance - March 31, 1997       20,788,122   $ 207,882   $10,014,980   ($9,657,703)  ($ 108,406)  ($ 144,000)  $ 312,753


  Net Loss for the nine months
  ended December 31, 1997                 -           -             -     ( 642,359)           -            -   ( 642,359)
                                 ----------   ---------    ----------    ----------    ---------   ----------   ---------


  Balance - December 31, 1997    20,788,122   $ 207,882  $10,014,980   ($10,300,062)  ($ 108,406)  ($ 144,000)  ($329,606)
                                 ==========   =========  ===========    ============  ==========   ==========   =========




























     The Accompanying Notes are an Integral Part of These Financial Statements.

                                  OUT-TAKES INC.

                               STATEMENT OF CASH FLOWS
                                     [UNAUDITED]
                                                                Nine Months Ended


                                                           December 31,   December 31,
Operating Activities:                                          1997          1996
                                                            ----------   -----------

  Net Loss                                                 ($ 642,359)  ($  549,680)
                                                            ---------   -----------

  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities:
     Depreciation and Amortization                         $  388,455   $   309,307
     Profit on Disposal of Plant and Equipment                      -          (658)

  Changes in Assets and Liabilities:
     (Increase) Decrease in Assets:
     Prepaid Royalties                                            (37)        2,387
     Deposits                                                  11,330        (2,065)
     Inventory                                                 11,685          (442)
     Prepaid Insurance                                           (375)           -
     Prepaid Taxes                                              4,153            -
     Other Current Assets                                      (1,192)      (12,893)

   Increase (Decrease) in Liabilities:
     Accounts Payable                                         (52,864)       45,576
     Accrued Payroll                                          (17,935)     (202,171)
     Accrued Expenses                                          21,283       (14,866)
     Notes Payable                                                  -       (15,036)
     Accrued Interest - Related Parties                        32,342       (25,904)
     Accrued Management Fee - Related Party                         -       131,000
     Compensation payable - Related Parties                   (92,300)      171,412
     Due to Related Party                                      30,268             -
                                                           ----------   -----------

   Total Adjustments                                       $  334,813   $   385,647
                                                           ----------   -----------

  Net Cash used in Operating Activities                    ($ 307,546)  ($  164,033)
                                                           ----------   -----------

Investing Activities:
  Acquisition of Equipment and Leasehold Improvements      ($  25,227)  ($   35,462)
  Proceeds on Disposal of Plant and Equipment                       -         1,000
                                                           ----------   -----------

  Net Cash used in Investing Activities                    ($  25,227)  ($   34,462)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Issuance of Stock                          $        -   $   130,000
  Due to Related Party                                        335,000        50,000
                                                           ----------   -----------

  Net Cash provided by Financing Activities                $  335,000   $   180,000
                                                           ----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents       $    2,227   ($   18,495)

  Cash and Cash Equivalents - Beginning of Periods             70,908        61,672
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $   73,135   $    43,177
                                                           ==========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
On May 7, 1996 the majority stockholder, Photo Corporation Group Pty Limited, converted $130,000 of its then $649,500 loan payable into 650,000 shares of the Company's Common Stock. On November 29, 1996, PCG converted an additional $780,000 into 8,320,000 shares of the Company's Common Stock. This represented loan principal of

$519,000 and accrued management fees of $261,000 payable to Photo Corporation of Australia Pty Limited ("PCA") which debt was assumed by Photo Corporation Group Pty Limited ("PCG").
     The Accompanying Notes are an Integral Part of These Financial Statements.

                                 OUT-TAKES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   [Unaudited]


[1] Summary of Significant Accounting Policies

Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-X and Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three and nine month periods ended December 31, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1997.

Plant and Equipment and Depreciation - The Company's plant and equipment is shown net of accumulated depreciation of $2,165,155 as of December 31, 1997, and $1,776,700 as of March 31, 1997.

[2] Net Loss Per Share

Net loss per share was calculated based on the weighted average number of shares outstanding during the periods. Neither the 292,396 shares held in Treasury nor the 750,000 shares held in escrow pursuant to an escrow agreement between the founding stockholders and the Company, nor approximately 4,220,000 warrants outstanding, have been included in the weighted average shares outstanding during the year as their inclusion would be anti-dilutive. The effect of outstanding stock warrants and options was not included in the calculations as their effect would also be anti-dilutive.

[3] Notes Payable

A note payable of $48,000 is due to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations.

[4] New Authoritative Pronouncements

The FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129. "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the primary presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS will be based on average common shares outstanding and diluted EPS will include the effects of potential common stock such as options and warrants, if dilutive. Adoption of SFAS No.
128 is not material to the Company.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

                                 OUT-TAKES INC.

                          NOTES TO FINANCIAL STATEMENTS
                             [Unaudited, continued]


[4] New Authoritative Pronouncements (continued)

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997 and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application.
SFAS No. 131 is not expected to have a material impact on the Company.

[5] Going Concern

The Company commenced commercial operations on May 24, 1993 and as of February 13, 1998 the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the nine month period ended December 31, 1997 was $307,546. The Company incurred a net loss of $642,359 for the nine month period ended December 31, 1997 and has a working capital deficit as of December 31, 1997 of $790,624.

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

As reported in the Company's Form 10Q for the quarter ended September 30, 1997, despite management's substantial efforts to increase the Irvine Studio's revenues, management has now concluded, after carefully considering a number of alternatives, that it would be in the best interests of the Company, to close the Irvine Studio. However, management has been unable to satisfactorily conclude negotiations with the landlord of the Irvine Studio and so the Studio remains open at this time. The landlord has not agreed to a buy out of the remaining lease obligation. The landlord objects to the closure of the Studio unless a replacement tenant is located and approved by the landlord. Management will continue its efforts to find a suitable replacement tenant for the Studio but unless and until such a new tenant can be located, the studio will continue to remain open until the conclusion of the lease period in November 1998.

Management is also continuing the reduction of expenses throughout the Company and is seeking to obtain additional equity or debt financing. There can be no assurance that management will be successful in these endeavors and if it is not, the Company will be dependent on the willingness and ability of Photo Corporation Group Pty Ltd ("PCG"), to continue to provide additional financing.

The Company has been dependent upon PCG to fund its continuing operations. PCG has not committed to continue to fund the Company and may at any time decide that it will not advance any additional funds to the Company. In such event, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company.

[6] Related Party Transactions

Robert Shelton, Vice President Development and a Director of the Company, and Leah Peterson Shelton, Vice President Operations, ceased employment with the Company and Mr. Shelton also ceased as a director of the Company from and effective September 1, 1996.

Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 are being paid over the period through April 17, 1998. The outstanding liability as of December 31, 1997 of $29,037 is presented on the balance sheet as "Compensation payable - Related Parties". The liability is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996, between the Company, Mr. Shelton, Mrs.

                                 OUT-TAKES INC.

                          NOTES TO FINANCIAL STATEMENTS
                             [Unaudited, continued]


[6] Related Party Transactions (continued)

Peterson Shelton and PCG. Interest expense is incurred at the prime rate of interest (approximately 8.5%) and in the nine months ended December 31, 1997, was $3,324.

The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

The amount Due to Related Party of $618,425 ($260,500 as of March 31, 1997) represents funds advanced by PCG. The funds have been used to fund the day to day operations of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party is unsecured and is payable on demand. Interest expense is charged at a rate of 10% per annum and for the nine months ended December 31, 1997, was $32,342.
As of December 31, 1997, interest of $40,213 was accrued.

The weighted average interest rate on short term borrowings as of December 31, 1997 was approximately 10%.


[7] Subsequent Events

Loan - During the period January 1, 1998 to February 13, 1998, PCG provided an additional $85,000 cash loan to assist the Company in funding its day to day operations and to enable the Company to make the required payments due to former officers of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the historical financial statements of Out-Takes Inc. ("the Company") and notes thereto included elsewhere in this Form 10-Q.


Overview

The Company currently operates two photographic portrait studios, the first of which was opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The second studio opened on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The following table summarizes the Company's results for the three and nine month periods ended December 31, 1997 and December 31, 1996.

                                            Three Months Ended               Nine Months Ended


                                        December 31,  December 31,      December 31,   December 31,
                                           1997           1996             1997            1996
                                         ---------    ----------        ----------     ----------

Gross Sales Revenue                      $306,588     $  520,666        $  982,353     $1,646,496

Gross (Loss) / Income                    (101,160)        15,081        (  246,412)       160,242

Adjusted Net Loss for the Period         (226,072)      (172,530)       (  642,359)    (  498,430)1

Net Loss Per Share                      ($   0.01)    ($    0.01)       ($    0.03)    ($    0.04)

Closing Bid Price per Share
  of Common Stock                        $   0.04     $    0.065        $     0.04     $    0.065



  As indicated in the following notes, the figures have been adjusted in order to facilitate comparison:

1 The net loss for the nine month period ended December 31, 1996 excludes termination payments totaling $51,250 paid to former officers of the Company.


As noted in the table presented above, the Company continues to operate at a net loss. This is predominantly due to the poor performance of the Irvine Studio. Having regard to the length of time that the Irvine Studio has now been open, the poor performance of the Studio, including its negative cashflow, notwithstanding the substantial efforts that have been made to improve the performance of the Studio, management is of the opinion that the continued operation of the Irvine Studio is not in the best interest of the Company. Since the Irvine Studio opened in December 1995, it has incurred a gross loss of $782,680 ($310,827 excluding non-cash depreciation of $471,853). Having regard to the unsuccessful efforts that have been made to increase the Studio's revenues, management has determined that the only way to reduce the negative cashflow effect resulting from the studio's operation, is to close the studio. However, the landlord has not agreed to a buy out of the remaining lease obligation. The landlord objects to the closure of the Studio unless a replacement tenant is located and approved by the landlord. As management has been unable to satisfactorily conclude negotiations with the landlord of the Irvine Studio, the Studio remains open at this time. Management will continue its efforts to find a suitable replacement tenant for the Studio but unless and until such a new tenant can be located, the studio will remain open until the lease expires in November 1998.

The Company will continue to implement overhead reductions to improve the Company's operating margins and reduce the cash outflow from operations. Net losses (including depreciation expenses for the CityWalk studio and office premises of approximately $67,000 per quarter) are expected to continue unless and until the Company opens additional studios or other operations, or the revenue stream from the CityWalk studio, increases substantially.

To assist the Company in funding its day to day operations and to enable the Company to make the payments due to former officers of the Company, Photo Corporation Group Pty Limited ("PCG") provided the Company with $85,000 of cash during the period January 1, 1998 to February 13, 1998. In addition, effective December 1, 1996, PCG suspended management fees to it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years.
                                        9

Results of Operations

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the three months ended December 31, 1997 and 1996, by studio.

                    Three months ended December 31, 1997 Three months ended December 31, 1996
                      City Walk   Irvine    Traveling    City Walk      Irvine    Traveling
                       Studio     Studio     Studio        Studio       Studio      Studio
                      --------   -------    ---------    ---------     --------   ----------
Revenues              $216,418   $89,773     $  397       $365,814     $149,807    $  5,045
                      --------   -------     ------       --------     --------    --------

Cost of Revenues:
  Compensation and
   Related Benefits     90,741    46,251      1,771        112,034       78,350         937

  Depreciation and
   Amortization         42,688    63,096        152         36,002       44,723          52

  Rent                  31,360    23,037      2,000         48,736       25,130       3,600

  Other Cost of
  Revenues              64,478    41,371        803         90,879       61,535       3,607
                       -------   -------     ------       --------      -------    --------

  Total Cost of
   Revenues            229,267   173,755      4,726        287,651      209,738       8,196
                       -------   -------     ------       --------      -------    --------

  Gross Income/(Loss) ($12,849) ($83,982)   ($4,329)      $ 78,163     ($59,931)   ($ 3,151)
                      ========  ========    =======       ========     ========    ========

In the fiscal quarter ended December 31, 1997, the Company generated $306,588 in revenues, compared to revenues of $520,666 during the same period last year, a net decrease of $214,078.

CityWalk Studio revenues decreased by $149,396 to $216,418, a decrease of 41%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. This has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, resulting in a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the period to December 31, 1997, has resulted in a decline in the level of foot traffic through the Studio. Management continues to explore promotional opportunities to return the Studio's sales to previous levels.

Irvine Studio revenues decreased by $60,034 to $89,773, a decrease of 40%. The demographics of the area indicate many of the customers to the Irvine Spectrum Entertainment Center where the Studio is located are local or repeat customers. While these people utilize the entertainment facilities of the center on a regular basis, they view photography as a service to be used only occasionally or infrequently, hence the Studio is not benefiting from the repeat business experienced by other vendors in the Center. In August 1997, Stage II of The
Irvine Company's development plan for the Irvine Spectrum commenced. The consequence was to dramatically limit parking facilities in and around the Irvine Spectrum. This has led to a substantial reduction in foot traffic through the Center. The construction is not due to be completed until the summer of 1998. As already discussed, despite management's substantial efforts to increase the studio's revenues, management has now determined that the only way to stop the negative cashflow effect generated by the Irvine studio, is to close the Studio. However, as the landlord has not agreed to a buy out of the remaining lease obligation and objects to the closure of the Studio unless a replacement tenant is located, the Studio remains open at this time. Management will continue its efforts to find a suitable replacement tenant for the Studio but unless and until such a new tenant can be located, the studio will remain open until the lease expires in November 1998.

In December 1997, for a one month trial period, the Company tested an event photography system at a central meeting venue for inbound Japanese tourists. The trial proved to be unsuccessful, generating only $397 in revenues as disclosed above as "Traveling Studio". As a result, the trial has been discontinued.

Cost of revenues decreased to $407,748 overall during the fiscal quarter ended December 31, 1997, compared to $505,585 for the same period last year.

Cost of revenues for the CityWalk Studio decreased by $58,384, or 20% in the fiscal quarter ended December 31, 1997 to $229,267 as compared to $287,651 in the same period last year, as a consequence of the reduction in sales. Compensation and related benefits for the CityWalk Studio were $21,293 lower than in the fiscal quarter ended December 31, 1996, in line with the decrease in revenues. Cost of revenues, as a percentage of sales, increased between the two quarters from 79% of sales in the quarter ended December 31, 1996 to 106% of sales in the quarter ended December 31, 1997. Compensation and related benefits includes $11,313 of costs associated with engaging a consultant to work with the CityWalk staff in an effort in increase the Studio's revenues. Depreciation for the CityWalk Studio was higher than the fiscal quarter ended December 31, 1996, by $6,686. Rent for the CityWalk Studio was lower than the fiscal quarter ended December 31, 1996 by $17,376 as a result of the Company paying rent based on a percentage of revenues, such revenues being lower than in the fiscal quarter ended December 31, 1996 by $149,396. Other cost of revenues for the CityWalk Studio decreased by $26,401 or 29%. The percentage decrease in other costs of revenues was less than the decrease in revenues as there are certain costs that are not incurred in direct proportion to the level of revenue, including insurance, taxes, repairs and maintenance, utilities and cleaning. The CityWalk Studio incurred a gross loss of $12,849 during the fiscal quarter ended December 31, 1997 compared to gross income of $78,163 for the same period last year, a decrease of $91,012.

Cost of revenues for the Irvine Studio decreased by $35,983, or 17% in the fiscal quarter ended December 31, 1997 to $173,755 as compared to $209,738 in the same period last year. Compensation and related benefits for the Irvine studio were $32,099 lower than in the fiscal quarter ended December 31, 1996. Management has reduced, and continues to reduce, staffing levels in the studio to the extent possible within the constraints of the number of hours the studio is required to be open, in order to minimize the impact of the reduction in revenue. Depreciation for the Irvine Studio was higher than the fiscal quarter ended December 31, 1996, by $18,373 as a result of the purchase and subsequent depreciation of additional equipment. Rent for the Irvine Studio was lower than the fiscal quarter ended December 31, 1996 by $2,093. Other cost of revenues for the Irvine Studio decreased by $20,164 or 33%, in line with the reduction in revenue. The Irvine Studio incurred a gross loss of $83,982 during the fiscal quarter ended December 31, 1997 compared to a gross loss of $59,931 for the same period last year, an increase in gross loss of $24,051.

Cost of revenues for the Traveling Studio were $4,726. This includes Compensation and related benefits of $1,771, depreciation of $152, rent for the use of the event photography system of $2,000 and other cost of revenues of $803. As the Traveling Studio is used for one-off events, it is not appropriate to compare the costs incurred during the quarter ended December 31, 1997 to the costs incurred at unrelated events and locations during the quarter ended December 31, 1996.

Overall, the Company incurred a gross loss of $101,160 during the fiscal quarter ended December 31, 1997 compared to gross income of $15,081 for the same period last year. The reduction in gross income of $116,241 comprises the increase in gross loss of $91,012 at the CityWalk Studio, the $24,051 additional gross loss incurred by the Irvine Studio and the additional $1,178 gross loss incurred by the Traveling Studio.

General and administrative expenses for the three months ended December 31, 1996 includes management fees of $35,000 payable to Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of PCG, pursuant to the Personnel Consulting Agreement dated June 28, 1995. After adjusting for this item, general and administrative expenses decreased by $31,421 to $110,287 in the quarter ended December 31, 1997 from $141,708 in the same period last year, a decrease of 22%. Compensation and related benefits decreased by $35,024 to $26,758 as compared to $61,782 for the same period last year. This decrease was the result of the cessation of employment of the Operations Manager and a reduction in the number of administrative and technical support staff compared with the quarter ended December 31, 1996. Professional fees increased in the fiscal quarter ended December 31, 1997 to $26,568 from $19,362 in the same period last year. There is no management fee expense in the quarter ended December 31, 1997 similar to the $35,000 expense incurred in the three months ended December 31, 1996, as PCG suspended management fees to it or its related parties for two years from December 1, 1996. Rent decreased by $1,897 to $7,950 in the quarter ended December 31, 1997 from $9,847 for the quarter ended December 31, 1996. A profit on disposal of plant and equipment of $658 was recorded during the quarter ended December 31, 1996. There was no similar profit / loss on disposal of plant and equipment in the quarter to December 31, 1997. Depreciation and amortization costs increased by $1,217. Other general and administrative expenses decreased by $3,581 to $24,931 for the fiscal quarter ended December 31, 1997, compared to $28,512 for the same period last year.

The loss from operations of the Company for the three month period ended December 31, 1997 was $211,447, compared with a loss from operations for the three month period ended December 31, 1996, of $161,627, an increase in the loss from operations of $49,820.

Interest charges totaling $14,787 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $8,080 of charges during the fiscal quarter ended December 31, 1996.

The net loss of the Company for the fiscal quarter ended December 31, 1997 was $226,072 as compared to a net loss of $172,530, incurred in the same period last year, an increase in the net loss of $53,542.


Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the nine months ended December 31, 1997 and 1996, by studio.

                  Nine months ended December 31, 1997  Nine months ended December  31, 1996
                    City Walk    Irvine    Traveling    City Walk      Irvine    Traveling
                      Studio     Studio     Studio        Studio       Studio      Studio

Revenues             $730,260   $251,696    $  397      $1,210,027    $431,424    $  5,045
                     --------   --------    ------      ----------    --------    --------

Cost of Revenues:
  Compensation and
   Related Benefits   262,275    155,458     1,771         349,169     219,245         937

  Depreciation and
   Amortization       127,851    191,410       152         107,785     133,135          52

  Rent                102,282     78,061     2,000         154,874      70,922       3,600

  Other Cost of
   Revenues           189,632    117,070       803         261,672     181,256       3,607
                      -------   --------    ------       ---------     -------    --------

  Total Cost of
   Revenues           682,040    541,999     4,726         873,500     604,558       8,196
                      -------   --------    ------       ---------     -------    --------

Gross Income/(Loss)   $48,220  ($290,303)  ($4,329)      $ 336,527   ($173,134)   ($ 3,151)
                      =======  =========   =======       =========   =========    ========

In the nine months ended December 31, 1997, the Company generated $982,353 in revenues, compared to revenues of $1,646,496 during the same period last year, a net decrease of $664,143.

CityWalk Studio revenues decreased by $479,767 to $730,260, a decrease of 40%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. This has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, which has a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the corresponding period this year, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the nine months ended December 31, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in 1997. Management continues to explore promotional opportunities to return the Studio's sales to previous levels.

Irvine Studio revenues decreased by $179,728 to $251,696, a decrease of 42%. Included in the nine months ended December 31, 1996 was the first spring/summer season for the Studio. The demographics of the area indicate many of the customers to the Irvine Spectrum Entertainment Center where the Studio is located are local or repeat customers. While these people utilize the entertainment facilities of the center on a regular basis, they view photography as a service to be used only occasionally or infrequently, hence the Studio is not benefiting from the repeat business experienced by other vendors in the Center. In August 1997, Stage II of The Irvine Company's development plan for the Irvine Spectrum commenced. The consequence was to dramatically limit parking facilities in and around the Irvine Spectrum. This has led to a substantial reduction in foot traffic through the Center. The construction is not due to be completed until the summer of 1998. As already discussed, despite management's substantial efforts to increase the studio's revenues, management has now determined that the only way to stop the negative cashflow effect generated by the Irvine studio, is to close the store. However, as the landlord has not agreed to a buy out of the remaining lease obligation and objects to the closure of the Studio unless a replacement tenant is located, the Studio remains open at this time. Management will continue its efforts to find a suitable replacement tenant for the Studio but unless and until such a new tenant can be located, the studio will remain open until the lease expires in November 1998.

Cost of revenues decreased to $1,228,765 overall during the nine months ended December 31, 1997, compared to $1,486,254 for the same period last year.

Cost of revenues for the CityWalk Studio decreased by $191,460, or 22% in the nine months ended December 31, 1997 to $682,040 as compared to $873,500 in the same period last year, as a consequence of the reduction in sales. Compensation and related benefits for the CityWalk Studio were $86,894 lower than in the nine months ended December 31, 1996, in line with the decrease in revenues. Cost of revenues, as a percentage of sales, increased between the two periods from 72% of sales in the nine months ended December 31, 1996 to 93% of sales in the nine months ended December 31, 1997. Depreciation for the CityWalk Studio was higher than the nine months ended December 31, 1996, by $20,066. Rent for the CityWalk Studio was lower than the nine months ended December 31, 1996 by $52,592 as a result of the Company paying rent based on a percentage of revenues, such revenues being lower than in the nine months ended December 31, 1996 by $479,767. Other cost of revenues for the CityWalk Studio decreased by $72,040 or 28%. The percentage decrease in other costs of revenues was less than the decrease in revenues as there are certain costs that are not incurred in direct proportion to the level of revenue, including insurance, taxes, repairs and maintenance, utilities and cleaning. The CityWalk Studio earned gross income of $48,220 during the nine months ended December 31, 1997 compared to gross income of $336,527 for the same period last year, a decrease of $288,307, or 86%.

Cost of revenues for the Irvine Studio decreased by $62,559, or 10% in the nine months ended December 31, 1997 to $541,999 as compared to $604,558 in the same period last year. The decrease in cost of revenues of 10% was less than the decline in revenue of 42% as a consequence of additional funds being expended during the nine months ended December 31,1997 in an effort to improve revenues from the Studio. Compensation and related benefits for the Irvine studio were $63,787 lower than in the nine months ended December 31, 1996. Management has reduced, and continues to reduce, staffing levels in the studio to the extent possible within the constraints of the number of hours the studio is required to be open, in order to minimize the impact of the reduction in revenue. Depreciation for the Irvine Studio was higher than the nine months ended December 31, 1996, by $58,275. Rent for the Irvine Studio was higher than the nine months ended December 31, 1996 by $7,139, as a result of an increase in base rent on December 1, 1996 in accordance with the Company's lease. Effective September 1, 1997 the landlord agreed, in light of the studio's difficult business circumstances, to reduce the monthly rent payable by $2,195 per month. Other cost of revenues for the Irvine Studio decreased by $64,186 or 35%, in line with the reduction in revenue. The Irvine Studio incurred a gross loss of $290,303 during the nine months ended December 31, 1997 compared to a gross loss of $173,134 for the same period last year, an increase in gross loss of $117,169.

Overall, the Company incurred a gross loss of $246,412 during the nine months ended December 31, 1997 compared to gross income of $160,242 for the same period last year. The reduction in gross income of $406,654 comprises the reduction in gross income of $288,307 incurred by the CityWalk Studio, the $117,169 additional gross loss incurred by the Irvine Studio and an increase in the gross loss incurred by the Traveling Studio of $1,178.

General and administrative expenses for the nine months ended December 31, 1996 includes termination payments to former officers of the Company totaling $51,250 and management fees payable to PCA of $131,000. After adjusting for these items, general and administrative expenses decreased by $121,849 to $360,273 in the nine months ended December 31, 1997 from $482,122 in the same period last year, a decrease of 25%. Compensation and related benefits decreased by $148,455 to $102,661 as compared to $251,116 (excluding termination payments to former officers of the Company totaling $51,250) for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the
                                      13

Vice President Development as of September 1, 1996, together with the cessation of employment of the Operations Manager during the quarter ended December 31, 1997 and a reduction in the level of administrative and technical support staff during the nine months ended December 31, 1997 compared with the nine months ended December 31, 1996. Professional fees increased in the nine months ended December 31, 1997 to $82,774 from $60,644 in the same period last year. This increase includes approximately $7,700 of costs incurred in the quarter ended June 30, 1997 associated with engaging a consultant to work with staff at the Irvine Studio in an effort to expand the Studio's customer base and increase revenues. Although general and administrative expenses for the nine months ended December 31, 1996 include $131,000 of management fees payable to PCA, there is no corresponding expense in the nine months ended December 31, 1997 as PCG suspended management fees to it or its related parties for two years from December 1, 1996. Rent decreased by $5,908 to $25,050 in the nine months ended December 31, 1997 from $30,958 for the nine months ended December 31, 1996. A profit on disposal of plant and equipment of $658 was recorded during the nine month period ended December 31, 1996. There was no similar profit / loss on disposal of plant and equipment in the nine month period ended December 31, 1997. Depreciation and amortization costs were higher by $707. Other general and administrative expenses increased by $9,019 to $80,746 for the nine months ended December 31, 1997, compared to $71,727 for the same period last year.

The loss from operations of the Company for the nine month period ended December 31, 1997 was $606,685, compared with a loss from operations for the nine month period ended December 31, 1996, of $504,130, an increase in the loss from operations of $102,555.

Interest charges totaling $35,666 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $41,588 of charges during the nine months ended December 31, 1996.

The net loss of the Company for the nine months ended December 31, 1997 was $642,359 as compared to a net loss of $549,680, incurred in the same period last year, an increase in the net loss of $92,679.

As of December 31, 1997, the Company has net operating loss carry forwards of approximately $10.2 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the acquisition by PCG in June 1995 of in excess of 50% of the Common Stock of the Company. The losses will expire in March, 2011.



Liquidity and Capital Resources

On December 31, 1997, the Company had a working capital deficit of $790,624 as compared to a working capital deficit on March 31, 1997 of $516,861. The increase of $273,763 is attributable to the net loss from operations incurred in the nine month period ended December 31, 1997.

Net cash used in operating activities was $307,546 for the nine months ended December 31, 1997, compared to $164,033 for the same period last year. This increase is primarily attributable to the net loss for the nine months ended December 31, 1997, together with payments made to former officers of the Company of $92,300 (disclosed in the Statement of Cash Flows as "Compensation payable - Related Parties"). In addition, $52,864 of cash was used to reduce amounts due to creditors and suppliers.

If management is able to find a suitable tenant to take over the space currently leased in the Irvine Entertainment Center and close the Irvine Studio, it is not anticipated that the closure of the Studio will adversely affect the Company's cashflow requirements. Since the Irvine Studio opened in December 1995, it has incurred a gross loss of $782,680 ($310,827 excluding $471,853 of non-cash depreciation) and consequently it has not contributed to meeting the Company's overhead costs. The closure of the Irvine Studio would be expected to partially alleviate the Company's reliance on external funding, as additional cash will no longer be required to assist with meeting the costs of operating the Irvine Studio.

The Company currently has no specific commitments for capital expenditures, however management continues to evaluate opportunities to expand the business. The development and construction of additional studios in the future may require significant capital expenditures.

In the nine months ended December 31, 1997, $335,000 of funds were loaned to the Company by PCG for working capital requirements. A further $85,000 has been loaned to the Company in the period January 1, 1998 to February 13, 1998.

The Company is dependent upon PCG to fund its continuing operations. PCG has not committed to continue to fund the Company and may at any time decide that it will not advance any additional funds to the Company. In such event, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company.

Funds advanced by PCG have assisted the Company in meeting its obligations for continuing fixed expenses, materials procurement and operating labor. Management believes the managerial assistance that is being provided to the Company through its association with PCG and the willingness and ability of PCG to continue to fund the cash flow deficiencies of the Company are necessary to ensure the continued operating viability of the Company. The Company is continuing to identify and evaluate opportunities for the building and bringing into operation of additional studios, that would require funding from sources external to the Company. Having regard to the current financial position of the Company, the most likely source of funding for such growth is through additional capital contributions or a loan from PCG. There is no ongoing commitment by PCG to supply such funds and there can be no assurance that such funds will be made available by PCG. The Company is continuing to explore other opportunities for funding its studio expansion, however no assurance can be given that appropriate sources of finance will be found.






PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



     (a)    Exhibits.

            None.


     (b) Reports on Form 8-K.

            None.

SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereon duly authorized.




                                          OUT-TAKES INC.





Dated:     February 13, 1998.         By:  /s/ Peter C. Watt
                                           -----------------------------------
                                           Peter C. Watt
                                           President and Principal Financial
                                           Officer