Form 10-K/A
period 1997-03-31
OUT TAKES INC
filed 1998-03-10
CIK 889353

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
(Mark One)
    |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    for the fiscal year ended March 31, 1997
                                       OR
    o       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
for the transition period from                                      to
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

    Transitional Small Business Disclosure Format (Check One):  Yes      No  X



------------------------------------------------------------------------------

                                OUT-TAKES, INC.

         FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                         Page
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       5

  ITEM 3.   LEGAL PROCEEDINGS                                             5

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5

PART II                                                                   6

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       6

  ITEM 6.   SELECTED FINANCIAL DATA                                       6

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     7

  ITEM 8.   FINANCIAL STATEMENTS                                         13

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                          26

PART III                                                                 26

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                 26

  ITEM 11.  EXECUTIVE COMPENSATION                                       26

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                        26

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               26

PART IV                                                                  27

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                             27

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


Products and Services

      The technological capabilities of the Proprietary System and the variety of backgrounds that the Company has developed pursuant to various merchandise licenses in effect (see "- License Agreements") represent a distinction in the consumer portraiture business. Most of the portraits taken in the CityWalk Studio and the Irvine Studio are presented to the customer as framed 8" x 10", 5" x 7" and wallet-sized photographs within about thirty minutes after the portrait session is completed. The remainder (primarily enlargements and greeting cards based on these photographic images) are produced and delivered to clients within several weeks using the Company's order fulfillment capabilities as well as processing arranged through independent service bureaus.


License Agreements

      The Company has merchandise licensing agreements with Paramount Pictures Corporation ("Para mount"); MCA/Universal Merchandising, Inc. ("Universal"); Warner Bros. Consumer Products - formerly Turner Home Entertainment, Inc. ("Warner") with respect to several properties from the Hanna-Barbera and MGM libraries; Twentieth Century Fox Licensing & Merchandising ("Fox"); Jay P. Morgan Photography ("Morgan"); Tony Stone Worldwide Stock Agency ("TSW"), Queen Bee Productions ("Queen Bee"), Simon Kornblit ("Kornblit"), Curtis Archives ("Curtis A"), Curtis Management ("Curtis M"), King Features ("King"), MTV Networks ("MTV"), Saban Merchandising Inc. ("Saban"), Innerspace Visions ("Visions") and others, individually and collectively referred to as the "License Agreements" (Paramount, Universal, Turner, Fox, Morgan, TSW, Queen Bee, Kornblit, Curtis A, Curtis M, King, MTV, Saban and Visions are individually and collectively referred to herein as "Licensors").

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





        Licensor                       Selected Titles/Properties                  Territory and Usage


Paramount Pictures Corporatation     Current titles in use:                     Territory:Worldwide.
                                      Star Trek (Original Series)
                                      Trek Wrath of Khan
                                      Deep Space Nine
                                      Cool World
                                      Friday the 13th

MCA/Universal Merchandising, Inc.    Current titles in use:                     Territory: United States,  United
                                      Back to the Future, Parr I                Kingdom, Holland,  New Zealand
                                      Jaws                                      and Aistralia
                                      Jurassic Park
                                      Harry & Hendersons
                                      Dracula

Warner Bros. Consumer Products -     Current titles in use:                     Territory:  United States and its
formerly Turner Home Entertainment    Gone with the Wind                        territories and possessions.
(For MGM and Hanna-Barbera            Tom & Jerry Movie
film libraries)                       Wizard of Oz
                                      The Flintstones
                                      Cave Kids

Twentieth Century Fox Licensing      Current titles in use:                     Territory:  "The entire world".
& Merchandising                       Miracle on 34th St.
                                      The Simpsons
                                      The Pagemaster

Jay P. Morgan Photography            Multi-property agreement                   Territory:  Worldwide.
                                      covering 25 original Jay P. Morgan
                                      images.  Out-Takes has the right of
                                      substitution from time-to-time.

Tony Stone World-wide Stock          International stock and as                 Territory:  Worldwide.
Agency                                photography, including access to a
                                      library of photographs contributed by
                                      over 1,000 photographers worldwide.

Queen B Productions                  Current titles in use:                     Territory:  United States and Canada.
                                      Elvira in bathtub
                                      Elvira at movie theater

Simon Kornblit                       Approved photographs supplied by           Territory:  Worldwide.
                                      the photographer.

Curtis Archives (on behalf of        All Norman Rockwell illustrateions         Territory:  United States
Norman Rockwell's Estate)             including artwork and logo art
                                      associated with his extensive collection
                                      of Saturday Evening Post magazine covers.

Curtis Management                    Approved photographs supplied by           Territory:  United States
                                      licensor.
                                      Current property in use:
                                        Hollywood  Sign

King Features                        Current titles in use:                     Territory:  United States, Canada and Mexico
                                      Betty Boop
                                      Popeye

Innerspace Visions                   Approved photographs supplied by           Territory: Worldwide
                                      the  photographer.

MTV Networks                         Current property in use:                   Territory:  United States and its
                                       Beavis & Butt-head                       territories and possessions, Canada

Saban Merchandising Inc.             Current property in use:                   Territory:  United States and its
                                      Mighty Morphin Power                      territories and possessions.
                                      Rangers

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

Employees

      As of March 31, 1997, the Company had 34 employees, 25 of whom were part-time. The Company's full time employees include a Retail Operations Manager, responsible for the overall performance of the Studios, a Financial Controller handling primarily administrative and accounting responsibilities and two persons coordinating image production and technical support activities. All of the remaining persons were employed in retail operations at the CityWalk Studio (17 employees) and the Irvine Studio (13 employees). Between March 31, 1997 and June 10, 1997, the Company reduced the image production and technical support function from two persons to one person and reduced the number of part-time personnel employed in its retail operations by 1 person, such that as of June 10, 1997, the Company had a total of 32 employees. In addition to the above personnel, the Company also engages the services of independent consultants and third-party contractors from time to time and continues to rely heavily on the personnel and outside support of PCA pursuant to the terms of a Personnel Consulting Agreement entered into and approved by the Company's stockholders on June 28, 1995. Management believes that the amount charged by PCG for management fees during the year ended March 31, 1997 represents the reasonable costs of the services provided by PCG to the Company. None of the Company's employees is covered by a collective bargaining agreement.

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

      In order to comply with federal, state and local environmental regulations, the Company has permanent filtration systems at the CityWalk and Irvine Studios that lessen the discharge of certain chemicals that may be harmful to the environment by reducing the concentration of these chemicals to safe levels before they are disposed. The Company also contracts with a hazardous waste disposal company with respect to the residue (primarily trace silver) that the filtration unit produces. The Company believes that this equipment and these procedures are sufficient to address any environmental problems associated with its business and it has not received any indication that it is not complying with all applicable regulations.

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

      All of the Company's leasehold premises are covered by casualty, liability and business interruption insurance with limits and conditions that management deems customary for the industry.


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


                   Fiscal 1995         Fiscal 1996          Fiscal 1997
                  High      Lo        High     Low         High       Low

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

                            1997        1996         1995          1994          1993
                            ----        ----         ----          ----          ----
Income Statement Data

Revenue from operations  $ 2,014,788 $ 1,580,712  $ 1,274,836  $   454,395   $        -

Gross Income/(Loss)           88,858    (635,416)     (44,276)    (531,379)           -

Net Loss                    (753,346) (1,576,484)  (1,309,459)  (2,883,366)  (2,875,652)

Net loss per share            ($0.05)     ($0.16)      ($0.25)      ($0.54)      ($1.18)

Balance Sheet Data

Total Assets             $ 1,011,463 $ 1,409,752  $ 1,862,279  $ 2,614,752   $5,496,643

Total Liabilities            698,710   1,383,653      769,696      255,037      253,562

Stockholders' Equity         312,753      26,099    1,092,583    2,359,715    5,243,081


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

               Fiscal Year Ended March 31, 1996Fiscal Year Ended March 31, 1997

              3 months3 months3 months3 months 3 months3 months3 months3 months ended Jun  30ended  Sep  30ended Dec 31ended Mar 31ended Jun 30ended
Sep 30ended Dec 31ended Mar 31

Revenue       $ 357,226 $ 444,838 $375,711 $402,937 $468,187 $657,643 $520,666 $ 368,292

Gross Income/
 (Loss)        (689,721)  138,332   15,721  (99,748)  18,425  126,736   15,081   (71,384)

Net Loss for
 the period    (949,272)  (79,278)(210,078)(337,856)(204,568)(172,582)(172,530) (203,666)

Net Loss per
 share          ($ 0.18) ($  0.01)($  0.01)($  0.04) ($ 0.02)($  0.01)($  0.02)($   0.01)

Closing Bid
 Price per
 share of
 Common
 Stock        $   0.125   $  0.15  $  0.13 $   0.22  $  0.22  $ 0.10   $ 0.065  $  0.085

------------------------------------------------------------------------------

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

     On April 24, 1996 the Board of Directors authorized the issuance of up to 3 million shares of the Company's Common Stock for a price of $0.20 per share, which represented the fair market value of the stock on April 24, 1996. On May 6 and 7, 1996, the Company received stock subscriptions from six investors totaling $130,000 for 650,000 shares of Common Stock. The Company received total payment on these subscriptions as of June 6, 1996. On May 7, 1996, Photo Corporation Group Pty Limited ("PCG") converted $130,000 of the $649,500 loan payable at that time to 650,000 shares of the Company's Common Stock. This represented a value of $0.20 per share of Common Stock, which was the fair market value as determined by the Board of Directors, on this date and the same price paid on such date by the six independent investors. On November 29, 1996, PCG converted $519,000 of the remaining $519,500 note payable, together with $261,000 of accrued management fees payable to Photo Corporation of Australia Pty Limited ("PCA"), which debt was assumed by PCG, into 8,320,000 shares of the Company's Common Stock. This represented a value of $0.09375 per share of Common Stock, which the Board of Directors determined to be a fair price at that time. PCG also charged the Company $131,000 of management fees for services provided during the year ended March 31, 1997, pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995. Management believes that this amount represents the reasonable cost of the services provided to the Company for the year ended March 31, 1997.

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

               Fiscal Year Ended March 31, 1997Fiscal Year Ended March 31, 1996

                 CityWalk   Irvine   Travelling   CityWalk   Irvine    Traveling
                  Studio     Studio    Studio      Studio    Studio     Studio
                                                               (Opened   (Not
                                                            12/9/95)Operational)

Revenues         $1,492,024 $  508,192 $14,572  $1,422,845 $ 157,867   $     -
                 ---------- ---------- -------  ---------- --------    -------

Cost of Revenues:
 Compensation &
  Related Benefits   429,764    277,501   5,674    439,350   108,787         -
 Depreciation &
   Amortization      137,855    220,975     293    189,781    59,468         -
 Loss on impairment
  of Long-Lived
  Assets                   -          -       -    722,000         -    40,129
  Pre-opening Costs        -          -       -          -    67,007         -
  Rent               192,432    100,500   7,925    183,421    27,218         -
  Other              318,536    227,188   7,287    309,175    69,792         -
                  ---------- ---------- -------   --------   -------   -------

  Total            1,078,587    826,164  21,179  1,843,727   332,272    40,129
                   ---------  ---------  ------ ----------  --------   -------
Gross Income/
  (Loss)          $  413,437  ($317,972)($6,607) ($420,882)($174,405)  $40,129
                  ==========   ========  ======  ========= ==========  =======

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

     Cost of revenues in the year to March 31, 1997 were $1,925,930 or approximately 95.6% of revenues. Cost of revenues in the year to March 31, 1996 were $2,216,128 or approximately 140.0% of revenues. 34% of the cost of revenues in the year to March 31, 1996 represents a loss on impairment of long-lived assets. Excluding this amount, cost of revenues in the year to March 31, 1996 were $1,453,999 or approximately 92.0% of revenues.

     Cost of revenues for the CityWalk Studio decreased by $765,140 to $1,078,587 despite the $69,179 increase in revenues. Compensation and related benefits were $9,586 lower than the previous year as a result of tighter controls over the number of staff hours worked at the studio. Depreciation was lower by $51,926 as a result of the adoption in June 1995 of Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the recognition of a $722,000 loss on impairment of CityWalk Studio assets in the quarter ended June 30, 1995, together with the fact that certain assets have now been fully depreciated. As a result of the Company's continuing operating losses, the information obtained during research and the development of the Irvine Studio and the revised total projected future cash flows of the CityWalk Studio, in June 1995 management determined that an impairment loss of approximately $722,000 should be recognized. This loss was calculated as the excess of the net carrying value of the CityWalk Studio long lived assets over the total projected future cash flows over the remaining useful life of the assets. Rent was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than in the previous period by $69,179. Other cost of revenues increased by 3.0%, in line with the 4.9% increase in revenue. The CityWalk Studio earned gross income of $413,437 during the fiscal year ended March 31, 1997 compared to a gross loss of $420,882 for the same period last year, an improvement of $834,319. Excluding the effect of the impairment loss recognized in the year ended March 31, 1996, this represents an improvement of $112,319.

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

     Cost of revenues for the Traveling Studio were $21,179, resulting in a gross loss of $6,607. In the year ended March 31, 1996 as a consequence of the adoption of SFAS No. 121, the Traveling Studio incurred a gross loss of $40,129.

     Despite the gross loss of $317,972 which was incurred in the Irvine Studio, and the gross loss of $6,607 incurred by the Traveling Studio, the Company overall earned a gross income of $88,858 during the fiscal year ended March 31, 1997. The gross loss for the same period last year was $635,416. The increase in gross income for the year to March 31, 1997 is mainly due to the loss on impairment of long-lived assets of $762,129 recorded in the year ended March 31, 1996 (there was no similar charge in the year to March 31, 1997), offset by the gross loss incurred in the Irvine Studio which traded for a full twelve months in the year to March 31, 1997 compared with only four months trading in the prior year. Also contributing to the increase in gross income is the $112,319 (excluding the $722,00 loss on impairment of long-lived assets recorded in the year to March 31, 1996) improvement in the gross income generated by the CityWalk Studio.

     General and administrative expenses for the fiscal year ended March 31, 1997 includes termination payments totaling $51,250 paid to former officers of the Company. The corresponding year ended March 31, 1996 includes a non-recurring charge of $110,000 for professional fees relating to the PCG transaction. After adjusting for these non-recurring items, the Company's general and administrative expenses decreased from $805,824 in the fiscal year ended March 31, 1996 to $736,836 in the fiscal year ended March 31, 1997, a decrease of approximately 9%. This decrease is consistent with Management's plan to reduce overhead costs. Compensation and related benefits decreased by approximately 18% to $258,380 (excluding the $51,250 termination payments) from $313,432 for the same period last year, as a consequence of the cessation of employment on September 1, 1996 of the Vice President Operations and the Vice President Development. Professional fees, excluding the $110,000 in kind consideration on the PCG transaction in the year ended March 31, 1996, increased by 4% to $100,777, compared to $96,979 for the same period last year. Management fees of $131,000 payable to PCG were accrued, relating to the period April 1, 1996 to November 29, 1996, pursuant to the Personnel Consulting Agreement dated June 28, 1995. The expense for the year to March 31, 1997 of $131,000 is comparable with the $130,000 accrued in the previous year for the period July 1, 1995 to March 31, 1996. Management believes that $131,000 (1996: $130,000)
represents the reasonable cost of services provided by PCG during the year. Office and storage rent expenses increased from $29,524 in the year to March 31, 1996 to $39,558. Depreciation and amortization costs were lower by $37,244 as a result of previously non-producing assets being put into production and the consequential charges reported in cost of revenues. Other general and administrative expenses increased by $8,969, or 8% to $114,954 for the fiscal year ended March 31, 1997, compared to $105,985 for the same period last year.

     The Company earned interest income of $484 in the fiscal year ended March 31, 1997 as compared to $3,035 earned during the prior year. Interest charges totaling $54,602 were incurred on the loan from PCG and on the loan payable to former executives of the Company compared with interest expense of $28,279 in the year ended March 31, 1996.

     As of March 31, 1997, the Company has net operating loss carry forwards of approximately $9,650,000. The ability to utilize $8,275,000 of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the PCG transaction. The losses will expire in March, 2011.


Year Ended March 31, 1996 Compared to Year Ended March 31, 1995

     The  following  table shows  Revenues,  Cost of Revenues and Gross Income /
(Loss) during the fiscal years ended March 31, 1996 and March 31, 1995, by studio.

                          Fiscal Year Ended         Fiscal Year Ended
                            March 31, 1996             March 31, 1995

                  CityWalk    Irvine   Traveling CityWalk   Irvine  Traveling
                   Studio     Studio    Studio    Studio    Studio    Studio
                             (Opened  (Not Open)           (Not Open) (Not Open)
                             12/9/95)

Revenues         $1,422,845 $ 157,867 $      - $ 1,274,836  $    -     $    -
                 -------------------- -------- -----------  ------     ------
Cost of Revenues:
 Compensation &
  Related Benefits  439,350   108,787        -     459,217       -          -
 Depreciation &
  Amortization      189,781    59,468        -     340,423       -          -
 Loss on impairment
  of Long-Lived
  Assets            722,000         -   40,129           -       -          -
 Pre-opening Costs        -    67,007        -           -       -          -
 Rent               183,421    27,218        -     172,480       -          -
 Other              309,175    69,792        -     346,992       -          -
                 ---------- ---------  ------- -----------  ------     ------

  Total           1,843,727   332,272   40,129   1,319,112       -          -
                 ---------- ---------  ------- -----------  ------     ------

Gross Loss       ($420,882)($ 174,405)($40,129)($   44,276) $    -     $    -
                 =========  ========= ========  ==========  ======     ======

     The Company overall generated $1,580,712 in revenues, compared to revenues of $1,274,836 during the same period last year, for a net increase of $305,876. CityWalk Studio revenues increased by $148,009 to $1,422,845, an increase of 11.6%. Revenues from the Irvine Studio from the date of opening, December 1, 1995 to March 31, 1996 were $157,867.

     Cost of revenues increased by 68% to $2,216,128 overall during the fiscal year ended March 31, 1996 compared to $1,319,112 for the same period last year. Of this 68% increase, 58% is due to the impairment loss of $762,129. Excluding the impairment loss, cost of revenues increased by 10.2%.

     Cost of revenues for the CityWalk Studio increased by $524,615 to $1,843,727. Compensation and related benefits were $19,867 lower than the previous year as a result of tighter controls over the number of staff hours worked at the studio. Depreciation was lower by $150,642 as a result of the adoption in June 1995 of SFAS No. 121 and the recognition of a $722,000 loss on impairment of CityWalk Studio assets. Rent was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than the previous period by $148,099. Other cost of revenues decreased by 10.9% as a result of cost reduction programs at studio level. The CityWalk Studio incurred a gross loss of $420,882 during the fiscal year ended March 31, 1996 compared to a gross loss of $44,276 for the same period last year. Excluding the $722,000 impairment loss, this represents an improvement of $345,394.

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

     The Company overall incurred a gross loss of $635,416. This comprises the $420,882 gross loss incurred by the CityWalk Studio, the gross loss of $174,405 which was incurred in the new Irvine Studio and the $40,129 loss incurred by the Traveling Studio. The Company overall incurred a gross loss of $44,276 for the year ended March 31, 1996. Excluding the $762,129 impairment loss recognized in the quarter ended June 30, 1995, this represents an improvement of $170,989.

     General and administrative expenses for the fiscal year ended March 31, 1996 include a non-recurring charge of $110,000 for professional fees relating to the PCG. The corresponding year ended March 31, 1995 includes non-recurring lease abandonment expenses of $120,713 associated with the discontinued leases on the 920 and 910 Colorado Premises. After adjusting for these non-recurring items, the Company's general and administrative expenses decreased from $1,144,481 in the fiscal year ended March 31, 1995 to $834,103 in the fiscal year ended March 31, 1996, a decrease of approximately 28%. This decrease resulted from lower expenditures within almost every overhead expense category, consistent with Management's plan to cut overhead costs. Compensation and related benefits decreased by 15% to $313,432 from $369,618 for the same period last year. Professional fees, excluding the $110,000 in kind consideration on the PCG transaction, decreased by almost 70% to $96,979 from $320,047 for the same period last year. Approximately $80,000 of the professional fees expended during the fiscal year ended March 31, 1995 were attributable to negotiations with potential financiers, including two equity funding transactions which the Company announced on Form 8-K current report filings and which did not subsequently close. Management fees of $130,000 payable to PCG have been accrued relating to the period July 1, 1995 to March 31, 1996, pursuant to the Personnel Consulting Agreement dated June 28, 1995. Office rent expenses were lower than last year by $37,364 as a result of the closure of the Corporate offices at 920 and 910 Colorado Premises. Depreciation and amortization costs were lower as a result of previously non-producing assets being put into production and the consequential charges reported in cost of revenues. Interest charges totaling $28,279 were incurred on the loan from PCG and on the deferred salaries accrual owing to executives of the Company. There were no such charges in the prior year. Other general and administrative expenses decreased by $41,493 or 28% to $105,985 for the fiscal year ended March 31, 1996, compared to $147,478 for the same period last year.

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

     On November 29,1996, PCG converted $519,000 of the remaining $519,500 note payable, together the $261,000 of accrued management fees payable to PCA, which debt was assumed by PCG, into 8,320,000 shares of the Company's Common Stock. This represented a value of $0.09375 per share of Common Stock, which the Board of Director's determined to be a fair price at that time. Management believes that the $131,000 of management fees charged by PCG pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, represents the reasonable cost of the services provided by PCG during the year ended March 31, 1997.

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






                                          Moore Stephens, P.C.
                                          Certified Public Accountants




Cranford, New Jersey
May 15, 1997




                                   OUT-TAKES INC.

                                    BALANCE SHEET

                                       ASSETS                       March 31,
Current Assets:                                                 1997        1996
                                                                ----        ----
  Cash and Cash Equivalents                                 $    70,908 $    61,672
  Inventory                                                      22,879      36,598
  Due from Related Party                                          7,343           -
  Prepaid Insurance                                              10,796       8,793
  Prepaid Taxes                                                   7,829       2,075
  Other Current Assets                                            8,132       9,802
                                                            ----------- -----------
  Total Current Assets                                      $   127,887 $   118,940

Plant & Equipment - Net                                         845,198   1,252,100

Other Non-Current Assets:
  Deposits                                                       38,378      38,712
                                                            ----------- -----------

     Total Assets                                           $ 1,011,463 $ 1,409,752
                                                            =========== ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                          $   113,803 $    88,923
  Accrued Payroll                                                42,868     218,291
  Accrued Expenses                                              104,331     203,928
  Accrued Interest - Related Party                                7,871      29,975
  Compensation payable - Related Parties                        115,375           -
  Notes Payable                                                       -      15,036
  Accrued Management Fee - Related Party                              -     130,000
  Due to Related Party                                          260,500     649,500
                                                            ----------- -----------
  Total Current Liabilities                                 $   644,748 $ 1,335,653

Non-Current Liabilities:
  Notes Payable                                             $    48,000 $    48,000
  Compensation payable - Related Parties                          5,962           -
                                                            ----------- -----------
  Total Non-Current Liabilities                             $    53,962 $    48,000

  Commitments (Note 8)                                                -           -

Stockholders' Equity:
  Preferred Stock, par value $.01 per share; 5,000,000
   shares authorized, none issued                           $         - $         -

  Common Stock, par value $.01 per share; 35,000,000
   shares authorized; (March 31, 1996: 25,000,000).
   20,788,122 and 11,168,122 shares issued March 31,
   1997 and March 31, 1996 respectively, (of which 292,396
   shares are in Treasury)                                      207,882     111,682

  Capital in excess of par value                             10,014,980   9,071,180

  Accumulated deficit(includes $6,990,000 in accumulated
  losses during development stage and a $762,129 loss on
  impairment of assets)                                      (9,657,703) (8,904,357)

  Total                                                     $   565,159 $   278,505

  Less: Treasury Stock, at cost                                (108,406)   (108,406)
      Deferred Compensation                                    (144,000)   (144,000)
                                                            ----------- ------------

Total Stockholders' Equity                                  $   312,753 $    26,099
                                                            ----------- -----------

  Total  Liabilities  and  Stockholders'  Equity            $ 1,011,463 $ 1,409,752
                                                            =========== ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.







                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS

                                                         Years ended March 31,

                                                 1 9 9 7       1 9 9 6     1995
                                                 -------       -------     ----

Revenues                                    $   2,014,788   $ 1,580,712 $ 1,274,836
                                            -------------   ----------- -----------

Cost of Revenues:

  Compensation and Related Benefits               712,939       548,137     459,217
  Depreciation and Amortization                   359,123       249,249     340,423
  Loss on Impairment of Long-Lived Assets               -       762,129           -
  Pre-Opening Costs - Irvine Studio                     -        67,007           -
  Rent                                            300,857       210,639     172,480
  Other Cost of Revenues                          553,011       378,967     346,992
                                            -------------   ----------- -----------

  Total Cost of Revenues                        1,925,930     2,216,128   1,319,112
                                            -------------   ----------- -----------

     Gross Income (Loss)                           88,858      (635,416)    (44,276)
                                            -------------   ------------------------

General and Administrative Expenses:

  Compensation and Related Benefits               309,630       313,432     369,618
  Professional Fees                               100,777       206,979     320,047
  Management Fee - Related Party                  131,000       130,000           -
  Rent of Offices                                  39,558        29,524      66,888
  Loss on Disposal of Plant and Equipment             504           997           -
  Depreciation and Amortization                    91,663       128,907     228,838
  Lease Abandonment                                     -             -     120,713
  Amortization of Organization Costs                    -             -       8,712
  Rent - Related Parties                                -             -       2,900
  Other G & A Expenses                            114,954       105,985     147,478
                                            -------------   ----------- -----------

  Total Expenses                                  788,086       915,824   1,265,194
                                            -------------   ----------- -----------

     Loss from Operations                        (699,228)   (1,551,240) (1,309,470)

Other Income (Expense)
  Interest income                                     484         3,035          11
  Interest expense                                 (3,423)           (7)          -
  Interest expense - Related Parties              (51,179)      (28,272)          -
                                            --------------  -----------------------

     Total Other Income (Expense)                 (54,118)      (25,244)         11
                                            --------------  -----------------------

Net Loss                                    ($    753,346)  ($1,576,484)($1,309,459)
                                             ============   =========== ============

Net Loss Per Share                          ($       0.05)  ($     0.16)($     0.24)
                                            =============   =========== ============

Weighted Average Common Shares Outstanding     14,824,881     9,567,748   5,341,547
                                            =============   =========== ===========










     The Accompanying Notes are an Integral Part of These Financial Statements.





                                      OUT-TAKES INC.

                             STATEMENT OF STOCKHOLDERS' EQUITY


                              Common Stock       Capital in
                          Number of              Excess of   Accumulated Treasury     Deferred
                            Shares      Amount   Par Value     Deficit     Stock    Compensation    Total


Balance - March 31, 1994   5,603,122  $  56,032 $ 8,573,393 ($6,018,414) ($107,296)  ($144,000  $2,359,715

Non-Cash Compensation
 Expense (Trustee Shares)          -          -      20,000           -          -           -      20,000

Non-Cash Compensation
 Expense (Christmas Bonus)   125,000      1,250      22,187           -          -           -      23,437

Repurchase of Treasury
 Stock                             -          -           -           -     (1,110)          -      (1,110)

Net Loss for the year
 ended March 31,1995               -          -           -  (1,309,459)         -           -  (1,309,459)
                            --------  --------- ----------- -----------  ---------   ---------  ----------

Balance - March 31, 1995    5,728,122 $  57,282 $ 8,615,580 ($7,327,873) ($108,406)  ($144,000) $1,092,583

Proceeds from Issuance of
  Stock                     5,440,000    54,400     455,600           -          -           -     510,000

Net Loss for the year
  ended March 31,1996               -         -           -  (1,576,484)         -           -  (1,576,484)
                           ---------- --------- ----------- -----------  ---------    --------  ----------

Balance - March 31, 1996   11,168,122 $ 111,682 $ 9,071,180 ($8,904,357) ($108,406)  ($144,000  $   26,099

Cash Proceeds from Issuance
  of Stock (see note 6)       650,000     6,500     123,500           -          -          -      130,000

Stock Issued upon Conversion
  of Debt (see note 6)      8,970,000    89,700     820,300           -          -          -      910,000

Net Loss for the year
  ended March 31, 1997              -         -           -    (753,346)         -          -     (753,346)
                           ---------- ---------  ---------  -----------  ---------  ---------   ----------

Balance -  March 31, 1997  20,788,122 $ 207,882 $10,014,980 ($9,657,703) ($108,406) ($144,000   $  312,753
                           ========== ========= =========== ============ ========== =========   ==========








        The Accompanying Notes are an Integral Part of These Financial Statements.







                                   OUT-TAKES INC.
                               STATEMENT OF CASH FLOWS
                                                          Years ended March 31,
                                                      1997       1996         1995
Operating Activities:
  Net Loss                                     ($ 753,346)  ($1,576,484)$(1,309,459)
                                               ----------   ----------- ------------
  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization              $ 450,786    $ 378,156  $   569,261
     Loss on Impairment of Long-Lived Assets            -      762,129            -
     Loss on Disposal of Plant and Equipment          504          997            -
     Amortization of Organization Costs                 -            -        8,712
     Non-Cash Compensation Expense                      -            -       43,437
     Loss from Discontinued Lease                       -            -      107,968
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Prepaid Royalties                                  -          840       25,272
     Due from Related Party                        (7,343)           -            -
     Deposits                                         334      (18,290)      19,770
     Inventory                                     13,719      (10,090)      30,628
     Due from Officers                                  -        8,565       (8,565)
     Prepaid Insurance                             (2,003)           -            -
     Prepaid Taxes                                 (5,754)           -            -
     Other Current Assets                           1,670      (10,314)      27,534
   Increase (Decrease) in:
     Accounts Payable                              24,880     (196,867)      66,887
     Accrued Payroll and Other Expenses          (275,020)      56,453      338,772
     Notes Payable                                (15,036)      15,036            -
     Accrued Interest - Related Party             (22,104)      20,835            -
     Accrued Management Fee - Related Party       131,000      130,000            -
     Compensation Payable - Related Parties       121,337            -            -
                                               ----------   ----------  -----------

   Total Adjustments                            $ 416,970    $1,137,450 $ 1,229,676
                                               ----------   ----------- -----------

  Net Cash Used in Operating Activities        ($ 336,376)  ($ 439,034) ($   79,783)
                                               ----------   ----------  ------------

Investing Activities:
  Acquisition of Equipment and Leasehold
     Improvements                                 (46,630)  ($ 652,814) ($   53,037)
  Proceeds on Disposal of Plant and Equipment       2,242        1,050            -
                                               ----------   ----------  -----------

  Net Cash Used in Investing Activities        ($  44,388)  ($ 651,764) ($   53,037)
                                               ----------   ----------  ------------

Financing Activities:
  Proceeds from the Issuance of Stock           $ 130,000    $ 510,000  $         -
  Due to Related Party                            260,000      649,500
  Proceeds from Note Payable                            -            -       48,000
  Proceeds from Interim Loan Financing -
     Related Party                                      -       39,000       61,000
  Repurchase of Treasury Stock                          -            -       (1,110)
  Payment of Interim Loan Financing -
     Related Party                                      -     (100,000)           -
                                                ---------   ----------- -----------

  Net Cash Provided by Financing Activities     $ 390,000    $1,098,500 $   107,890
                                               ----------   ----------- -----------

Net Increase in Cash and Cash Equivalents       $   9,236    $   7,702  ($   24,930)
  Cash and Cash Equivalents - Beginning of Years   61,672       53,970       78,900
                                                ---------   ----------  -----------

  Cash and Cash Equivalents - End of Years      $  70,908    $  61,672   $   53,970
                                               ==========   ==========  ===========

Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                    $   66,501   $    4,401  $         -
   Income Tax                                  $        -   $        -  $         -

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

                                         17

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


[4]  Plant and Equipment
                                                March 31, 1997    March 31, 1996
The components of plant and equipment are:

Photographic Equipment                         $     622,192      $     689,238
Computers and Software                               679,427            653,753
Equipment and Furniture                              308,987            309,835
Leasehold Improvements                             1,011,292            930,375
                                               -------------      -------------

Total - At Cost                                    2,621,898          2,583,201
Less: Accumulated Depreciation                     1,776,700          1,331,101
                                               -------------      -------------

Net                                            $     845,198      $   1,252,100
                                               =============      =============

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

Management fees of $261,000 payable to PCA were accrued pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995. These charges cover the period from July 1, 1995 through November 30, 1996. Management believes that these charges represent the reasonable cost of services provided by PCG pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995. On November 29, 1996, the accrued management fees of $261,000 were converted into shares of the Company's Common Stock (see note 6).

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

On November 29, 1996, PCG converted $519,000 of the remaining $519,500 note payable, together with $261,000 of accrued management fees payable to PCA, which debt was assumed by PCG, into 8,320,000 shares of the Company's Common Stock . This represented a value of $0.09375 per share of Common Stock, which the Board of Directors' determined to be a fair price at that time. In addition, PCG agreed not to charge management fees for services provided by it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995 for a period of two years commencing December 1, 1996.

Escrow Shares - In March, 1992, 1,900,000 shares were issued to the Company's founders ("Founders") and deferred compensation of $364,800 was recorded for the 1,900,000 shares. Included in the 1,900,000 shares were 1,150,000 shares issued to the Founders for services in connection with the incorporation of the Company. Accordingly, $220,800 was amortized as compensation expense in 1992. The remaining 750,000 shares of the Company's Common Stock were placed into escrow for the benefit of the Founders. The Founders are permitted to vote their respective Escrow Shares while they are in escrow, however, the Escrow Shares are not assignable or transferable, except through the laws of inheritance, guardianship, legal representation or trusteeship for the benefits of the holder or the holder's immediate family. In the event the Company's pre-tax earnings first equals or exceeds an amount listed below for any fiscal year ending on or prior to November 30, 1998, the Escrow Shares will be released to the Founders as follows:
                                         Escrow Shares
                   Pre-Tax Earnings     to be Released
                       $1,500,000           250,000
                       $1,750,000           250,000
                       $2,500,000           250,000

If the above pre-tax earnings levels are achieved, the Company will recognize a compensation expense equal to the difference between the fair market value at the time of release of Escrow Shares to officers or employees of the Company and the recorded value at the time of issuance. Release of the Escrow Shares is likely to result in substantial compensation expense to the Company in future years. In the event the above does not occur, the shares will be returned to the Company as Treasury Shares. To date, the pre-tax earnings have not been achieved and accordingly there has been no amortization of deferred compensation for the 750,000 escrowed shares.

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

The exercise price of the Class A and Class B warrants are subject to adjustment upon the occurrence of certain events including: the issuance of Common Stock as a dividend to the holders of all outstanding Common Stock or for cash in an amount per share less than the warrant exercise price per share; subdivisions, combinations, or certain

                                 OUT-TAKES INC.

                   NOTES TO FINANCIAL STATEMENTS - (Contimued)

[6] Stockholders' Equity - (Continued)

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

Effective March 20, 1997, the Company's 1992 Directors Stock Option Plan for Non-employee Directors was terminated.

No compensation cost was recognized in income.

Information is summarized as follows:
                                      Shares Under Options and Warrants
                              Amended        1992                      Weighted
                            And Restated   Directors        Price       Average
                             1992 Stock      Stock           per      Exercise
                             Option Plan  Option Plan        Share        Price

Outstanding at March 31,1994     249,245          -    $0.65 to $4.40     $3.44

 Granted/forfeited during the
  year ended March 31, 1995            -          -
                                --------    -------

Outstanding at March 31, 1995    249,245          -    $0.65 to $4.40     $3.44

 Forfeited during the year
  ended March 31, 1996           (94,527)         -
                                --------    -------
Outstanding at March 31, 1996    154,898          -    $0.65 to $4.40     $4.00

 Forfeited during the year
  ended March 31, 1997          (154,898)         -
                                --------    -------
Outstanding at March 31, 1997          -          -           -              -
                                ========   =======

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

The Company leases its Irvine Studio premises under a three year lease, which expires on November 21, 1998. This lease is subject to renewal at the option of the Company for an additional seven years. The lease provides for an annual rental payment including common area costs and marketing costs of $118,202 per annum and the payment

                                 OUT-TAKES INC.

[8] Commitments - (Continued)

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

                  Year ended March 31
              1998                                 $  248,801
              1999                                    209,400
              2000                                    130,599
              2001                                    130,599
              2002                                    130,599
              Thereafter                              413,562
                                                   ----------

              Total                                $1,263,560
                                                   ==========

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

Management's plans include increasing revenues of the Irvine Studio by developing a marketing program to attract more customers and by creating a background image portfolio that is more suitable for the market in which the Irvine Studio is located. Given that the Company has not met either of the criteria for renewal of the Irvine Studio lease in November 1998, management cannot state with certainty that the seven year option period will be exercised and accordingly, no lease commitment in respect of the option period has been disclosed in note 8.

Management is also continuing the reduction of expenses throughout the Company, continuing in its efforts to find additional opportunities and venues for the utilization of the Traveling Studio and seeking to obtain additional equity or debt financing. There can be no assurance that management will be successful in these endeavors and if it is not, the Company will be dependent on the willingness and the ability of the major stockholder, PCG, to continue to provide additional financing and no assurance can be given the such additional financing will be provided.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 7, 1996, Photo Corporation Group Pty Ltd ("PCG") converted $130,000 of its $649,500 loan payable into 650,000 shares of the Company's Common Stock. On November 29, 1996, PCG converted an additional $780,000 into 8,320,000 shares of the Company's Common Stock. This represented loan principal of $519,000 and accrued management fees of $261,000 payable to Photo Corporation of Australia Pay Limited ("PCA"), which debt was assumed by PCG.

     Included  in  the  above  mentioned  management  fees  of  $261,000,   were
management fees of $131,000 accrued during the year ended March 31, 1997 pursuant to the Personnel Consulting Agreement dated June 28, 1995 and payable to PCA, a wholly owned subsidiary of PCG.

     Peter C. Watt, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company is a director of PCA.

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

     10.26 Security Agreement between the Company and Photo Corporation of Australia Pty Limited, dated as of March 23, 1995. (viii)

     10.27 Subscription Agreement between the Company and Oakrusk Pty Limited, dated May 26, 1995. (viii)

     10.28 Stock Option Agreement between the Company and Oakrusk Pty Limited, dated May 26, 1995. (viii)

     10.29 Form of Subscription Agreement. (ix)

     10.30 Settlement and Mutual Release Agreement between the Company, Shelton, Shelton and Photo Corporation Group Pty Limited, dated August 31, 1996. (x)

(b)  Reports on Form 8-K

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

                                                  Out-Takes, Inc.



Dated: March 6, 1998                         By:___________________________
                                                Peter C. Watt,  President








        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                     Date



__________________________  Chairman of the Board, President,   March 6, 1998
        Peter C. Watt       Chief Executive Officer, Principal
                            Financial Officer and Secretary
                            (Principal Executive Officer,
                            Principal Financial Officer and
                            Principal Accounting Officer)



__________________________  Director                            March 6, 1998
    Michael C. Roubicek