Form 10-Q/A
period 1997-06-30
OUT TAKES INC
filed 1998-03-10
CIK 889353

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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


                                       PART 1
ITEM 1. FINANCIAL STATEMENTS
                                   OUT-TAKES INC.
        As of                      BALANCE SHEETS            As of            As of
        June 30, 1997                [Unaudited]         June 30, 1997     March 31, 1997
                                                        --------------     --------------
                                       Assets
Current Assets:
   Cash and Cash Equivalents                               $   22,275   $    70,908
   Inventory                                                   16,197        22,879
   Due from Related Party                                       2,314         7,343
   Prepaid Insurance                                           10,081        10,796
   Prepaid Taxes                                                3,220         7,829
   Other Current Assets                                         8,354         8,132
                                                           ----------   -----------
       Total Current Assets                                $   62,441   $   127,887

Plant and Equipment - Net                                  $  718,588   $   845,198

Other Non-Current Assets:
   Deposits                                                             32,753
   38,378
       Total Non-Current Assets                            $  751,341   $   883,576
                                                           ----------   -----------

          Total Assets                                     $  813,782   $ 1,011,463
                                                           ==========   ===========

                        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable                                        $  106,418   $   113,803
   Accrued Payroll                                             30,380        42,868
   Accrued Expenses                                           104,326       104,331
   Accrued Interest - Related Party                            15,202         7,871
   Compensation payable - Related Parties                      91,339       115,375
   Due to Related Party                                       315,500       260,500
                                                           ----------   -----------
       Total Current Liabilities                           $  663,165   $   644,748

Non-Current Liabilities:
   Notes Payable                                           $   48,000   $    48,000
   Compensation Payable - Related Parties                           -         5,962
                                                           ----------   -----------
       Total Non-Current Liabilities                       $   48,000   $    53,962

Commitments                                                $        -   $         -

Stockholders' Equity:
   Preferred Stock, par value $0.01 per share,
    5,000,000 shares authorized; none issued                        -             -

   Common  Stock,  par value  $0.01 per  share,
    35,000,000  shares  authorized; 20,788,122
    shares issued of which 292,396 shares are in Treasury     207,882       207,882

   Capital in excess of par value                          10,014,980    10,014,980

   Accumulated Deficit (Includes $6,990,000 in
    accumulated losses during the development stage and
    a $762,129 loss on impairment of assets)               (9,867,839)   (9,657,703)

       Totals                                              $  355,023   $   565,159
   Less:  Treasury Stock - At Cost                           (108,406)     (108,406)
          Deferred Compensation                              (144,000)     (144,000)
                                                           ----------   -----------

Total Stockholders' Equity                                 $  102,617   $   312,753
                                                           ----------   -----------

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

                                                June 30, 1997        June 30, 1996



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
                                                 ===========          ===========




     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     [UNAUDITED]



                                    Common Stock       Capital in
                                  Number of             Excess of  Accumulated  Treasury     Deferred     Total
                                   Shares    Amount     Par Value   Deficit     Stock     Compensation

  Balance - March 31, 1997       20,788,122 $ 207,882 $10,014,980 ($9,657,703) ($108,406)  ($144,000)  $ 312,753


  Net Loss for the three months
  ended June 30, 1997                    -          -           -    (210,136)         -            -   (210,136)
                                 ---------  --------- -----------  ----------  ---------    ---------   ---------


  Balance - June 30, 1997       20,788,122  $ 207,882 $10,014,980 ($9,867,839) ($108,406)   ($144,000)  $ 102,617
                                 ========== ========= =========== ============ =========    =========   =========




























     The Accompanying Notes are an Integral Part of These Financial Statements.



                                   OUT-TAKES INC.

                               STATEMENT OF CASH FLOWS
                                     [UNAUDITED]

                                                               Three months ended
                                                                    June 30,
                                                                1997         1996
Operating Activities:

  Net Loss                                                 ($ 210,136)  ($  204,568)
                                                            ---------   -----------

  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities:

     Depreciation and Amortization                         $  128,229   $   102,313

  Changes in Assets and Liabilities:

   (Increase) Decrease in Assets:
     Due from Related Party                                     5,029             -
     Deposits                                                   5,625           335
     Inventory                                                  6,682         3,691
     Prepaid Insurance                                            715             -
     Prepaid Taxes                                              4,609             -
     Other Current Assets                                        (222)       (6,697)

   Increase (Decrease) in Liabilities:
     Accounts Payable                                          (7,385)        2,393
     Accrued Payroll                                          (12,488)       (6,355)
     Accrued Expenses                                              (5)        7,938
     Notes Payable                                                  -       (15,036)
     Accrued Interest - Related Parties                         7,331        16,094
     Accrued Management Fee - Related Party                         -        31,000
     Compensation payable - Related Parties                   (29,998)            -
                                                           -----------  -----------

   Total Adjustments                                       $  108,122   $   135,676
                                                           ----------   -----------

  Net Cash used in Operating Activities                    ($ 102,014)  ($   68,892)
                                                           ----------   -----------

Investing Activities:
  Acquisition of Equipment and Leasehold Improvements      ($   1,619)  ($   24,080)
                                                           -----------  ------------

  Net Cash used in Investing Activities                    ($   1,619)  ($   24,080)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Issuance of Stock                          $        -   $   130,000
  Due to Related Party                                         55,000             -
                                                           ----------   -----------

  Net Cash provided by Financing Activities                $   55,000   $   130,000
                                                           ----------   -----------

Net (Decrease) Increase in Cash and Cash Equivalents       ($  48,633)  $    37,028

  Cash and Cash Equivalents - Beginning of Periods             70,908        61,672
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $   22,275   $    98,700
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

To assist the Company in funding its day to day operations and to enable the Company to make the payments due to former officers of the Company, Photo Corporation Group Pty Limited ("PCG") provided the Company with $125,000 of cash during the period April 1, 1997 to August 12, 1997. In addition, effective December 1, 1996, PCG agreed not to charge management fees for services provided by it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years.

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

CityWalk Studio revenues decreased by $86,181 to $247,116, a decrease of 26%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. The Company's lease contains a restriction that prevents the sale of computer generated photographs by any other stores within CityWalk during the Company's initial lease term. This affords the Company limited protection from competition, however this restriction does not apply to photography products offered within the theme park. The opening of additional photographic concessions within the theme park has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, which has a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, which management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the corresponding quarter this year, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" which featured the CityWalk Studio. Throughout the quarter ended June 30, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in the quarter ended June 30, 1997. Management is exploring promotional opportunities to return the Studio's sales to previous levels.

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

General and administrative expenses decreased by $75,982 to $129,104 in the quarter ended June 30, 1997 from $205,086 in the same period last year, a decrease of 37%. Compensation and related benefits decreased by $66,929 to $35,672 as compared to $102,601 for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996. Professional fees increased in the fiscal quarter ended June 30, 1997 to $32,153 from $16,034 in the same period last year. This increase includes approximately $7,700 of costs associated with engaging a consultant to work with staff at the Irvine Studio in an effort to expand the Studio's customer base and increase revenues. General and administrative expenses for the fiscal quarter ended June 30, 1996 include $31,000 of management fees payable to Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of PCG, pursuant to the Personnel Consulting Agreement dated June 28, 1995. There is no corresponding expense in the quarter ended June 30, 1997 as PCG agreed not to charge management fees for services provided by it or its related parties for two years from December 1, 1996. Rent decreased by $1,740 to $8,700 in the quarter ended June 30, 1997 from $10,440 for the quarter ended June 30, 1996. Depreciation and amortization costs were lower by $442. Other general and administrative expenses increased by $8,010 to $30,285 for the fiscal quarter ended June 30, 1997, compared to $22,275 for the same period last year.

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




                                          OUT-TAKES INC.





Dated: March 6, 1998               By:
                                       ----------------------------------------
                                       Peter C. Watt
                                       President and Principal Financial Officer