Form 10-Q/A
period 1997-09-30
OUT TAKES INC
filed 1998-03-10
CIK 889353

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


                        Commission File Number: 0-21322

                                OUT-TAKES, INC.

              (Exact name of registrant as stated in its charter)





              Delaware                              95-4363944
            (State or other jurisdiction of (I.R.S.Employer Identification No.) incorporation or organization)


            1419 Peerless Place, Suite 116             90035
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




                                       PART 1
ITEM 1. FINANCIAL STATEMENTS
                                 OUT-TAKES INC.
                                 BALANCE SHEETS
                                  [Unaudited]
                                     Assets

                                                              As of        As of
                                                          September 30,   March 31,
                                                              1997          1996

Current Assets:
   Cash and Cash Equivalents                               $   38,610   $    70,908
   Inventory                                                   13,926        22,879
   Due from Related Party                                                   - 7,343
   Prepaid Insurance                                            8,522        10,796
   Prepaid Taxes                                               11,461         7,829
   Prepaid Royalties                                            7,799         5,720
   Other Current Assets                                        10,697         2,412
                                                           ----------   -----------
       Total Current Assets                                $   91,015   $   127,887

Plant and Equipment - Net                                  $  610,152   $   845,198

Other Non-Current Assets:
   Deposits                                                    27,048        38,378
                                                           ----------   -----------
       Total Non-Current Assets                            $  637,200   $   883,576
                                                           ----------   -----------

          Total Assets                                     $  728,215   $ 1,011,463
                                                           ==========   ===========

                   Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
   Accounts Payable                                        $   70,008   $   113,803
   Accrued Payroll                                             27,427        42,868
   Accrued Expenses                                           109,112       104,331
   Accrued Interest - Related Party                            26,055         7,871
   Compensation payable - Related Parties                      59,034       115,375
   Due to Related Party                                       492,113       260,500
                                                           ----------   -----------
       Total Current Liabilities                           $  783,749   $   644,748

Non-Current Liabilities:
   Notes Payable                                           $   48,000   $    48,000
   Compensation Payable - Related Parties                           -         5,962
                                                           ----------   -----------
       Total Non-Current Liabilities                       $   48,000   $    53,962
                                                           ----------   -----------

Commitments                                                $        -   $         -
                                                           ----------   -----------

Stockholders' Equity (Deficit):
   Preferred Stock, par value $0.01 per share, 5,000,000
     shares authorized; none issued                                 -             -

   Common  Stock,  par value  $0.01 per  share, 35,000,000
     shares  authorized; 20,788,122 shares issued of which
     292,396 shares are in Treasury                           207,882       207,882

   Capital in excess of par value                          10,014,980    10,014,980

   Accumulated Deficit (Includes $6,990,000 in
     accumulated losses during the development stage and
     a $762,129 loss on impairment of assets)             (10,073,990)  ( 9,657,703)
                                                          -----------   -----------

       Totals                                              $  148,872   $   565,159

   Less:  Treasury Stock - At Cost                         (  108,406)  (   108,406)
          Deferred Compensation                            (  144,000)  (   144,000)
                                                           ----------   -----------
Total Stockholders' Equity (Deficit)                       ($ 103,534)  $   312,753
                                                           -----------  -----------

 Total Liabilities and Stockholders' Equity (Deficit)      $   728,215  $ 1,011,463
                                                           ===========  ===========

 The Accompanying Notes are an Integral Part of These Financial Statements.

                                       1



                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS
                                     [Unaudited]


                                       Three Months Ended         Six Months Ended
                                  September 30, September 30,September 30,September 30,
                                       1997         1996       1997          1996


Revenues                            $ 342,616   $  657,643  $  675,765  $ 1,125,830
                                    ---------   ----------  ----------  -----------
Cost of Revenues:
  Compensation and Related Benefits   140,465      208,922     280,741      378,030
  Depreciation and Amortization       107,542       80,618     213,477      160,195
  Rent                                 61,220       85,125     125,946      151,930
  Other Cost of Revenues              106,362      156,242     200,853      290,514
                                    ---------   ----------  ----------  -----------

     Total Cost of Revenues           415,589      530,907     821,017      980,669
                                    ---------   ----------  ----------  -----------

          Gross (Loss)/Income       (  72,973)     126,736  (  145,252)     145,161
                                    ----------  ----------  ----------- -----------

General and Administrative Expenses:
  Compensation and Related Benefits    40,231      137,983      75,903      240,584
  Professional Fees                    24,053       25,248      56,206       41,282
  Management Fee - Related Party            -       65,000          -        96,000
  Rent of Offices                       8,400       10,671      17,100       21,111
  Depreciation and Amortization        22,668       22,736      44,962       45,472
  Other General and Administrative
     Expenses                          25,530       20,940      55,815       43,215
                                    ---------  ----------  -----------  -----------

     Total Expenses                   120,882      282,578     249,986      487,664
                                    ---------   ----------  ----------  -----------

          Loss from Operations      ( 193,855)  (  155,842) (  395,238) (   342,503)
                                    ---------   ----------  ----------- -----------
Other Income (Expense):
  Interest Income                          67            -         156          141
  Interest Expense                  (     326)           -  (      326)           -
  Interest Expense - Related
     Parties                        (  12,037)  (   16,740) (   20,879) (    34,788)
                                    ---------   ----------  ----------  -----------

    Total Other(Expense)Income      (  12,296)  (   16,740) (   21,049) (    34,647)
                                    ---------   ----------  ----------  -----------

Net Loss                            ($206,151)  ($ 172,582) ($ 416,287) ($  377,150)
                                     ========    =========   =========   ==========

Net Loss Per Share                  ($   0.01)  ($    0.01) ($    0.02) ($     0.03)
                                     =============== =====  ==========  ===========

Weighted Average Common
     Shares Outstanding             20,495,726  12,175,726  20,495,726   11,919,986
                                    ==========  ==========  ==========  ===========




     The Accompanying Notes are an Integral Part of These Financial Statements.


                                   OUT-TAKES INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     [UNAUDITED]



                                    Common Stock       Capital in
                                 Number of             Excess of  Accumulated  Treasury      Deferred     Total
                                   Shares     Amount   Par Value    Deficit      Stock     Compensation




  Balance - March 31, 1997       20,788,122 $ 207,882 $10,014,980 ($ 9,657,703 ($108,406)   ($144,000)  $ 312,753

  Net Loss for the six months
  ended September 30, 1997               -          -          -  (   416,287)          -           -   ( 416,287)
                                 ---------  --------- ----------  -----------  ---------    ---------   ---------

  Balance - September 30, 1997   20,788,122 $ 207,882 $10,014,980 ($10,073,99) ($108,406)   ($144,000)  ($103,534)
                                 ========== ========= =========== ===========  =========    =========   =========



























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

Closure of the Irvine Studio - Subsequent to September 30, 1997, management determined that despite it's substantial efforts to increase the Irvine studio's revenues, it would be in the best interests of the Company to contain the negative cash flow incurred by the studio, by closing the Irvine studio.

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

                             Three Months Ended            Six Months Ended
                       September 30, September 30,    September 30,   September 30,
                           1997          1996              1997           1996


Gross Sales Revenue      $342,616     $  657,643        $  675,765     $1,125,830

Gross (Loss) / Income    ( 72,973)       126,736        (  145,252)       145,161

Net Loss for the Period  (206,151)    (  172,582)       (  416,287)    (  377,150)

Net Loss Per Share       ($  0.01)    ($    0.01)       ($    0.02)    ($    0.03)

Closing Bid Price per
 Share of Common Stock    $  0.06     $     0.10        $     0.06     $     0.10

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

                      Three months ended               Three months ended
                      September 30, 1997               September 30, 1996

                    City Walk       Irvine           City Walk       Irvine,
                     Studio         Studio            Studio         Studio


Revenues             $ 266,726   $   75,890        $ 510,916       $146,727
                     ---------   ----------        ---------       --------

Cost of Revenues:
  Compensation and
   Related Benefits     86,554       53,911          128,049         80,873

  Depreciation and
   Amortization         42,475       65,067           35,948         44,670

  Rent                  35,764       25,456           62,189         22,936

  Other Cost of
  Revenues              67,973       38,389           92,964         63,278
                     ---------   ----------        ---------       --------
  Total Cost of
   Revenues            232,766      182,823          319,150        211,757
                     ---------   ----------        ---------       --------

  Gross Income/(Loss)$  33,960   ($ 106,933)       $ 191,766       ($65,030)
                     =========   ==========        =========       ========

In the fiscal quarter ended September 30, 1997, the Company generated $342,616 in revenues, compared to revenues of $657,643 during the same period last year, a net decrease of $315,027.

CityWalk Studio revenues decreased by $244,190 to $266,726, a decrease of 48%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. The Company's lease contains a restriction that prevents the sale of computer generated photographs by any other stores within CityWalk during the Company's initial lease term. This affords the Company limited protection from competition, however this restriction does not apply to photography products offered within the theme park. The opening of additional digital photographic concessions within the theme park has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, resulting in a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the corresponding quarter this year, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the quarter ended September 30, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in the quarter ended September 30, 1997. Management is exploring promotional opportunities to return the Studio's sales to previous levels.

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

General and administrative expenses for the three months ended September 30, 1996 includes termination payments to former officers of the Company totaling $51,250 and management fees of $65,000 payable to Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of PCG, pursuant to the Personnel Consulting Agreement dated June 28, 1995. After adjusting for these items, general and administrative expenses decreased by $45,446 to $120,882 in the quarter ended September 30, 1997 from $166,328 in the same period last year, a decrease of 27%. Compensation and related benefits decreased by $46,502 to $40,231 as compared to $86,733, (excluding the termination payments to former officers of the Company totaling $51,250) for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996. Professional fees decreased in the fiscal quarter ended September 30, 1997 to $24,053 from $25,248 in the same period last year. There is no management fee expense in the quarter ended September 30, 1997 similar to the $65,000 expense incurred in the three months ended September 30, 1996, as PCG has agreed not to charge management fees for services provided by it or its related parties for two years from December 1, 1996. Rent decreased by $2,271 to $8,400 in the quarter ended September 30, 1997 from $10,671 for the quarter ended September 30, 1996. Depreciation and amortization costs were lower by $68. Other general and administrative expenses increased by $4,590 to $25,530 for the fiscal quarter ended September 30, 1997, compared to $20,940 for the same period last year.

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


Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the six months ended September 30, 1997 and 1996, by studio.

           Six months ended September  Six months ended September  30, 1996


                    City Walk       Irvine           City Walk       Irvine,
                     Studio         Studio            Studio         Studio

Revenues             $ 513,842   $  161,923        $ 844,213       $281,617
                     ---------   ----------        ---------       --------

Cost of Revenues:
  Compensation and
   Related Benefits    171,534      109,207          237,135        140,895

  Depreciation and
   Amortization         85,163      128,314           71,782         88,413

  Rent                  70,922       55,024          106,138         45,792

  Other Cost of
  Revenues             125,154       75,699          170,794        119,720
                     ---------   ----------        ---------       --------
  Total Cost of
   Revenues            452,773      368,244          585,849        394,820
                     ---------   ----------        ---------       --------

  Gross Income/(Loss)$  61,069   ($ 206,321)       $ 258,364       ($113,203)
                     =========   ==========        =========       =========

In the six months ended September 30, 1997, the Company generated $675,765 in revenues, compared to revenues of $1,125,830 during the same period last year, a net decrease of $450,065.

CityWalk Studio revenues decreased by $330,371 to $513,842, a decrease of 39%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in spring 1997. The Company's lease contains a restriction that prevents the sale of computer generated photographs by any other store within CityWalk during the Company's initial lease term. This affords the Company limited protection from competition, however this restriction does not apply to photography products offered within the theme park. The opening of additional digital photographic concessions within the theme park has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, which has a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction in the corresponding period this year, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the six months ended September 30, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in 1997. Management is exploring promotional opportunities to return the Studio's sales to previous levels.

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

General and administrative expenses for the six months ended September 30, 1996 includes termination payments to former officers of the Company totaling $51,250 and management fees payable to PCA of $96,000. After adjusting for these items, general and administrative expenses decreased by $90,428 to $249,986 in the six months ended September 30, 1997 from $340,414 in the same period last year, a decrease of 27%. Compensation and related benefits decreased by $113,431 to $75,903 as compared to $189,334 (excluding termination payments to former officers of the Company totaling $51,250) for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996. Professional fees increased in the six months ended September 30, 1997 to $56,206 from $41,282 in the same period last year. This increase includes approximately $7,700 of costs incurred in the quarter ended June 30, 1997 associated with engaging a consultant to work with staff at the Irvine Studio in an effort to expand the Studio's customer base and increase revenues. Although general and administrative expenses for the six months ended September 30, 1996 include $96,000 of management fees payable to PCA, there is no corresponding expense in the six months ended September 30, 1997 as PCG agreed not to charge management fees for services provided by it or its related parties for two years from December 1, 1996. Rent decreased by $4,011 to $17,100 in the six months ended September 30, 1997 from $21,111 for the six months ended September 30, 1996. Depreciation and amortization costs were lower by $510. Other general and administrative expenses increased by $12,600 to $55,815 for the six months ended September 30, 1997, compared to $43,215 for the same period last year.

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




                                          OUT-TAKES INC.





Dated:     March 6, 1998                  By:_______________________________
                                              Peter C. Watt
                                              President and Principal Financial
                                              Officer