Form 10-Q/A
period 1997-12-31
OUT TAKES INC
filed 1998-03-10
CIK 889353

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



                                       PART 1
ITEM 1. FINANCIAL STATEMENTS
                                   OUT-TAKES INC.
                             BALANCE SHEETS                    As of          As of
                        [Unaudited]                         December 31,     March 31,
                                   Assets                       1997           1997
Current Assets:
   Cash and Cash Equivalents                               $   73,135   $    70,908
   Inventory                                                   11,194        22,879
   Due from Related Party                                                   - 7,343
   Prepaid Insurance                                           11,171        10,796
   Prepaid Taxes                                                3,676         7,829
   Prepaid Royalties                                            5,757         5,720
   Other Current Assets                                         3,604         2,412
                                                           ----------   -----------
       Total Current Assets                                $  108,537   $   127,887

Plant and Equipment - Net                                  $  481,970   $   845,198

Other Non-Current Assets:
   Deposits                                                    27,048        38,378
                                                           ----------   -----------

       Total Non-Current Assets                            $  509,018   $   883,576
                                                           ----------   -----------

          Total Assets                                     $  617,555   $ 1,011,463
                                                           ==========   ===========
                   Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Accounts Payable                                        $   60,939   $   113,803
   Accrued Payroll                                             24,933        42,868
   Accrued Expenses                                           125,614       104,331
   Accrued Interest - Related Party                            40,213         7,871
   Compensation payable - Related Parties                      29,037       115,375
   Due to Related Party                                       618,425       260,500
                                                           ----------   -----------
       Total Current Liabilities                           $  899,161   $   644,748

Non-Current Liabilities:
   Notes Payable                                           $   48,000   $    48,000
   Compensation Payable - Related Parties                           -         5,962
                                                           ----------   -----------
       Total Non-Current Liabilities                       $   48,000   $    53,962

Commitments                                                $        -   $         -

Stockholders' Equity (Deficit):
   Preferred Stock, par value $0.01 per share, 5,000,000
       shares authorized; none issued                               -             -

   Common  Stock,  par value  $0.01 per  share,
       35,000,000  shares  authorized; 20,788,122 shares
       issued of which 292,396 shares are in Treasury         207,882       207,882

   Capital in excess of par value                          10,039,980    10,014,980

   Accumulated Deficit (Includes $6,990,000 in accumulated
       losses during the development stage and a $762,129
       loss on impairment of assets)                      (10,325,062)  ( 9,657,703)

       Totals                                              ($  77,200)  $   565,159
   Less:  Treasury Stock - At Cost                         (  108,406)  (   108,406)
          Deferred Compensation                            (  144,000)  (   144,000)
                                                           ----------   -----------

Total Stockholders' Equity (Deficit)                       ($ 329,606)  $   312,753
                                                           -----------  -----------

       Total Liabilities and Stockholders' Equity(Deficit) $  617,555   $ 1,011,463
                                                           ==========   ===========

The  Accompanying  Notes are an Integral Part of These  Financial Statements.



                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS
                                     [Unaudited]


                                         Three Months Ended        Nine Months Ended
                                       December 31, December 31, December 31,  December 31,
                                          1997         1996         1997          1996
                                        ----------- -----------  ------------  -------------

Revenues                               $ 306,588   $  520,666  $  982,353  $     1,646,496
                                       ---------   ----------  ----------  ---------------


Cost of Revenues:

     Compensation and Related Benefits   138,763      191,321     419,504      569,351
     Depreciation and Amortization       105,936       80,777     319,413      240,972
     Rent                                 56,397       77,466     182,343      229,396
     Other Cost of Revenues              106,652      156,021     307,505      446,535
                                       ---------   ----------  ----------  -----------

     Total Cost of Revenues              407,748      505,585   1,228,765    1,486,254
                                       ---------   ----------  ----------  -----------

          Gross (Loss) / Income        ( 101,160)      15,081  (  246,412)     160,242
                                      ----------   ----------  ----------- -----------

General and Administrative Expenses:

     Compensation and Related Benefits    26,758       61,782     102,661      302,366
     Professional Fees                    26,568       19,362      82,774       60,644
     Management Fee - Related Party       11,600       35,000      25,000      131,000
     Rent of Offices                       7,950        9,847      25,050       30,958
     Profit on Disposal of Plant and
      Equipment                                -         (658)          -         (658)
     Depreciation and Amortization        24,080       22,863      69,042       68,335
     Other General and Administrative
      Expenses                            24,931       28,512      80,746       71,727
                                       ---------   ----------  ----------    ---------

     Total Expenses                      121,887      176,708     385,273      664,372
                                       ---------   ----------  ----------  -----------

          Loss from Operations         ( 223,047)  (  161,627) (  631,685) (   504,130)
                                       ---------   ----------  ----------  -----------

Other Income (Expense):
     Interest Income                         162            -         318          141
     Interest Expense                          -   (    2,823) (      326) (     4,103)
     Interest Expense -
       Related Parties                  ( 14,787)  (    8,080) (   35,666) (    41,588)
                                       ---------   ----------   ---------  -----------

          Total Other (Expense) Income  ( 14,625)  (   10,903) (   35,674) (    45,550)
                                       ---------   ----------- ----------- ------------

Net Loss                               ($237,672)  ($ 172,530) ($ 667,359) ($  549,680)
                                       =========   ==========  ==========  ===========

Net Loss Per Common Share
 (Basic and Diluted)                   ($  $0.01)  ($    0.01) ($    0.03) ($     0.04)
                                       =========   ==========  ==========  ===========

Weighted Average Common
     Shares Outstanding               20,495,726   15,160,072  20,495,726   13,003,940
                                      ==========   ==========  ==========   ==========




     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     [UNAUDITED]



                                    Common Stock       Capital in
                                  Number of             Excess of Accumulated Treasury     Deferred       Total
                                   Shares    Amount     Par Value   Deficit     Stock    Compensation

  Balance - March 31, 1997       20,788,122 $ 207,882 $10,014,980 ($9,657,703) ($108,406)   ($144,000)  $ 312,753


  Management fee - Related Party          -         -      25,000           -          -            -      25,000

  Net Loss for the nine months
  ended December 31, 1997                 -         -           -   ( 667,359)         -            -   ( 667,359)
                                  ---------  --------  ----------  ----------  ---------    ---------   ---------


  Balance - December 31, 1997    20,788,122 $ 207,882 $10,039,980 ($10,325,06) ($108,406)   ($144,000)  ($329,606)
                                 ========== ========= =========== ===========  =========    =========   =========


























     The Accompanying Notes are an Integral Part of These Financial Statements.



                                   OUT-TAKES INC.

                               STATEMENT OF CASH FLOWS
                                     [UNAUDITED]
                                                                 Nine Months Ended

                                                           December 31,   December 31,
Operating Activities:                                          1997                  1996
                                                           ----------     ----------

  Net Loss                                                 ($ 667,359)  ($  549,680)
                                                            ---------   -----------

  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities:
     Depreciation and Amortization                         $  388,455   $   309,307
     Management fee - Related Party                            25,000             -
     Profit on Disposal of Plant and Equipment                      -          (658)

  Changes in Assets and Liabilities:
     (Increase) Decrease in Assets:
     Prepaid Royalties                                            (37)        2,387
     Deposits                                                  11,330        (2,065)
     Inventory                                                 11,685          (442)
     Prepaid Insurance                                           (375)           -
     Prepaid Taxes                                              4,153          -
     Other Current Assets                                      (1,192)      (12,893)

   Increase (Decrease) in Liabilities:
     Accounts Payable                                         (52,864)       45,576
     Accrued Payroll                                          (17,935)     (202,171)
     Accrued Expenses                                          21,283       (14,866)
     Notes Payable                                                  -       (15,036)
     Accrued Interest - Related Parties                        32,342       (25,904)
     Accrued Management Fee - Related Party                         -       131,000
     Compensation payable - Related Parties                   (92,300)      171,412
     Due to Related Party                                      30,268             -
                                                           ----------   -----------

   Total Adjustments                                       $  334,813   $   385,647
                                                           ----------   -----------

  Net Cash used in Operating Activities                    ($ 307,546)  ($  164,033)
                                                           ----------   -----------

Investing Activities:
  Acquisition of Equipment and Leasehold Improvements      ($  25,227)  ($   35,462)
  Proceeds on Disposal of Plant and Equipment                       -         1,000
                                                           ----------   -----------

  Net Cash used in Investing Activities                    ($  25,227)  ($   34,462)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Issuance of Stock                          $        -   $   130,000
  Due to Related Party                                        335,000        50,000
                                                           ----------   -----------

  Net Cash provided by Financing Activities                $  335,000   $   180,000
                                                           ----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents       $    2,227   ($   18,495)

  Cash and Cash Equivalents - Beginning of Periods             70,908        61,672
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $   73,135   $    43,177
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

Through February 1998, the Company has been dependent upon PCG to fund its continuing operations. As of February 1998 PCG has not committed to continue to fund the Company and may at any time decide that it will not advance any additional funds to the Company. In such event, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company.

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

Management determined in February 1998 that an adjustment was required to the Company's Statement of Operations for the nine month period to December 31, 1997 to record the reasonable cost of management services provided by PCG during the period April to December 1997. A cumulative management fee expense of $25,000 has been recorded in the Statement of Operations filed under Amendement #1 of Form 10Q for the quarter ended December 31, 1997. This adjustment represents $13,400 for the reasonable cost of services provided to the Company during the period April 1997 to September 1997 and $11,600 for services provided during the quarter to December 31, 1997. This cost reflects the services of two individuals employed by PCG, who provided services to the Company including the negotiation of conditions pertaining to the Irvine Studio lease, the pursuit of additional locations at which to use the Traveling Studio, the assessment of the feasibility of various additional sites for permanent studios and managerial support of the Company's operations. Management believes that $25,000 represents the reasonable cost of the services provided to the Company. As PCG agreed effective December 1, 1996 not to charge for services provided pursuant to the Personnel and Consulting agreement dated June 28, 1995 for a period of two years, the credit has been recorded as a contribution to capital.

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

                            Three Months Ended              Nine Months Ended


                        December 31, December 31,       December 31,    December 31,
                            1997          1996             1997              1996
                        ----------    -----------       -------------   ------------

Gross Sales Revenue      $306,588     $  520,666        $  982,353     $1,646,496

Gross (Loss) / Income    (101,160)        15,081        (  246,412)       160,242

Net Loss for the Period  (237,672)    (  172,530)       (  667,359)    (  549,680)

Net Loss Per Share       ($  0.01)    ($    0.01)       ($    0.03)    ($    0.04)

Closing Bid Price per
  Share  of Common Stock $   0.04     $    0.065        $     0.04     $    0.065




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

To assist the Company in funding its day to day operations and to enable the Company to make the payments due to former officers of the Company, Photo Corporation Group Pty Limited ("PCG") provided the Company with $85,000 of cash during the period January 1, 1998 to February 13, 1998. In addition, effective December 1, 1996, PCG agreed not to charge management fees for the services provided by it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years. The Company has recorded a capital contribution of $25,000 for management fees for the nine month period ended December 31,

1997 (including $13,600 for the six months to September 30, 1997) based upon management's belief that this represents the reasonable costs of doing business, for services performed by PCG personnel in the nine month period ended December 31, 1997.

Results of Operations

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the three months ended December 31, 1997 and 1996, by studio.

                  Three months ended December   Three months ended December 31, 1996
                 City Walk Irvine    Traveling  City Walk   Irvine  Traveling
                  Studio   Studio     Studio     Studio     Studio   Studio

Revenues          $216,418   $89,773   $  397     $365,814   $149,807  $  5,045
                  --------   -------   ------     --------   --------  --------

Cost of Revenues:
  Compensation and
Related Benefits   90,741     46,251    1,771      112,034    78,350        937
  Depreciation and
   Amortization    42,688     63,096      152       36,002    44,723         52
  Rent             31,360     23,037    2,000       48,736    25,130      3,600
  Other Cost of
  Revenues         64,478     41,371      803       90,879    61,535      3,607
                  -------    -------   ------     --------   -------   --------
  Total Cost of
   Revenues       229,267    173,755    4,726      287,651   209,738      8,196
                  -------    -------   ------     --------   -------   --------

Gross Income/
  (Loss)          ($12,849) ($83,982) ($4,329)   $ 78,163   ($59,931) ($ 3,151)
                  ========= ========  ========   ========   ========= =========

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

General and administrative expenses decreased by $54,821 to $121,887 in the quarter ended December 31, 1997 from $176,708 in the same period last year, a decrease of 31%. Compensation and related benefits decreased by $35,024 to $26,758 as compared to $61,782 for the same period last year. This decrease was the result of the cessation of employment of the Operations Manager and a reduction in the number of administrative and technical support staff compared with the quarter ended December 31, 1996. Professional fees increased in the fiscal quarter ended December 31, 1997 to $26,568 from $19,362 in the same period last year. Management fees decreased by $23,400 to $11,600 for the quarter ended December 31, 1997 compared with $35,000 for the quarter ended December 31, 1996. This decrease is a result of an increase in the number of management functions controlled by the Company internally and a consequential decrease in the level of services required from PCG. Rent decreased by $1,897 to $7,950 in the quarter ended December 31, 1997 from $9,847 for the quarter ended December 31, 1996. A profit on disposal of plant and equipment of $658 was recorded during the quarter ended December 31, 1996. There was no similar profit / loss on disposal of plant and equipment in the quarter to December 31, 1997. Depreciation and amortization costs increased by $1,217. Other general and administrative expenses decreased by $3,581 to $24,931 for the fiscal quarter ended December 31, 1997, compared to $28,512 for the same period last year.

The loss from operations of the Company for the three month period ended December 31, 1997 was $223,047, compared with a loss from operations for the three month period ended December 31, 1996, of $161,627, an increase in the loss from operations of $61,420.

Interest charges totaling $14,787 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $8,080 of charges during the fiscal quarter ended December 31, 1996.

The net loss of the Company for the fiscal quarter ended December 31, 1997 was $237,672 as compared to a net loss of $172,530, incurred in the same period last year, an increase in the net loss of $65,142.


Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the nine months ended December 31, 1997 and 1996, by studio.

                     Nine months ended December  Nine months ended December  31, 1996
                   City Walk Irvine  Traveling    City Walk   Irvine  Traveling
                     Studio   Studio   Studio       Studio     Studio   Studio

Revenues             $730,260 $251,696  $  397    $1,210,027  $431,424  $  5,045
                     -------- --------  ------    ----------  --------  --------

Cost of Revenues:
  Compensation and
   Related Benefits   262,275  155,458   1,771      349,169   219,245        937
  Depreciation and
   Amortization      127,851   191,410     152      107,785   133,135         52
  Rent               102,282    78,061   2,000      154,874    70,922      3,600
  Other Cost of
   Revenues          189,632   117,070     803      261,672   181,256      3,607
                     -------  --------  ------    ---------   -------   --------

  Total Cost of
   Revenues          682,040   541,999   4,726      873,500   604,558      8,196
                     -------  --------  ------    ---------   -------   --------

Gross Income/(Loss)  $48,220 ($290,303)($4,329)   $ 336,527 ($173,134)  ($ 3,151)
                     ======= ========= ========   ========= =========   ========

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

General and administrative expenses for the nine months ended December 31, 1996 includes termination payments to former officers of the Company totaling $51,250 and management fees payable to PCA of $131,000. General and administrative expenses for the nine months ended December 31, 1997 includes management fees payable to PCA of $25,000. After adjusting for these items, general and administrative expenses decreased by $96,849 to $385,273 in the nine months ended December 31, 1997 from $482,122 in the same period last year, a decrease of 20%. Compensation and related benefits decreased by $148,455 to $102,661 as compared to $251,116 (excluding termination payments to former officers of the Company totaling $51,250) for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development as of September 1, 1996, together with the cessation of employment of the Operations Manager during the quarter ended December 31, 1997 and a reduction in the level of administrative and technical support staff during the nine months ended December 31, 1997 compared with the nine months ended December 31, 1996. Professional fees increased in the nine months ended December 31, 1997 to $82,774 from $60,644 in the same period last year. This increase includes approximately $7,700 of costs incurred in the quarter ended June 30, 1997 associated with engaging a consultant to work with staff at the Irvine Studio in an effort to expand the Studio's customer base and increase revenues. Management fees for the nine months to December 31, 1997 of $25,000 are $106,000 lower than the $131,000 charged for the nine months to December 31, 1996 as a consequence of a greater number of management responsibilities being managed by the Company internally and therefore a reduction in the level of services provided by PCA. Rent decreased by $5,908 to $25,050 in the nine months ended December 31, 1997 from $30,958 for the nine months ended December 31, 1996. A profit on disposal of plant and equipment of $658 was recorded during the nine month period ended December 31, 1996. There was no similar profit / loss on disposal of plant and equipment in the nine month period ended December 31, 1997. Depreciation and amortization costs were higher by $707. Other general and administrative expenses increased by $9,019 to $80,746 for the nine months ended December 31, 1997, compared to $71,727 for the same period last year.

The loss from operations of the Company for the nine month period ended December 31, 1997 was $631,685, compared with a loss from operations for the nine month period ended December 31, 1996, of $504,130, an increase in the loss from operations of $127,555.

Interest charges totaling $35,666 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $41,588 of charges during the nine months ended December 31, 1996.

The net loss of the Company for the nine months ended December 31, 1997 was $667,359 as compared to a net loss of $549,680, incurred in the same period last year, an increase in the net loss of $117,679.

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

Through February 1998 the Company has been dependent upon PCG to fund its continuing operations. As of February 1998 PCG has not committed to continue to fund the Company and may at any time decide that it will not advance any additional funds to the Company. In such event, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company.

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




                                          OUT-TAKES INC.





Dated:     March 6, 1998.          By:
                                       ----------------------------------------
                                       Peter C. Watt
                                       President and Principal Financial Officer