Form 10-K/A
period 1997-03-31
OUT TAKES INC
filed 1998-04-03
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                Ammendment # 2
(Mark One)
    |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    for the fiscal year ended March 31, 1997
                                       OR
    o       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
for the transition period from                                      to
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
                                                            ----------- -----------

  Total  Liabilities  and  Stockholders'  Equity            $ 1,011,463 $ 1,409,752
                                                            =========== ===========

  The Accompanying Notes are an Integral Part of These Financial Statements.







                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS

                                                         Years ended March 31,

                                                 1 9 9 7       1 9 9 6     1995
                                                 -------       -------     ----

Revenues                                    $   2,014,788   $ 1,580,712 $ 1,274,836
                                            -------------   ----------- -----------

Cost of Revenues:

  Compensation and Related Benefits               712,939       548,137     459,217
  Depreciation and Amortization                   359,123       249,249     340,423
  Loss on Impairment of Long-Lived Assets               -       762,129           -
  Pre-Opening Costs - Irvine Studio                     -        67,007           -
  Rent                                            300,857       210,639     172,480
  Other Cost of Revenues                          553,011       378,967     346,992
                                            -------------   ----------- -----------

  Total Cost of Revenues                        1,925,930     2,216,128   1,319,112
                                            -------------   ----------- -----------

     Gross Income (Loss)                           88,858      (635,416)    (44,276)
                                            -------------   ------------------------

General and Administrative Expenses:

  Compensation and Related Benefits               309,630       313,432     369,618
  Professional Fees                               100,777       206,979     320,047
  Management Fee - Related Party                  131,000       130,000           -
  Rent of Offices                                  39,558        29,524      66,888
  Loss on Disposal of Plant and Equipment             504           997           -
  Depreciation and Amortization                    91,663       128,907     228,838
  Lease Abandonment                                     -             -     120,713
  Amortization of Organization Costs                    -             -       8,712
  Rent - Related Parties                                -             -       2,900
  Other G & A Expenses                            114,954       105,985     147,478
                                            -------------   ----------- -----------

  Total Expenses                                  788,086       915,824   1,265,194
                                            -------------   ----------- -----------

     Loss from Operations                        (699,228)   (1,551,240) (1,309,470)

Other Income (Expense)
  Interest income                                     484         3,035          11
  Interest expense                                 (3,423)           (7)          -
  Interest expense - Related Parties              (51,179)      (28,272)          -
                                            --------------  -----------------------

     Total Other Income (Expense)                 (54,118)      (25,244)         11
                                            --------------  -----------------------

Net Loss                                    ($    753,346)  ($1,576,484)($1,309,459)
                                             ============   =========== ============

Net Loss Per Share                          ($       0.05)  ($     0.16)($     0.25)
                                            =============   =========== ============

Weighted Average Common Shares Outstanding     14,824,881     9,567,748   5,341,547
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