Form 10-K
period 1998-03-31
OUT TAKES INC
filed 1998-06-12
CIK 889353

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
    |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    for the fiscal year ended March 31, 1998
                                       OR
    [__]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            for the transition period from ____________to___________
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

                                (Title of Class)


    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. _

The issuer's revenues for the most recent fiscal year were $1,187,638.

The aggregate market value of the voting stock held by non-affiliates as of June 8, 1998 was $91,286.

The number of shares outstanding of the issuer's Common Stock as of June 8, 1998 was 20,495,726.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated herein by reference into Part II and Part III.

Transitional Small Business Disclosure Format (Check One):  Yes           No  X



------------------------------------------------------------------------------

                                OUT-TAKES, INC.

         FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                         Page
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       4

  ITEM 3.   LEGAL PROCEEDINGS                                             4

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           4

PART II                                                                   5

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       5

  ITEM 6.   SELECTED FINANCIAL DATA                                       5

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     6

  ITEM 8.   FINANCIAL STATEMENTS                                         13

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                          26

PART III                                                                 26

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                 26

  ITEM 11.  EXECUTIVE COMPENSATION                                       26

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                        26

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               26

PART IV                                                                  27

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                             27

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS


General

      Out-Takes, Inc., a corporation incorporated in Delaware on March 18, 1992 ("the Company"), is engaged in the sale of photographic portraits of children, adults and family groups. The Company currently operates and derives substantially all of its revenues from a retail studio, called Out-Takes(R), which opened on May 24, 1993 and is located in MCA/ Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company had a
second  studio,   which  commenced  operations  on  December  1,  1995,  at  the
Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). As a result of management's continuing review of the poor performance of the Irvine Studio, management decided to close the Irvine Studio. The Irvine Studio ceased operations on April 22, 1998. The CityWalk studio employs proprietary hardware and software developed by, or specifically for, the Company which includes digital imaging technology and automated motion control equipment to position the studio camera and set subject lighting to the proper levels for each scene (collectively, the "Proprietary System"). Using the Proprietary System, the Company is able to place pictures it takes of its clients "into" still photographs prepared in advance from popular movie scenes and other backgrounds licensed by the Company.


Products and Services

      The technological capabilities of the Proprietary System and the variety of backgrounds that the Company has developed pursuant to various merchandise licenses in effect (see "- License Agreements") represent a distinction in the consumer portraiture business. Most of the portraits taken in the CityWalk Studio are presented to the customer as framed 8" x 10", 5" x 7" and wallet-sized photographs within about thirty minutes after the portrait session is completed. The remainder (primarily enlargements and greeting cards based on these photographic images) are produced and delivered to clients within several weeks using the Company's order fulfillment capabilities as well as processing arranged through independent service bureaus.


License Agreements

      The Company has merchandise licensing agreements with Paramount Pictures Corporation ("Para mount"); MCA/Universal Merchandising, Inc. ("Universal"); Warner Bros. Consumer Products ("Warner") with respect to several properties from the Hanna-Barbera and MGM libraries; Twentieth Century Fox Licensing &
Merchandising ("Fox"); Jay P. Morgan Photography ("Morgan"); Tony Stone Worldwide Stock Agency ("TSW"), Queen Bee Productions ("Queen Bee"), Curtis Archives ("Curtis A"), Curtis Management ("Curtis M"), King Features ("King"), MTV Networks ("MTV"), Saban Merchandising Inc. ("Saban"), Innerspace Visions ("Visions"), The Baywatch Production Company ("Baywatch") and others, individually and collectively referred to as the "License Agreements" (Paramount, Universal, Turner, Fox, Morgan, TSW, Queen Bee, Curtis A, Curtis M, King, MTV, Saban, Visions and Baywatch are individually and collectively referred to herein as "Licensors").

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





        Licensor            Selected Titles / Properties Territory and Usage


Paramount  Pictures
 Corporation              Current titles in use:       Territory:  Worldwide.
                           Star Trek (Original Series)
                           Trek Wrath of Khan
                           Deep Space Nine
                           Cool World
                           Friday the 13th

MCA/Universal             Current titles in use:       Territory: United States,
Merchandising, Inc.        Back to the Future, Part I  United Kingdom, Holland,
                           Jaws                        New Zealand and Australia
                           Jurassic Park
                           Harry & Hendersons

Warner Bros. Consumer     Current titles in use:       Territory:  United States
Products - (For MGM and    Gone with the Wind          and its territories and
Hanna-Barbera film         Tom & Jerry Movie           possessions.
libraries)                 Wizard of Oz
                           The Flintstones
                           Cave Kids

Twentieth Century Fox     Current titles in use:       Territory:  "The entire
Licensing & Merchandising  Miracle on 34th St.         world".
                           The Simpsons
                           The Pagemaster

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

Queen B Productions       Current titles in use:       Territory: United States
                                                       and Canada.
                           Elvira in bathtub
                           Elvira at movie theater

Curtis Archives (on       All Norman Rockwell          Territory:  United States
behalf of Norman          illustrations including
Rockwell's Estate)        artwork and logo art associated
                          with his extensive collection
                          of Saturday Evening Post
                          magazine covers.

Curtis Management         Approved photographs         Territory:  United States
                          supplied by licensor.
                          Current property in use:
                           Hollywood  Sign

King Features             Current titles in use:       Territory: United States,
                           Betty Boop                  Canada and Mexico
                           Popeye

Innerspace Visions        Approved photographs         Territory: Worldwide
                          supplied by the photographer.

MTV Networks              Current property in use:     Territory:  United States
                           Beavis & Butt-head          and its territories and
                                                       possessions, Canada

Saban Merchandising Inc.  Current property in use:     Territory:  United States
                           Mighty Morphin Power        and its territories and
                            Rangers                    possessions.

The Baywatch Production   Current property in use:     Territory:  United States
Company                    Baywatch                    and its territories and
                                                       possessions.

      No single License Agreement represents greater than 15% of the Company's aggregate sales revenues. The Company is materially dependent upon the License Agreements with Paramount, Universal, Warner, Fox and Morgan, and the appeal of Licensed Articles from these Licensors in the retail marketplace. Three of these License Agreements each represents approximately 15% of the Company's revenues. Although the Company has not commenced to market all Licensed Articles on a timely basis, as of June 8, 1998, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors and believes that its relationship with all Licensors is satisfactory.

      On March 1, 1995, the Company entered into a sublicense agreement with Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of Photo Corporation Group Pty. Ltd. ("PCG"), that, subject to the prior approval of the Licensors, grants PCA a non-exclusive license to utilize the Licensed Articles on substantially the same terms as provided in the License Agreements. The sublicense also provides that PCA will pay the Company an amount equal to 120% of the royalties the Company pays to Licensors for such images. The Company has received consent from Morgan, Fox and Paramount and other Licensors have indicated their willingness to support utilization of the licensed Articles in countries where PCA operates. The PCA sublicense agreement has not yet generated any royalties.

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

Competition and Seasonality

      Competition in the traditional portrait photography industry, the merchandise licensing business and with respect to the development of new technology is intense. The Company has enjoyed limited protection from competition at its CityWalk Studio because of a restriction contained in its lease which states that during the initial lease term, which expired on May 31, 1998, the landlord would not lease to third parties nor operate for its own account a retail store engaged in selling computer-generated photographs similar to those produced and sold by the Company. The new lease does not contain the same restrictive covenant. This restriction did not apply to photographic products offered within the theme park adjacent to the CityWalk Studio. The opening of additional digital photographic concessions within the theme park in the spring of 1997 increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. As a result of the expiration of the lease restriction, the Company may face new competition at the CityWalk Studio. The Company has identified three potential kinds of competition - traditional photographers who are likely to compete for retail customers as well as future locations; photographers who employ digital technologies who are likely to compete for retail customers, future locations and merchandise licensing agreements; and new technologies which may render the Proprietary System obsolete or require the Company to incur a substantial expense in order to remain competitive in terms of product quality, selection, pricing and customer service. The Company has renewed the lease for a further seven years.

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

Employees

      As of March 31, 1998, the Company had 24 employees, 18 of whom were part-time. The Company's full time employees include a Financial Controller handling primarily administrative and accounting responsibilities. All of the remaining persons were employed in retail operations at the CityWalk Studio (17 employees) and the Irvine Studio (6 employees). Due to the closure of the Irvine Studio on April 22, 1998, the Company reduced the number of full time personnel from 6 people to 4 people and reduced the number of part-time personnel by 4 persons. In addition, between March 31, 1998 and June 8, 1998, the Company increased the number of part-time employees at its CityWalk Studio by 2 persons, such that as of June 8, 1998, the Company had a total of 20 employees. In addition to the above personnel, the Company also engages the services of independent consultants and third-party contractors from time to time and continues to rely on the personnel and outside support of PCA pursuant to the terms of a Personnel Consulting Agreement entered into and approved by the Company's stockholders on June 28, 1995. None of the Company's employees is covered by a collective bargaining agreement. All employees have executed employment and confidentiality agreements with the Company. The Company considers its labor relations to be good.


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

      In order to comply with federal, state and local environmental regulations, the Company has a per manent filtration system at the CityWalk Studio that lessens the discharge of certain chemicals that may be harmful to the environment by reducing the concentration of these chemicals to safe levels before they are disposed. The Company also contracts with a hazardous waste disposal company with respect to the residue (primarily trace silver) that the filtration unit produces. The Company believes that this equipment and these procedures are sufficient to address any environmental problems associated with its business and it has not received any indication that it is not complying with all applicable regulations. The principal materials used in the Company's business are photographic paper, chemicals, mattes and frames, all of which are readily available throughout the region from a number of wholesale suppliers.



ITEM 2.  DESCRIPTION OF PROPERTY

      The Company leases 1,699 square feet of retail space (plus approximately 200 square feet of mezzanine space) from MCA Recreation Services, a division of MCA Inc., for the CityWalk Studio. (see "Description of Business - General") This lease provides for a minimum annual rental obligation of approximately $123,250 plus a percentage rental payment equal to ten percent (10%) of annual store revenues over $881,177. During the year to March 31, 1998 the Company paid additional rent of $13,351 as a result of revenues being in excess of the $881,177 threshold. The CityWalk Studio lease expired on May 31, 1998 and the Company has exercised its option to renew the lease for a period of seven (7) years. The lease may be terminated by the lessor if the Company does not meet a minimum annual sales requirement of $587,000.

      The Company maintains computer graphics and image production facilities at the CityWalk Studio and has its administrative offices at 1419 Peerless Place, Suite 116 in Los Angeles, California ("the Peerless Premises"). Certain of the Company's equipment, furniture and materials are temporarily stored at 101 E. Alameda Ave., Burbank, California ("the Storage Facility"). The Company has a month to month rental obligation for both the Peerless Premises and the Storage Facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                   PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock began trading on the Nasdaq Small Cap MarketSM ("NASDAQ") on March 9, 1993 under the symbol OUTT (also OUTTC during the period from October 28, 1994 through December 30, 1994). On January 3, 1995, the Company's securities were delisted from NASDAQ as a consequence of the Company's not fulfilling the minimum bid price requirements set forth in Paragraph 1(c)(4) of Schedule D of the NASDAQ By-Laws. On January 4, 1995, the Company's Common Stock began to be quoted on the OTC-Bulletin BoardSM under the symbol OUTT.


      The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by Nasdaq Trading and Market Services Inc.


                  Fiscal 1996          Fiscal 1997           Fiscal 1998
                 High      Low       High      Low         High       Low

First Quarter   18/100    7/100      27/100   22/100       10/100     7/100
Second Quarter  17/100   15/100      25/100   10/100      7.5/100     7/100
Third Quarter   19/100   13/100     6.5/100    6/100        7/100     4/100
Fourth Quarter  25/100   13/100       9/100    4/100    3.125/100   1.5/100


      There were approximately 83 holders of record of the Company's Common Stock as of June 8, 1998.

      The Company has not paid any dividends on its Common Stock since incorporation in March 1992 and does not anticipate paying dividends in the forseeable future. There are no restrictions on the Company's present ability to pay dividends on its Common Stock, other than those prescribed by Delaware law.




ITEM 6. SELECTED FINANCIAL DATA


      The following table sets forth certain data for the years ended March 31, 1994 through March 31, 1998. Refer to "Item 7. Management's Discussion and Analysis or Plan of Operation" for discussion of operations.


                             1998      1997     1996          1995       1994
                             ----      ----     ----          ----       ----
Income Statement Data

Revenue from operations $1,187,638  $2,014,788 $1,580,712 $1,274,836 $  454,395

Gross Income (Loss)       (541,246)     88,858   (635,416)   (44,276)  (531,379)

Net Loss                (1,082,306)   (753,346)(1,576,484)(1,309,459)(2,883,366)

Net loss per share          ($0.05)     ($0.05)    ($0.16)    ($0.24)    ($0.54)


Balance Sheet Data

Total Assets             $285,840   $1,011,463 $1,409,752 $1,862,279 $2,614,752

Total Liabilities       1,020,943      698,710  1,383,653    769,696    255,037

Stockholders' Equity
 (Deficit)               (735,103)     312,753     26,099  1,092,583  2,359,715



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


      The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-K.


Overview


      The Company currently operates a photographic portrait studio, which was opened on May 24, 1993 at MCA/Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company opened a second studio on December 1, 1995 at the Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The Irvine Studio closed on April 22, 1998.

The following table summarizes the Company's fiscal quarter results:


               Fiscal Year Ended March 31, 1998     Fiscal Year Ended March 31, 1997
               --------------------------------     --------------------------------


              3 months   3 months 3 months   3 months 3 months   3 months  3 months  3 months
               ended      ended    ended      ended    ended      ended     ended     ended
               Jun 30     Sep 30    Dec 31     Mar 31   Jun 30     Sep 30    Dec 31    Mar 31
               ------     ------    ------     ------   ------     ------    ------    ------

Revenue       $333,149  $342,616  $306,588  $205,285  $468,187  $657,643  $520,666 $ 368,292

Gross Income/
(Loss)         (72,279)  (72,973) (101,160) (294,834)   18,425   126,736    15,081   (71,384)

Net Loss for
the period    (219,536) (210,151) (237,672) (414,947) (204,568) (172,582) (172,530) (203,666)

Net Loss per
share          ($ 0.01)  ($ 0.01)  ($ 0.01)  ($ 0.02)  ($ 0.02)  ($ 0.01)  ($ 0.02)  ($ 0.01)

Closing Bid
Price per share
of Common
Stock         $   0.06   $  0.06   $  0.04   $ 0.015   $  0.22    $ 0.10   $ 0.065   $ 0.085

------------------------------------------------------------------------------



     As noted in the table presented above, the Company continues to operate at a net loss. The Irvine Studio incurred net losses of $1,058,283 from the date of opening in December 1995 until closure in April 1998. Management believes that the closure of the Irvine Studio will therefore have a positive impact on the Company's operating results as no further losses will be incurred by the Irvine Studio. The Company's short term objectives are to improve the revenues from the CityWalk Studio, continue the reduction of expenses, source appropriate locations and facilitate the opening of additional studios. Notwithstanding, net losses are expected to continue unless and until the Company opens such additional studios and / or the revenue stream from the CityWalk Studio increases substantially.

     On April 22, 1998, following extensive negotiations with the landlord, the Company closed the Irvine Studio and the lease was terminated with no further obligations to the Company. The costs associated with the closure of the studio totaled $164,745 and included approximately a $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio; $3,000 in termination payments to staff; $5,000 to remove equipment from the studio and vacate the premises; $7,000 in property tax obligations; and estimated additional operating costs of approximately $14,000 through to the date of closure. It is management's opinion that as of March 31, 1998, all costs associated with the closure of the Irvine Studio had been accrued.

     Pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, Photo Corporation Group Pty Limited ("PCG") is entitled to charge the Company management fees for services provided to the Company . To assist the Company in funding its day to day operations and to enable the Company to make the payments due to former officers of the Company, PCG agreed effective December 1,

1996, not to charge the Company management fees for a period of two years. The Company has recorded a capital contribution of $31,200 for management fees, in recognition of services provided by PCG during the year ended March 31, 1998. Management believes that this amount represents the reasonable cost of doing business, for services provided by PCG in the year ended March 31, 1998.

     During the period April 1, 1997 to June 8, 1998, PCG has provided a further $470,000 of cash to assist the Company in funding its day to day operations, to enable the Company to make the payments due to former officers and to meet the expenses associated with the closure of the Irvine Studio. The debt due to PCG is disclosed on the balance sheet as "Due to Related Party". In addition, certain subsidiaries of PCG have purchased, for a total of $20,000 cash, certain equipment with no book value and identified as being surplus, following the closure of the Irvine Studio.

     Significant improvements have occurred in digital photography equipment software and computers utilized in high-end computer graphics, since the opening of the Company's CityWalk Studio in 1993. The Company has incorporated these developments in to its CityWalk Studio where possible, to enable the Company to produce higher resolution and hence better quality photographs across a broader product line. Notwithstanding the quality improvements that have been achieved to date, digital camera technology is still not able to produce photographs which, when enlarged beyond 11" x 14" sizes, are of the same quality as traditional silver halide film, and this may have a negative effect on the studio's long-term earning capabilities.


Results of Operations

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     The net loss for the year ended March 31, 1998 was $1,082,306 compared with $753,346 for the year ended March 31, 1997. The primary reasons for the increase in the net loss were a decrease in the gross income generated by the CityWalk Studio, an increase in the gross loss incurred by the Irvine Studio and the costs associated with the closure of the Irvine Studio, partly offset by a reduction in general and administrative expenses.

     The  following  table shows  Revenues,  Cost of Revenues and Gross Income /
(Loss) during the fiscal years ended March 31, 1998 and March 31, 1997, by studio.

             Fiscal Year Ended March 31, 1998   Fiscal Year Ended March 31, 1997
             --------------------------------   --------------------------------

                 CityWalk   Irvine    Traveling   CityWalk   Irvine    Traveling
                  Studio     Studio    Studio      Studio    Studio     Studio
                  ------     ------    ------      ------    ------     ------


Revenues         $909,683  $ 277,558  $    397   $1,492,024 $508,192  $ 14,572
                 --------  ---------  --------   ---------- --------  --------

Cost of Revenues:
  Compensation &
    Related
    Benefits      333,947     188,558    1,771      429,764   277,501    5,674
  Depreciation &
    Amortization  170,155     250,010      152      137,855   220,975      293
  Rent            133,094     101,098    2,000      192,432   100,500    7,925
  Loss on closure
   of studio            -     164,745        -            -         -        -
  Other           243,498     139,053      803      318,536   227,188    7,287
                 --------- ----------  -------    ---------  --------  -------

  Total            880,694    843,464    4,726    1,078,587   826,164   21,179
                 --------- ----------  -------   ----------  --------  -------

Gross Income /
 (Loss)          $  28,989 $ (565,906) $(4,329)  $  413,437  $(317,972)$(6,607)
                 ========= ==========  =======   ==========  ========== ======

  The Company overall generated $1,187,638 in revenues in the fiscal year ended March 31, 1998, compared to revenues of $2,014,788 in the fiscal year ended March 31, 1997. CityWalk Studio revenues decreased by $582,341 to $909,683, a decrease of 39.0%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in the spring of 1997. The Company's lease contains a restriction that prevents the sale of computer generated photographs by any other store within CityWalk during the Company's initial lease term (the initial lease term expired May 31, 1998). The Company has renewed the lease for a further seven years however the new lease does not contain the same restrictive covenant. This restriction has afforded the Company limited protection from competition, however the restriction does not apply to photographic products offered within the theme park. The opening of additional digital photographic concessions within the theme park has increased the number of photographic opportunities available to visitors to the area and has diluted the

CityWalk Studio's share of the market. Management also believes that the Studio's performance is directly affected by the level of foot traffic through the theme park, resulting in a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction during the year to March 31, 1998, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the nine months ended December 31, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in 1997. Management continues to explore opportunities to return the Studio's sales to previous levels, but there is no certainty that this will occur.

Irvine Studio revenues decreased by $230,634 to $277,558, a decrease of 45.4%. The demographics of the area in which the Irvine Studio was located, indicated that many of the customers to the Irvine Spectrum Entertainment Center were local or repeat customers. While such persons utilize entertainment facilities on a regular basis, they viewed photography as a service to be used only occasionally or infrequently, hence the Studio did not benefit from the repeat business experienced by other vendors in the center. In August 1997, Stage II of The Irvine Company's development plan for the Irvine Spectrum commenced. A consequence of this was to dramatically limit parking facilities in and around the center, which in turn led to a substantial reduction in foot traffic through the Studio. Despite management's substantial efforts to increase the Studio's revenues, management concluded that the only way to stop the negative cashflow effect generated by the Irvine Studio, was to close the Studio. Following lengthy negotiations with the Studio's landlord, the landlord agreed to allow the Company to terminate its lease at the Irvine Entertainment Center and the Company closed the Irvine Studio on April 22, 1998. The costs associated with the closure of the studio totaled $164,745 and included approximately $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio; $3,000 in termination payments to staff; $5,000 to remove equipment from the studio and vacate the premises; $7,000 in property tax obligations; and $14,000 in operating losses for the period that the store remained open from March 31, 1998 to the date of closure. It is management's opinion that as of March 31, 1998, all costs associated with the closure of the Irvine Studio have been provided for in full.

Revenues from the Traveling Studio were $397 in the fiscal year ended March 31, 1998 compared with $14,572 in the preceding year. In December 1997, for a one month trial period, the Company tested an event photography system at a central meeting venue for inbound Japanese tourists. The trial proved to be unsuccessful, generating only $397 in revenues and as a result, the trial was discontinued.

  Cost of revenues in the year to March 31, 1998 were $1,728,884 or approximately 145.6% of revenues. Excluding the $164,745 of costs associated with the closure of the Irvine Studio, cost of revenues in the year to March 31, 1998 were $1,564,139 or approximately 131.7% of revenues. Cost of revenues in the year to March 31, 1997 were $1,925,930 or approximately 95.6% of revenues.

  Cost of revenues for the CityWalk Studio decreased by $197,893 to $880,694. Compensation and related benefits were $95,817 lower than the previous year as a result of tighter controls over the number of staff hours worked at the studio and as a consequence of the reduction in revenues. Depreciation was higher than the previous year by $32,300. Rent was lower by $59,338 as a result of the Company paying rent based on a percentage of revenues, such revenues being lower than in the previous period by $582,341. Other cost of revenues decreased by 23.6%. The percentage decrease in other cost of revenues was less than the decrease in revenues as there are certain costs that are not incurred in direct proportion to the level of revenue, including insurance, taxes, repairs and maintenance, utilities and cleaning. The CityWalk Studio earned gross income of $28,989 during the fiscal year ended March 31, 1998 compared to gross income of $413,437 for the same period last year, a decrease in gross income of $384,448.

  Cost of revenues for the Irvine Studio increased by $17,300 to $843,464 compared with $826,164 for the year to March 31, 1997. Excluding the $164,745 of costs associated with the closure of the Irvine Studio, cost of revenues decreased by $147,445 to $678,719. The percentage decrease in cost of revenues was less than the decrease in revenues as there are certain costs that are not incurred in direct proportion to the level of revenue, including insurance, taxes, repairs and maintenance, utilities and cleaning. Compensation and related benefits were $88,943 lower than the previous year as a result of tighter controls over the number of staff hours worked at the studio. Management reduced staffing levels in the studio to the extent possible within the constraints of the number of hours the studio was required to be open, in order to minimize the impact of the reduction in revenue. Depreciation was higher by $29,035 than the previous year. Rent increased by $598 from $100,500 in the year to March 31, 1997 to $101,098 for the year to March 31, 1998. Other cost of revenues decreased by 38.8%, in line with the decrease in revenues. The Irvine Studio incurred a gross loss of $565,906 during the fiscal year ended March 31, 1998 compared to a gross loss of $317,972 for the same period last year, an increase in gross loss of $247,934. Excluding the $164,745 of costs related to the closure of the Irvine Studio, there was an $83,189 increase in the gross loss.

  Cost of revenues for the Traveling Studio were $4,726, resulting in a gross loss of $4,329. In the year ended March 31, 1997, the Traveling Studio incurred a gross loss of $6,607.

  The Company overall incurred a gross loss of $541,246 during the fiscal year ended March 31, 1998, compared with gross income for the same period last year of $88,858. The incremental gross loss for the year to March 31, 1998 of $630,104 consists of a $384,448 reduction in gross income generated by the CityWalk Studio, an increase of $247,934 in the gross loss incurred by the Irvine Studio, such increase including $164,745 of costs associated with the closure of the studio, partly offset by a decrease in the gross loss incurred by the Traveling Studio of $2,278. Excluding the $164,745 of costs related to the closure of the Irvine Studio, the Company overall incurred a gross loss of $376,501 in the year to March 31, 1998, a $465,359 increase in gross loss compared with the previous year.

  General and administrative expenses for the fiscal year ended March 31, 1997 includes termination payments totaling $51,250 paid to former officers of the Company. After adjusting for this non-recurring item, the Company's general and administrative expenses decreased from $736,836 in the fiscal year ended March 31, 1997 to $488,875 in the fiscal year ended March 31, 1998, a decrease of $247,961 or approximately 33.7%. This decrease is consistent with management's plan to reduce overhead costs. Compensation and related benefits decreased by approximately 51.4% to $125,571 (excluding the $51,250 termination payments) from $258,380 for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development on September 1, 1996, together with the cessation of employment of the Operations Manager during the quarter ended December 31, 1997 and a reduction in the level of administrative and technical support staff during the year to March 31, 1998 compared with the year to March 31, 1997. Professional fees decreased by 9.5% to $91,218, compared to $100,777 for the same period last year. Management fees of $31,200 have been expensed in recognition of the services provided during the year by PCG. The expense for the year to March 31, 1997 was $131,000. The reduction of $99,800 in management fees is a consequence of a greater number of responsibilities being managed by the Company internally and therefore a reduction in the level of services provided by PCG. Management believes that $31,200 (1997: $131,000) represents the reasonable cost of services provided by PCG during the year. As PCG agreed not to charge management fees for a period of two years from December 1, 1996, the Company has recorded a capital contribution of $31,200. Office and storage rent expenses decreased from $39,558 in the year to March 31, 1997 to $33,300. Depreciation and amortization costs were higher by $1,297. Other general and administrative expenses decreased by $832 to $114,626 for the fiscal year ended March 31, 1998, compared to $115,458 for the same period last year.

  The Company earned interest income of $224 in the fiscal year ended March 31, 1998 as compared to $484 earned during the prior year. Interest charges totaling $52,409 were incurred on the loan from PCG and on the loan payable to former executives of the Company, compared with interest expense of $54,602 in the year ended March 31, 1997.

  As of March 31, 1998, the Company has net operating loss carry forwards of approximately $10,700,000. The ability to utilize $8,275,000 of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the PCG transaction. The losses will expire in March, 2011.


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

               Fiscal Year Ended March 31, 1997 Fiscal Year Ended March 31, 1996
               -------------------------------- --------------------------------

                CityWalk   Irvine    Traveling   CityWalk   Irvine    Traveling
                 Studio    Studio     Studio      Studio    Studio     Studio
                                                           (Opened     (Not
                                                           12/9/95) Operational)

Revenues       $1,492,024 $  508,192 $14,572   $1,422,845 $157,867    $    -
               ---------- ---------- -------   ---------- --------    ------

Cost of Revenues:
  Compensation  &
    Related
    Benefits      429,764    277,501   5,674      439,350  108,787         -
  Depreciation &
    Amortization  137,855    220,975       293     189,781    59,468        -
  Loss on
   impairment of
   Long-Lived
   Assets               -          -         -     722,000         -   40,129
  Pre-opening
   Costs                -          -         -           -    67,007        -
  Rent            192,432    100,500     7,925     183,421    27,218        -
  Other           318,536    227,188     7,287     309,175    69,792        -
               ----------  ---------    ------    --------   -------   ------

  Total         1,078,587    826,164    21,179   1,843,727   332,272   40,129
                ---------  ---------    ------   ---------   -------   ------

Gross Income /
 (Loss)        $  413,437  ($317,972) ($6,607)  ($420,882) ($174,405) $40,129
               ==========  =========   ======   =========   ========= =======

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

     Cost of revenues in the year to March 31, 1997 were $1,925,930 or approximately 95.6% of revenues. Cost of revenues in the year to March 31, 1996 were $2,216,128 or approximately 140.0% of revenues. 34.4% of the cost of revenues in the year to March 31, 1996 represents a loss on impairment of long-lived assets. Excluding this amount, cost of revenues in the year to March 31, 1996 were $1,453,999 or approximately 92.0% of revenues.

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

     General and administrative expenses for the fiscal year ended March 31, 1997 includes termination payments totaling $51,250 paid to former officers of the Company. The corresponding year ended March 31, 1996 includes a non-recurring charge of $110,000 for professional fees relating to the PCG transaction. After adjusting for these non-recurring items, the Company's general and administrative expenses decreased from $805,824 in the fiscal year ended March 31, 1996 to $736,836 in the fiscal year ended March 31, 1997, a decrease of approximately 9%. This decrease is consistent with Management's plan to reduce overhead costs. Compensation and related benefits decreased by approximately 18% to $258,380 (excluding the $51,250 termination payments) from $313,432 for the same period last year, as a consequence of the cessation of employment on September 1, 1996 of the Vice President Operations and the Vice President Development. Professional fees, excluding the $110,000 in kind consideration on the PCG transaction in the year ended March 31, 1996, increased by 4% to $100,777, compared to $96,979 for the same period last year. Management fees of $131,000 payable to PCG were accrued, relating to the period April 1, 1996 to November 29, 1996, pursuant to the Personnel Consulting Agreement dated June 28, 1995. The expense for the year to March 31, 1997 of $131,000 is comparable with the $130,000 accrued in the previous year for the period July 1, 1995 to March 31, 1996. Management believes that $131,000 (1996: $130,000)
represents the reasonable cost of services provided by PCG during the year. Office and storage rent expenses increased from $29,524 in the year to March 31, 1996 to $39,558. Depreciation and amortization costs were lower by $37,244 as a result of previously non-producing assets being put into production and the consequential charges reported in cost of revenues. Other general and administrative expenses increased by $8,476, or 8% to $115,458 for the fiscal year ended March 31, 1997, compared to $106,982 for the same period last year.

     The Company earned interest income of $484 in the fiscal year ended March 31, 1997 as compared to $3,035 earned during the prior year. Interest charges totaling $54,602 were incurred on the loan from PCG and on the loan payable to former executives of the Company compared with interest expense of $28,279 in the year ended March 31, 1996.

     As of March 31, 1997, the Company had net operating loss carry forwards of approximately $9,650,000. The ability to utilize $8,275,000 of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the PCG transaction. The losses will expire in March, 2011.



Liquidity and Capital Resources

     At March 31, 1998, the Company had a working capital deficit of $918,299 as compared to a working capital deficit on March 31, 1997 of $516,861. The increase of $401,438 is primarily attributable to operating losses incurred during the year to March 31, 1998. Funds have been provided by PCG during the year to enable the Company to meet the costs associated with its day to day operations and to fund the payments due to former officers of the Company. In addition, a provision of $31,878 has been made to meet costs incurred subsequent to year end in connection with the closure of the Irvine Studio on April 22, 1998. The increase in the working capital deficiency is partly offset by payments totaling $119,990 made to former officers of the Company during the year. As of March 31, 1998, the Company's cash and cash equivalents balance was $23,044.

     Net cash used in operating activities was $482,207 for the fiscal year ended on March 31, 1998, compared to the utilization of $336,376 of cash for the same period last year. The increase of $145,831 in cash used in operations includes $119,990 paid to former officers of the Company and an overall $82,630 reduction in accounts payable balances compared with the previous year. Included in the $482,207 net cash used in operating activities is the $151,151 cash loss incurred by the Irvine Studio and approximately $29,000 of cash expenses associated with the closure of the Irvine Studio.

     In the period April 1 to 17, 1998 $1,347 was paid to former officers of the Company, thus satisfying all obligations of the Company pursuant to the Settlement and Mutual Release Agreement dated September 1, 1996 between the Company, Mr Robert Shelton, Mrs Leah Peterson-Shelton and PCG.

     The Company invested a total of $26,484 in the fiscal year ended March 31, 1998 for equipment in the CityWalk Studio and administrative office. By comparison, in the previous year the Company invested $46,630 for equipment at the CityWalk and Irvine Studios.

     The Company's auditors rendered a going concern report. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations or to raise funds through debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include improving the revenues from the CityWalk Studio, continuing the reduction of expenses and finding suitable locations for additional studios. There can be no assurance that management will be successful in these endeavors and if not, the Company will be dependent on the willingness and the ability of the majority stockholder, PCG, to continue to provide additional financing. As of June 8, 1998 PCG has not committed to continue to fund the Company and may at any time decide that it will not advance any additional funds to the Company. In such event, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company.

     In the fiscal year ended March 31, 1998, further funding of $455,000 in the form of cash advances was provided by PCG. In addition, PCG paid $5,727 of expenses on behalf of the Company. This compares with $260,000 funding provided by PCG in the year ended March 31, 1997, and $131,000 of management fees accrued but unpaid in the period April 1, 1996 to November 30, 1996.

     Despite  its  working  capital  deficiency,   the  Company  has  maintained
generally good relations with its vendors.

     Although the Company has not commenced to market all Licensed Articles on a timely basis, as of June 8, 1998, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors and believes that its relationship with all Licensors is satisfactory.

     The Company leases its CityWalk Studio premises under a five year lease, with a seven year option period. The initial lease expired on May 31, 1998 and the Company has exercised its option to renew the lease for an additional seven years.

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

ITEM 8.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors of
    Out-Takes, Inc.
    Los Angeles, California



            We have audited the accompanying balance sheets of Out-Takes, Inc. as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Out-Takes, Inc. as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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














                                          Moore Stephens, P.C.
                                          Certified Public Accountants







Cranford, New Jersey
May 20, 1998

                                   OUT-TAKES INC.

                                   BALANCE SHEETS

                                       ASSETS                    March 31,
                                                             1998        1997
Current Assets:
  Cash and Cash Equivalents                             $    23,044 $    70,908
  Inventory                                                  10,082      22,879
  Due from Related Party                                          -       7,343
  Prepaid Insurance                                           8,949      10,796
  Prepaid Taxes                                               3,005       7,829
  Other Current Assets                                        9,564       8,132
                                                        ----------- -----------
  Total Current Assets                                  $    54,644 $   127,887

Plant & Equipment - Net                                     204,148     845,198

Other Non-Current Assets:
  Deposits                                                   27,048      38,378
                                                        ----------- -----------

     Total Assets                                       $   285,840 $ 1,011,463
                                                        =========== ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                      $    31,173 $   113,803
  Accrued Payroll                                            22,047      42,868
  Accrued Expenses                                          108,819     104,331
  Accrued Interest - Related Party                           56,452       7,871
  Provision for Studio closure                               31,878           -
  Compensation payable - Related Parties                      1,347     115,375
  Due to Related Party                                      721,227     260,500
                                                        ----------- -----------
  Total Current Liabilities                             $   972,943 $   644,748

Non-Current Liabilities:
  Notes Payable                                         $    48,000 $    48,000
  Compensation payable - Related Parties                          -       5,962
                                                        ----------- -----------
  Total Non-Current Liabilities                         $    48,000 $    53,962

  Commitments (Note 8)                                            -           -

Stockholders' Equity (Deficit):
  Preferred Stock, par value $.01 per share;
   5,000,000 shares authorized, none issued             $         - $         -

  Common  Stock,  par  value  $.01  per  share;
   35,000,000  shares  authorized; 20,788,122
   shares  issued  of which  292,396  shares
   are in  Treasury                                         207,882     207,882

  Capital in excess of par value                          9,905,430  10,014,980

  Accumulated deficit                                   (10,740,009) (9,657,703)
                                                        ----------- -----------

  Total                                                 ($  626,697)$   565,159

  Less: Treasury Stock, at cost                            (108,406)   (108,406)
      Deferred Compensation                                       -    (144,000)
                                                        ----------- -----------

Total Stockholders' Equity (Deficit)                    ($  735,103)$   312,753
                                                         ---------- -----------

     Total Liabilities and Stockholders' Equity         $   285,840 $ 1,011,463
                                                        =========== ===========


     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS

                                                     Years ended March 31,

                                             1 9 9 8       1 9 9 7     1 9 9 6
                                             -------       -------     -------

Revenues                                $   1,187,638   $ 2,014,788 $ 1,580,712
                                        -------------   ----------- -----------

Cost of Revenues:

  Compensation and Related Benefits           524,276       712,939     548,137
  Depreciation and Amortization               420,317       359,123     249,249
  Loss on Impairment of Long-Lived
   Assets                                           -             -     762,129
  Pre-Opening Costs - Irvine Studio                 -             -      67,007
  Rent                                        236,192       300,857     210,639
  Loss on closure of Irvine Studio            164,745             -           -
  Other Cost of Revenues                      383,354       553,011     378,967
                                        -------------   ----------- -----------

  Total Cost of Revenues                    1,728,884     1,925,930   2,216,128
                                        -------------   ----------- -----------

     Gross Income (Loss)                     (541,246)       88,858    (635,416)
                                        --------------  ----------- -----------

General and Administrative Expenses:

  Compensation and Related Benefits           125,571       309,630     313,432
  Professional Fees                            91,218       100,777     206,979
  Management Fee - Related Party               31,200       131,000     130,000
  Rent of Offices                              33,300        39,558      29,524
  Depreciation and Amortization                92,960        91,663     128,907
  Other G & A Expenses                        114,626       115,458     106,982
                                        -------------   ----------- -----------

  Total Expenses                              488,875       788,086     915,824
                                        -------------   ----------- -----------

     Loss from Operations                  (1,030,121)     (699,228) (1,551,240)

Other Income (Expense)
  Interest income                                 224           484       3,035
  Interest expense                               (210)       (3,423)         (7)
  Interest expense - Related Parties          (52,199)      (51,179)    (28,272)
                                        --------------  -----------------------

     Total Other Income (Expense)             (52,185)      (54,118)    (25,244)
                                        --------------  -----------------------

Net Loss                                ($  1,082,306)  ($  753,346)($1,576,484)
                                         ============   =========== ===========

Net Loss Per Share (Basic and
 Diluted)                               ($       0.05)  ($     0.05)($     0.16)
                                        =============   =========== ===========

Weighted Average Common Shares
 Outstanding                               20,495,726    14,824,881   9,567,748
                                        =============   =========== ===========














     The Accompanying Notes are an Integral Part of These Financial Statements.

                                      OUT-TAKES INC.

                             STATEMENT OF STOCKHOLDERS' EQUITY


                               Common Stock        Capital
                               ------------
                            Number of           in Excess of Accumulated   Treasury  Deferred
                             Shares     Amount   Par Value     Deficit       Stock Compensation    Total
                             ------     ------   ---------     -------       ----- ------------    -----


Balance - March 31, 1995   5,728,122  $ 57,282  $ 8,615,580 ($ 7,327,873) ($108,406)($144,000)  $1,092,583

Proceeds from Issuance of
  Stock                    5,440,000    54,400      455,600            -          -         -      510,000

Net Loss for the year
  ended March 31,1996              -         -           -    (1,576,484)         -         -   (1,576,484)
                          ----------  -------- -----------  ------------    -------  --------   ----------

Balance - March 31, 1996  11,168,122  $111,682 $ 9,071,180  ($ 8,904,357) ($108,406)($144,000)  $   26,099

Cash Proceeds from
 Issuance of Stock           650,000     6,500     123,500             -          -         -      130,000

Stock Issued upon
 Conversion of Debt        8,970,000    89,700     820,300             -          -         -      910,000

Net Loss for the year
  ended March 31, 1997              -        -          -       (753,346)         -         -     (753,346)
                          ----------  -------- -----------  ------------   --------  --------   ----------

Balance - March 31, 1997  20,788,122  $207,882 $10,014,980  ($ 9,657,703) ($108,406)($144,000)  $  312,753

Management fee -
  Related Party                    -         -      31,200             -          -         -       31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             -         -    (144,000)            -          -   144,000            -

Options issuance cost              -         -       3,250             -          -         -        3,250

Net Loss for the year
  ended March 31,1998              -         -           -    (1,082,306)         -         -   (1,082,306)
                          ----------  -------- -----------  ------------   --------  --------   ----------

Balance -  March 31, 1998 20,788,122  $207,882 $ 9,905,430  ($10,740,009) ($108,406) $      -   ($ 735,103)
                         ===========  ======== ===========  ============  =========  ========   ==========


















     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.
                               STATEMENT OF CASH FLOWS

                                                         Years ended March 31,
                                                      1998       1997         1996
Operating Activities:
  Net Loss                                     ($1,082,306) ($ 753,346) $(1,576,484)
                                               -----------  ----------  ------------
  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization              $ 513,277    $ 450,786  $   378,156
     Loss on Impairment of Long-Lived Assets            -            -      762,129
     Loss on closure of Irvine Studio             154,157            -            -
     Loss on Disposal of Plant and Equipment            -          504          997
     Management fee - Related Party                31,200            -            -
     Options issuance cost                          3,250            -            -
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Prepaid Royalties                                  -            -          840
     Due from Related Party                         7,343       (7,343)           -
     Deposits                                      11,330          334      (18,290)
     Inventory                                     12,797       13,719      (10,090)
     Due from Officers                                  -            -        8,565
     Prepaid Insurance                              1,847       (2,003)           -
     Prepaid Taxes                                  4,824       (5,754)           -
     Other Current Assets                          (1,432)       1,670      (10,314)
   Increase (Decrease) in:
     Accounts Payable                             (82,630)      24,880     (196,867)
     Accrued Payroll and Other Expenses           (16,333)    (275,020)      56,453
     Notes Payable                                      -      (15,036)      15,036
     Accrued Interest - Related Party              48,581      (22,104)      20,835
     Provision for Studio closure                  31,878            -            -
     Accrued Management Fee - Related Party             -      131,000      130,000
     Compensation Payable - Related Parties      (119,990)     121,337            -
                                               -----------  ----------  -----------

   Total Adjustments                            $ 600,099    $ 416,970  $ 1,137,450
                                               ----------   ----------  -----------

  Net Cash Used in Operating Activities        ($ 482,207)  ($ 336,376) ($  439,034)
                                               ----------   ----------  ------------

Investing Activities:
  Acquisition of Equipment and Leasehold
   Improvements                                ($  26,484)  ($  46,630) ($  652,814)
  Proceeds on Disposal of Plant and Equipment         100        2,242        1,050
                                               ----------   ----------  -----------

  Net Cash Used in Investing Activities        ($  26,384)  ($  44,388) ($  651,764)
                                               ----------   ----------  ------------

Financing Activities:
  Proceeds from the Issuance of Stock           $       -    $ 130,000  $   510,000
  Advances from Related Party                     460,727      260,000      649,500
  Proceeds from Interim Loan Financing  -
   Related Party                                        -            -       39,000
  Payment of Interim Loan Financing -
   Related Party                                        -            -     (100,000)
                                                -- ------   ----------  ------------

  Net Cash Provided by Financing Activities     $ 460,727    $ 390,000  $ 1,098,500
                                                ---------   ----------  -----------

Net (Decrease) Increase in Cash and Cash
 Equivalents                                   ($  47,864)   $   9,236  $     7,702

  Cash and Cash Equivalents - Beginning of
  Years                                            70,908       61,672       53,970
                                                ---------   ----------  -----------

  Cash and Cash Equivalents - End of Years      $  23,044    $  70,908   $   61,672
                                               ==========   ==========  ===========

Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                    $    7,650   $   66,501  $     4,401
   Income Tax                                  $        -   $        -  $         -

Non-Cash Investing and Financing Activities
On May 7, 1996, the majority stockholder, Photo Corporation Group Pty. Ltd. ("PCG"), converted $130,000 of its then $649,500 loan payable into 650,000 shares of the Company's Common Stock. On November 29, 1996, PCG converted an additional $780,000 into 8,320,000 shares of the Company's Common Stock. This represented loan principal of $519,000 and accrued management fees of $261,000 payable to Photo Corporation of Australia Pty Limited ("PCA") which debt was assumed by Photo Corporation Group Pty Limited ("PCG").

     The Accompanying Notes are an Integral Part of These Financial Statements.

                                 OUT-TAKES INC.
                          NOTES TO FINANCIAL STATEMENTS

[1] Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements are presented on an accrual basis. Revenues are recognized when merchandise is sold and expenses are recognized when incurred. Where applicable, the figures for the years ended March 31, 1997 and 1996 have been reclassified in order to facilitate comparison with the figures for the current year.

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

Stock Options - The difference between the fair market value and the exercise price, if below fair market value, of a stock option granted under the Company's Employee Stock Option Plan is charged to expense in the period in which the option is granted. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable

Inventories - Inventories consisting principally of frames, bags, mattes, chemicals, paper products and other supplies are priced at cost determined using the FIFO method.

Cash and Cash Equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 1998.

Risk Concentrations - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. At March 31, 1998, the Company had no deposits in financial institutions which exceeded the $100,000 federally insured limit. The excess of the institution's deposit liability to the Company over the federally insured limit was therefore zero.

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

Advertising   -  Advertising   costs  are  expensed  as  incurred.   Advertising
expenditure for the years ended March 31, 1998, 1997 and 1996 was $21,069, $28,552 and $13,140 respectively.

Loss per share - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended March 31, 1998 has been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period

                                 OUT-TAKES INC.

[1] Summary of Significant Accounting Policies - (continued)

available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share in the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Potential common shares of 125,000 are not currently dilutive, but may be in the future.

Deferred Taxes - There are no material differences between the accounting methods used for financial and tax purposes. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements.

[2] Organization and Business

The Company was incorporated on March 18, 1992, under the laws of the State of Delaware. The Company is engaged in the production and sale of photographic portraits of children, adults and family groups using proprietary hardware and digital imaging software. The Company currently operates and derives substantially all of its revenues from a retail studio, called Out-Takes(R), which opened on May 24, 1993 and is located at MCA/Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). During the period December 1, 1995 to April 22, 1998, the Company operated a second Studio, at the Entertainment Center in the Bazaar at the Irvine Spectrum, located in Irvine, Orange County, California ("the Irvine Studio").

[3] [A] License Agreements and Royalties

The Company has merchandise licensing agreements ("License Agreements") with Paramount Pictures Corporation ("Paramount"), MCA/Universal Merchandising, Inc. ("Universal"), Warner Bros. Consumer Products ("Warner"), Twentieth Century Fox Licensing & Merchandising ("Fox"), Jay P. Morgan Photography ("Morgan"), MTV Networks ("MTV"), Saban Merchandising Inc. ("Saban"), The Baywatch Production Company ("Baywatch") and various other agencies and photographers that grant the Company the right to manufacture, sell and distribute in a defined geographic area, still photographs which combine a digital photograph taken of the customer in the studio with a licensed background from one of the Licensors which may be sold separately or affixed to items approved by these licensors, including photographic enlargements, greeting cards, posters, books, t-shirts, mugs, buttons and other novelty items. Royalties expense for the year ending March 31, 1998, 1997 and 1996 was $39,365, $66,816 and $35,622 respectively.

Although the Company has not commenced to market all Licensed Articles on a timely basis, as of March 31, 1998, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors.

[B] Sublicense Agreement - Related Party

On March 1, 1995, the Company entered into a sublicense agreement with Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of Photo Corporation Group Pty. Ltd. ("PCG") (see note 5), that, subject to the prior approval of the Licensors, grants PCA a non-exclusive license to utilize the Licensed Articles on substantially the same terms as provided in the License Agreements. The sublicense also provides that PCA will pay the Company an amount

                                 OUT-TAKES INC.

[B] Sublicense Agreement - Related Party - (continued)

equal to 120% of the royalties the Company pays to Licensors for such images. The Company has received consent from Morgan, Fox and Paramount and other Licensors indicating their willingness to support utilization of the Licensed Articles in countries where PCA operates. As of March 31, 1998, the PCA sublicense agreement has not yet generated any royalties.

[4]  Plant and Equipment
                                                March 31, 1998    March 31, 1997
The components of plant and equipment are:

Photographic Equipment                         $     620,750      $     622,192
Computers and Software                               659,048            679,427
Equipment and Furniture                              301,316            308,987
Leasehold Improvements                               609,494          1,011,292
Motor Vehicle                                         21,433                  -
                                               -------------      -------------

Total - At Cost                                    2,212,041          2,621,898
Less: Accumulated Depreciation                     2,007,893          1,776,700
                                               -------------      -------------

Net                                            $     204,148      $     845,198
                                               =============      =============

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

Deferred salaries owing to Mr Shelton and Mrs Peterson-Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 were consolidated on September 1, 1996, and were repaid over the period to April 17, 1998. This liability is presented on the balance sheet as "Compensation payable - Related Party". The liability is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996, between the Company, Mr Shelton, Mrs Peterson-Shelton and Photo Corporation Group Pty Limited ("PCG"), the majority stockholder. Interest expense is incurred at the prime rate of interest (approximately 8.5%) and in the period to March 31, 1998 interest expense totaled $3,618.
As of March 31, 1998, interest of $67 was accrued and unpaid.

The Settlement and Mutual Release Agreement inter alia provides for Mr Shelton and Mrs Peterson-Shelton to act as consultants to the Company as requested by the Company and as agreed to by them. No consulting fees were incurred or paid during the year ended March 31, 1998.

During the year to March 31, 1997, PCG charged the Company $131,000 in management fees pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995. Effective December 1, 1996, PCG agreed not to charge management fees for services provided by it or its related parties for a period of two years. The Company has recorded a capital contribution of $31,200 for management fees for the year to March 31, 1998. Management believes that this represents the reasonable cost of doing business, for services provided by PCG personnel in the year to March 31, 1998.

At March 31, 1998 the $721,227 "Due to Related Party"  ($260,500 as of March 31,
1997) was advanced by PCG. This balance consists of $715,500 advanced to the Company and $5,727 of expenses paid by PCA on behalf of the Company (1997:
$7,343 "Due from Related Party" representing monies advanced by the Company during fiscal 1997 on behalf of PCA). The funds advanced to the Company have been used predominantly to fund the day to day operation of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party is unsecured and is payable on demand. Interest expense is incurred at a rate of 10% per annum on the

                                 OUT-TAKES INC.

                   NOTES TO FINANCIAL STATEMENTS - (Continued)

[5] Related Party Transactions - (continued)

funds advanced to the Company and for the year ended March 31, 1998 was $48,581. As of March 31, 1998, interest of $56,452 was accrued.

The weighted average interest rate on short term borrowings as of March 31, 1998 was approximately 10.0%.


[6] Capital Stock Transactions

[A] Escrow Shares

In  March,  1992,  1,900,000  shares  were  issued  to  the  Company's  founders
("Founders") and deferred compensation of $364,800 was recorded for the 1,900,000 shares. Included in the 1,900,000 shares were 1,150,000 shares issued to the Founders for services in connection with the incorporation of the Company. Accordingly, $220,800 was amortized as compensation expense in 1992. The remaining 750,000 shares of the Company's Common Stock were placed into escrow for the benefit of the Founders. As the Company's pre-tax earnings did not equal or exceed the required threshold level, in May of 1998 the Company requested that the shares be returned to the Company to be placed in Treasury. The financial statements reflect the reversal of the deferred compensation attributable to these shares, however the share data will be adjusted as of the date the shares are returned.

[B] Stock Option Plan

Under the Company's Amended and Restated 1992 Stock Option Plan, incentive stock options may be granted to purchase shares of the Company's stock at a price not less than the fair market value of the Common Stock at the date of the grant. Non-qualified stock options may be granted at a price not less than 85% of the fair market value. No option may be exercised after ten years from the date of the grant. In September of 1997, options for 175,000 shares were issued to employees and consultants of the Company.

Information is summarized as follows:
                                              Shares Under Options and Warrants
                                              ---------------------------------
                                  Amended                              Weighted
                                And Restated            Price           Average
                                  1992 Stock              per          Exercise
                                 Option Plan            Share           Price
                                 -----------            -----           -----

Outstanding at March 31, 1995      249,245           $0.65 to $4.40      $3.44

   Forfeited during the year
     ended March 31, 1996          (94,527)
                                  --------
Outstanding at March 31, 1996      154,898           $0.65 to $4.40      $4.00

   Forfeited during the year
     ended March 31, 1997         (154,898)
                                  --------

Outstanding at March 31, 1997            -                      -            -

   Granted during the year
     ended March 31, 1998          175,000                  $0.06        $0.06

   Forfeited during the year
     ended March 31, 1998          (50,000)
                                   -------

Outstanding at March 31, 1998      125,000                      -        $0.06
                                 =========

The exercise price for the options outstanding at March 31, 1998 is $0.06 with a vesting period of three years and a contractual life of ten years. The company estimates that approximately 100% of such options will eventually vest.

                                 OUT-TAKES INC.

[6] Capital Stock Transactions - (continued)

[B] Stock Option Plan - (continued)

On September 15, 1997, the Board of Directors granted to four individuals, a total of 175,000 stock options to purchase company stock at an exercise price of $0.06 per share for past services performed. The options are to vest over a three year period, 50% the first year and 25% the remaining two years, with an expiration date of September 15, 2007. The company applies APB Opinion 25 in accounting for its fixed and performance based stock option compensation plans. Compensation cost of $3,250, $0 and $0 was charged to operations for the three years ended March 31, 1998, 1997 and 1996 respectively. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been recorded as follows:

                                      1998           1997           1996
                                        $              $              $
Net Income (Loss)
As reported                        (1,082,306)     (753,346)     (1,576,484)
Pro forma                          (1,089,056)     (753,346)     (1,576,484)

Earnings per Share
As reported                          (0.05)         (0.05)         (0.16)
Pro forma                            (0.05)         (0.05)         (0.16)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: dividend yields of $0 for each year, expected volatility of approximately 106% for each year, risk free interest rates of 5.83% and an expected life of five years. The weighted-average fair value of options granted was $0.06 for the year ended March 31, 1998.

[7] Closure of Irvine Studio

In the third quarter of the Company's fiscal year, management determined that despite its substantial efforts to increase the revenues of the Irvine Studio, it would be in the best interests of the Company to contain the negative cash flow incurred by the Company, by determining an exit plan for the Irvine Studio. In the fourth quarter of the fiscal year, the Company finalized its exit plan. Following lengthy negotiations with the landlord of the Irvine Studio, management reached an agreement with the landlord to close the Studio. The closure was effected without the payment of any additional amounts to the landlord. The Studio closed on April 22, 1998. Costs associated with the closure of the studio totaled $164,745 and included approximately $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio; $3,000 in termination payments to staff; $5,000 to remove equipment from the studio and vacate the premises; $7,000 in property tax obligations; and estimated additional operating costs of approximately $14,000 through to the date of closure. It is management's opinion that as of March 31, 1998, all costs associated with the closure of the Irvine Studio have been accrued.

[8] Commitments

Lease Agreements - The Company leases its CityWalk Studio premises under a five year lease, with an option to extend the lease for a period of seven years. The initial lease term expired on May 31, 1998 and the Company has exercised its option to renew the lease for a further seven years. The lease provides for an annual rental payment of $123,250 and the payment of 10% of annual store revenues in excess of $881,177. In addition, pursuant to the lease agreement, the Company pays annual allocated property taxes for the CityWalk Studio of approximately $600. Both the base rental amount and the percentage rental cut-in point are adjusted annually for changes in the consumer price index. The lease may be terminated by the lessor if the Company does not meet a minimum annual sales requirement of $587,000.

                                 OUT-TAKES INC.

[8] Commitments - (continued)

Future minimum lease payments under non-cancelable operating leases as of March 31, 1998 are shown in the table below.

         Year ended March 31
         -------------------
              1999                                 $ 123,250
              2000                                   123,250
              2001                                   123,250
              2002                                   123,250
              2003                                   123,250
              Thereafter                             267,041
                                                   ---------

              Total                                $ 883,291
                                                   =========

In the year to March 31, 1998 the Company paid $101,098 in rent for the Irvine Studio. Following closure of the Irvine Studio on April 22, 1998, the lease was terminated. There is no further obligation on the Company with respect to the lease.

The Company has a month to month commitment of $2,450 per month for corporate office space and a month to month commitment of $650 per month for storage facilities.

Total rental charged to operations for the fiscal years ended March 31, 1998, 1997 and 1996 is broken down as follows:
                                             1998         1997          1996
                                               $            $             $
              Base rental                  256,141      278,128       183,301
              Additional rent               13,351       62,287        56,862
                                          --------      -------      --------
                                          $269,492     $340,415      $240,163
                                          ========     ========      ========

The additional rent is a result of sales being in excess of the $881,177 sales threshold.

Consulting Agreement - the Company has a consulting agreement with an unaffiliated entity for the maintenance of the image technology at the CityWalk Studio. Effective October 1, 1997 the agreement provides for the payment of $50,000 per annum of consulting fees and a discretionary performance bonus of up to 10% of the fees paid. The agreement may be terminated by either party with a minimum of one month's notice. For the year ended March 31, 1998 the Company expensed $49,000 in payments to this unaffiliated entity.

[9] Net Loss Per Share

Net loss per share was calculated based on the weighted average shares outstanding during the year. Potential common shares have not been included as their inclusion would be antidilutive.

[10] Trademark Registrations and Patent Applications

The Company has registered the marks Out-Takes(R), So You Want to be in Pictures(R) , Photomation(R) and Create the Moment(R) with the U.S. Patent and Trademark Office and has registered the Out-Takes(R) service mark in Japan, in both Japanese and English.

[11] Income Taxes

As of March 31, 1998, the Company has a net operating loss carry forward of approximately $10,700,000. The ability to offset $8,275,000 of these losses against future taxable income has been restricted as a result of the change in control which occurred on June 28, 1995 when a majority shareholding in the Company was acquired by PCG. As of March 31, 1998, the Company has deferred tax assets of approximately $729,000 arising from these operating loss carry forwards which will expire in March, 2011. However, due to uncertainty as to whether the Company will generate income in the future sufficient to fully or partially utilize these loss carry forwards, an allowance of $729,000 has been established to offset this asset. The Company recorded an increase in its valuation allowance of $66,000 over the allowance at March 31, 1997.

                                 OUT-TAKES INC.

[12] Notes Payable

The Note Payable of $48,000 is unsecured and is due to a former financial consultant to the Company pursuant to a settlement agreement dated August 17,1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations.

The note holder has threatened to commence litigation, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cashflow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome.

[13] New Authoritative Pronouncements

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

[14] Going Concern

The Company commenced commercial operations on May 24, 1993 and as of May 29, 1998, the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the year ended March 31, 1998 was $482,207. The Company incurred a net loss of $1,082,306 for the year ended March 31, 1998 and has a working capital deficit as of March 31, 1998 of $918,299.

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

Management's plans include improving the revenues from the CityWalk Studio, continuing the reduction of expenses throughout the Company and continuing in its efforts to find suitable locations in which to open additional studios. There can be no assurance that management will be successful in these endeavors and if it is not, the Company will be dependent on the willingness and the ability of the major stockholder, PCG, to continue to provide additional financing and no assurance can be given that such additional financing will be provided.

[15] Impairment of Long-Lived Assets

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

                                 OUT-TAKES INC.

[15] Impairment of Long-Lived Assets (Continued)

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

Long term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ("SFAS") No. 121. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 1998, management expects these assets to be fully recoverable.

[16] Financial Instruments

The carrying amount of cash and notes payable approximates fair value.

[17] Subsequent Events

During the period April 1, 1998 to May 29, 1998 PCG provided an additional $15,000 of cash to assist the Company in funding its day to day operations, to enable the Company to make the required payments due to the former officers of the Company and to meet the expenses associated with the closure of the Irvine Studio. Certain subsidiaries of PCG have purchased, for a total of $20,000 cash, certain equipment with no book value.



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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is hereby incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission

                                    PART IV

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


(b)  Reports on Form 8-K

     Current Report on Form 8-K dated April 27, 1998.



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


                                 Out-Takes, Inc.





Dated: June 8, 1998               By: /s/ Peter C. Watt, President
                                      Peter C. Watt, President








        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                     Date





   /s/ Peter C. Watt        Chairman of the Board, President,   June 8, 1998
   -----------------        Chief Executive Officer, Principal
       Peter C. Watt        Financial Officer and Secretary
                            (Principal Executive Officer,
                            Principal Financial Officer and
                            Principal Accounting Officer)





   /s/ Michael C. Roubicek  Director                            June 8, 1998
   -----------------------
       Michael C. Roubicek