Form 10-Q
period 1998-06-30
OUT TAKES INC
filed 1998-08-11
CIK 889353

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 1998

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




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the issuer's Common Stock as of August 10, 1998 was 20,495,726.





------------------------------------------------------------------------------

                                 OUT-TAKES INC.

                         FORM 10Q - QUARTERLY REPORT FOR
                      QUARTERLY PERIOD ENDING JUNE 30, 1998



                                TABLE OF CONTENTS


                                                                          Page
PART 1   FINANCIAL INFORMATION


  ITEM 1 FINANCIAL STATEMENTS                                                1

         Balance Sheets
         As of June 30, 1998 and March 31, 1998  [Unaudited]                 1

         Statements of Operations [Unaudited] for the three months ended
         June 30, 1998 and 1997                                              2

         Statements of Stockholders' Equity [Unaudited] for the three months
         ended June 30, 1998                                                 3

         Statements of Cash Flows [Unaudited] for the three months ended
         June 30, 1998 and 1997                                              4

         Notes to Financial Statements [Unaudited]                           5



  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                                  7

         Overview                                                            7

         Results of Operations                                               8

         Liquidity and Capital Resources                                     9




PART II OTHER INFORMATION                                                   11


  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                   11



SIGNATURE                                                                   12

                                       PART 1
ITEM 1. FINANCIAL STATEMENTS
                                   OUT-TAKES INC.
                                   BALANCE SHEETS
                                    [Unaudited]
                                                      As of          As of
                                                  June 30, 1998  March 31, 1998
                                                  -------------  --------------
                                       Assets
Current Assets:
   Cash and Cash Equivalents                         $   38,024   $    23,044
   Inventory                                              6,149        10,082
   Prepaid Insurance                                      4,611         8,949
   Prepaid Taxes                                          1,832         3,005
   Other Current Assets                                  11,659         9,564
                                                     ----------   -----------
       Total Current Assets                          $   62,275   $    54,644

Plant and Equipment - Net                            $  150,252   $   204,148

Other Non-Current Assets:
   Deposits                                              21,423        27,048
                                                     ----------   -----------

       Total Non-Current Assets                      $  171,675   $   231,196
                                                     ----------   -----------

          Total Assets                               $  233,950   $   285,840
                                                     ==========   ===========

                        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable                                  $   33,480   $    31,173
   Accrued Payroll                                       13,263        22,047
   Accrued Expenses                                      95,929       108,819
   Accrued Interest - Related Party                      77,812        56,452
   Provision for Studio closure                           9,332        31,878
   Compensation Payable - Related Parties                     -         1,347
   Due to Related Party                                 766,814       721,227
                                                     ----------   -----------
       Total Current Liabilities                     $  996,630   $   972,943

Non-Current Liabilities:
   Note Payable                                      $   48,000   $    48,000
                                                     ----------   -----------
       Total Non-Current Liabilities                 $   48,000   $    48,000

Commitments                                          $        -   $         -

Stockholders' Equity (Deficit):
   Preferred Stock, par value $0.01 per share,
    5,000,000 shares authorized; none issued         $        -   $         -

   Common  Stock,  par value  $0.01 per  share,
     35,000,000  shares  authorized;
       20,788,122 shares issued of which 292,396
       shares are in Treasury                           207,882       207,882

   Capital in excess of par value                     9,907,630     9,905,430

   Accumulated Deficit                              (10,817,786)  (10,740,009)
                                                    -----------   -----------

       Totals                                      ($   702,274) ($   626,697)

   Less:  Treasury Stock - At Cost                     (108,406)     (108,406)
                                                    -----------  ------------

Total Stockholders' Equity (Deficit)               ($   810,680) ($   735,103)
                                                    -----------  ------------

          Total Liabilities and Stockholders'
           Equity                                   $   233,950   $   285,840
                                                    ===========   ===========


     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                              STATEMENTS OF OPERATIONS
                                     [Unaudited]


                               Three months ended

                                                June 30, 1998     June 30, 1997



Revenues                                         $   245,918       $   333,149
                                                 -----------       -----------


Cost of Revenues:

     Compensation and Related Benefits                90,672           140,276
     Depreciation and Amortization                    36,996           105,935
     Rent                                             30,915            64,726
     Other Cost of Revenues                           59,655            94,491
                                                 -----------       -----------

     Total Cost of Revenues                          218,238           405,428
                                                 -----------       -----------

          Gross Income / (Loss)                       27,680           (72,279)
                                                 -----------       -----------

General and Administrative Expenses:

     Compensation and Related Benefits                19,729            35,672
     Professional Fees                                34,703            32,153
     Management Fee - Related Party                    2,200                 -
     Rent of Offices                                  15,669             8,700
     Profit on disposal of plant and equipment       (20,000)                -
     Depreciation and Amortization                    16,900            22,294
     Other General and Administrative Expenses        14,919            30,285
                                                 -----------       -----------

     Total Expenses                                   84,120           129,104
                                                 -----------       -----------


          Loss from Operations                       (56,440)         (201,383)
                                                 -----------       -----------

Other Income (Expense):

     Interest Income                                      27                89
     Interest Expense - Related Parties              (21,364)           (8,842)
                                                 -----------       ------------

          Total Other Expense                        (21,337)           (8,753)
                                                 -----------       ------------


Net Loss                                         ($   77,777)      ($  210,136)
                                                  ==========        ==========



Net Loss Per Share                                $        -       ($     0.01)
                                                  ==========       ===========



Weighted Average Common
     Shares Outstanding                           20,495,726        20,495,726
                                                 ===========       ===========



     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     [UNAUDITED]



                                    Common Stock      Capital in
                                  Number of            Excess of   Accumulated   Treasury     Total
                                   Shares    Amount    Par Value     Deficit      Stock

  Balance - March 31, 1998       20,788,122 $ 207,882 $9,905,430  ($10,740,009)($108,406)   ($735,103)


  Management fee - related party         -          -      2,200             -         -        2,200

  Net Loss for the three months
  ended June 30, 1998                    -          -          -       (77,777)        -      (77,777)
                                 ---------  --------- ----------  ------------  --------    ---------


  Balance - June 30, 1998        20,788,122 $ 207,882 $9,907,630  ($10,817,786)($108,406)   ($810,680)
                                 ========== ========= ==========  ============= =========   ==========


    The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                               STATEMENT OF CASH FLOWS
                                     [UNAUDITED]

                                                           Three months ended
                                                                June 30,
                                                            1998         1997
Operating Activities:

  Net Loss                                             ($  77,777)  ($  210,136)
                                                        ---------   -----------

  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities:

     Depreciation and Amortization                      $  53,896    $  128,229
     Profit on Disposal of Plant and Equipment            (20,000)            -
     Management fee - related party                         2,200             -

  Changes in Assets and Liabilities:

   (Increase) Decrease in Assets:

     Due from Related Party                                     -         5,029
     Deposits                                               5,625         5,625
     Inventory                                              3,933         6,682
     Prepaid Insurance                                      4,338           715
     Prepaid Taxes                                          1,173         4,609
     Other Current Assets                                  (2,095)         (222)

   Increase (Decrease) in Liabilities:

     Accounts Payable                                       2,307        (7,385)
     Accrued Payroll                                       (8,784)      (12,488)
     Accrued Expenses                                     (12,890)           (5)
     Accrued Interest - Related Parties                    21,360         7,331
     Provision for Studio closure                         (22,546)            -
     Compensation Payable - Related Parties                (1,347)      (29,998)
                                                       -----------  ------------

   Total Adjustments                                   $   27,170   $   108,122
                                                       ----------   -----------

  Net Cash used in Operating Activities               ($   50,607) ($   102,014)
                                                       ----------   -----------

Investing Activities:

  Acquisition of Equipment and Leasehold Improvements  $        -   ($    1,619)
  Proceeds on Disposal of Plant and Equipment              20,000             -
                                                       ----------   -----------

  Net Cash used in Investing Activities                $   20,000   ($    1,619)
                                                       ----------   -----------

Financing Activities:

  Due to Related Party                                 $   45,587   $    55,000
                                                       ----------    ----------

  Net Cash provided by Financing Activities            $   45,587   $    55,000
                                                       ----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents   $   14,980  ($    48,633)

  Cash and Cash Equivalents - Beginning of Periods         23,044        70,908
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $   38,024   $    22,275
                                                       ==========   ===========

     The Accompanying Notes are an Integral Part of These Financial Statements.

                                   OUT-TAKES INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     [Unaudited]



[1] Summary of Significant Accounting Policies


Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-X and Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three month periods ended June 30, 1998 and 1997 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1998.



Plant and Equipment and Depreciation - The Company's plant and equipment is shown net of accumulated depreciation of $1,992,862 as of June 30, 1998, and $2,007,893 as of March 31, 1998.



[2] Net Loss Per Share

Net loss per share was calculated based on the weighted average number of shares outstanding during the periods. The 292,396 shares held in Treasury have not been included in the weighted average shares outstanding during the year as their inclusion would be anti-dilutive. The effect of outstanding stock options was not included in the calculations as their inclusion would also be anti-dilutive.



[3] Notes Payable

A note payable of $48,000 is due to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations.

The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cashflow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced.



[4] New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 changes how operating segments are reported in financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997 and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

                                   OUT-TAKES INC.

                            NOTES TO FINANCIAL STATEMENTS
                               [Unaudited, continued]
[5] Going Concern

The Company commenced commercial operations on May 24, 1993 and as of August 10, 1998 the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the three month period ended June 30, 1998 was $50,607. The Company incurred a net loss of $77,777 for the three month period ended June 30, 1998 and has a working capital deficit as of June 30, 1998 of $934,355.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations or to raise funds through debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include improving the revenues from the CityWalk Studio and continuing the reduction of expenses. There can be no assurance that management will be successful in these endeavors and if not, the Company will be dependent upon the willingness and the ability of the majority stockholder, Photo
Corporation Group Pty Limited ("PCG"), to continue to provide additional financing.

PCG has advised the Company that it is not committed to continue to fund the Company and may at any time decide that it will not advance any additional funds to the Company. In such event, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company. The Board of Directors has, accordingly, commenced exploration of alternative courses of action, to address this contingency.

[6] Related Party Transactions

Robert Shelton, Vice President Development and a Director of the Company, and Leah Peterson Shelton, Vice President Operations, ceased employment with the Company and Mr. Shelton also ceased as a director of the Company from and effective September 1, 1996.

Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 were paid over the period through April 17, 1998. The outstanding liability as of March 31, 1998 of $1,347 is presented on the balance sheet as "Compensation Payable Related Parties". Interest expense was incurred at the prime rate of interest (approximately 8.5%) and in the three months ended June 30, 1998, was $4.

The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

The amount Due to Related Party of $766,814 ($721,227 as of March 31, 1998) was advanced by PCG. The balance consists of $750,500 advanced to the Company and $16,314 of expenses paid by Photo Corporation of Australia Pty Limited ("PCA") a subsidiary of PCG, on behalf of the Company (March 31, 1998: $715,500 advanced to the Company and $5,727 of expenses paid on behalf of the Company). The funds advanced to the Company have been used predominantly to fund the day to day operations of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party is unsecured and is payable on demand. Interest expense is charged at a rate of 10% per annum and for the three months ended June 30, 1998, was $21,360. As of June 30, 1998, interest of $77,812 was accrued.

The weighted average interest rate on short term borrowings as of June 30, 1998 was approximately 10%.

[7] Capital Stock Transactions - Escrow Shares

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


Overview


The Company currently operates a photographic portrait studio, which opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company opened a second studio on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The Irvine Studio closed on April 22, 1998. The following table summarizes the Company's results for the three month periods ended June 30, 1998 and June 30, 1997.

                                                 Three months ended June 30,

                                                     1998           1997
                                                     ----           ----


Gross Sales Revenue                             $ 245,918         $ 333,149

Gross Income / (Loss)                              27,680           (72,279)

Net Loss for the Period                           (77,777)         (210,136)

Net Loss Per Share                                      -            ($0.01)

Closing Bid Price per Share
  of Common Stock                               $   0.011         $    0.06


As noted in the table presented above, the Company continues to operate at a net loss. The Irvine Studio incurred net losses of $1,058,283 from the date of opening in December 1995 until closure in April 1998. Management believes that the closure of the Irvine Studio will have a positive impact on the Company's operating results as no further losses will be incurred by the Irvine Studio. The Company's short term objectives are to improve revenues from the CityWalk Studio and continue the reduction of expenses. Notwithstanding, net losses are expected to continue unless and until the revenue stream from the CityWalk Studio increases substantially.

On April 22, 1998, following extensive negotiations with the landlord, the Company closed the Irvine Studio and the lease was terminated with no further obligations to the Company. Costs associated with the closure of the Irvine Studio totaled $164,745 and were accrued as of March 31, 1998. Included in the $164,745 was approximately a $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio and an estimated $14,000 additional operating losses for the period April 1, 1998, through the date of closure.

To assist the Company in funding its day to day operations, Photo Corporation Group Pty Limited ("PCG") provided the Company with $35,000 of cash during the period April 1, 1998 to August 10, 1998. In addition, effective December 1, 1996, PCG agreed not to charge management fees for services provided by it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years. The Company has recorded a capital contribution of $2,200 for management fees for the three months ended June 30, 1998 based upon management's belief that this represents the reasonable cost of doing business, for services performed by PCG personnel in the three month period ended June 30, 1998.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

The following table shows Revenues, Cost of Revenues and Gross Income/(Loss) during the three months ended June 30, 1998 and 1997, by studio.

                           June 30, 1998                 June 30, 1997
                     ------------------------   ----------------------

                    City Walk       Irvine           City Walk       Irvine,
                     Studio         Studio            Studio         Studio

Revenues             $ 245,918   $        -        $ 247,116       $ 86,033
                     ---------   ----------        ---------       --------

Cost of Revenues:
  Compensation and
   Related Benefits     90,672            -           84,980         55,296

  Depreciation and
   Amortization         36,996            -           42,688         63,247

  Rent                  30,915            -           35,158         29,568

  Other Cost of
  Revenues              59,655            -           57,181         37,310
                     ---------   ----------        ---------       --------


  Total Cost of
   Revenues            218,238            -          220,007        185,421
                     ---------   ----------        ---------       --------


  Gross Income/(Loss)$  27,680   $        -        $  27,109       ($99,388)
                     =========   ==========        =========       ========


In the fiscal quarter ended June 30, 1998, the Company generated $245,918 in revenues, compared to revenues of $333,149 during the same period last year, a net decrease of $87,231. Of this decrease, $86,033 is attributable to the closure of the Irvine Studio.

CityWalk Studio revenues remained consistent at $245,918 for the three months ended June 30, 1998 compared with $247,116 for the same period last year. Management continues to explore promotional opportunities to increase the Studio's sales.

Despite management's substantial efforts to increase the revenues from the Irvine Studio, management concluded in the fourth quarter of the year ended March 31, 1998 that the only way to stop the negative cashflow effect generated by the Irvine Studio was to close the Studio. Following lengthy negotiations with the Studio's landlord, the landlord agreed to allow the Company to terminate its lease at the Irvine Entertainment Center and the Company closed the Irvine Studio on April 22, 1998. The costs associated with the closure of the Studio totaled $164,745. This included approximately a $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio and approximately $14,000 in operating losses for the period from April 1, 1998 to the date of closure.

Cost of revenues decreased to $218,238 overall during the fiscal quarter ended June 30, 1998, compared to $405,428 for the same period last year. $185,421 of the $187,190 decrease is due to the closure of the Irvine Studio.

Cost of revenues for the CityWalk Studio remained constant for the two periods, decreasing by $1,769, or 1% in the fiscal quarter ended June 30, 1998 to $218,238 as compared to $220,007 in the same period last year. Cost of revenues, as a percentage of sales, remained constant between the two quarters at 89% of sales. Compensation and related benefits for the CityWalk Studio were $5,692 higher than in the fiscal quarter ended June 30, 1997, an increase of 7%. Depreciation for the CityWalk Studio was lower than the fiscal quarter ended June 30, 1997, by $5,692 as a consequence of many of the Studio's assets being fully depreciated by June 1998. Rent for the CityWalk Studio was lower than the fiscal quarter ended June 30, 1997 by $4,243. Rent of $35,158 for the quarter ended June 30, 1997 included approximately $780 per month for storage space rented at Universal CityWalk and parking permits. There were no such expenses in the quarter to June 30, 1998. Other cost of revenues for the CityWalk Studio increased by $2,474 or 4%. The CityWalk Studio earned gross income of $27,680 during the fiscal quarter ended June 30, 1998 compared to gross income of $27,109 for the same period last year, an increase of $571, or 2%.

Overall, the Company generated gross income of $27,680 during the fiscal quarter ended June 30, 1998 compared to a gross loss of $72,279 for the same period last year. The increase in gross income of $99,959 comprises the additional gross income of $571 generated by the CityWalk Studio and the fact that the Irvine Studio was closed and did not incur a gross loss similar to the $99,388 gross loss incurred for the three months to June 30, 1997.

General and administrative expenses decreased by $44,984 to $84,120 in the quarter ended June 30, 1998 from $129,104 in the same period last year, a decrease of 35%. Compensation and related benefits decreased by $15,943 to $19,729 as compared to $35,672 for the same period last year, a decrease of 45%. This decrease was predominantly the result of the cessation of employment of the Operations Manager in the quarter ended December 31, 1997. Professional fees increased in the fiscal quarter ended June 30, 1998 to $34,703 from $32,153 in the same period last year, an increase of $2,550 or 8%. Included in the $34,703 is approximately $11,000 of costs associated with engaging a consultant to assist with the training and development of the CityWalk Studio staff in an effort to increase the level of revenues generated by the CityWalk Studio. The prior year figure of $32,153 includes approximately $7,700 of costs associated with engaging a consultant in the quarter ended June 30, 1997 to work with staff at the Irvine Studio in an effort to expand the Studio's customer base and increase revenues. General and administrative expenses for the fiscal quarter ended June 30, 1998 include $2,200 of management fees. A capital contribution of $2,200 has been recorded to reflect the reasonable cost of doing business, for services performed by PCG personnel. There is no corresponding expense in the quarter ended June 30, 1997. Rent increased by $6,969 to $15,669 in the quarter ended June 30, 1998 from $8,700 for the quarter ended June 30, 1997. Included in the rent expense of $15,669 is $5,625 relating to the Irvine Studio. This represents the forfeiture of the security deposit held by the landlord in relation to the Irvine premises. Also included in the category of rent expense is the cost of the storage facility that the Company rents to temporarily store certain items of equipment, furniture and materials. During the quarter to June 30, 1998, the Company was advised that the storage facility was to close and the Company was required to find an alternative facility. Costs of approximately $1,300 were incurred to move all of the equipment, furniture and materials to another storage facility, located at 8540 Cedros Ave, Panorama City, California. During the quarter to June 30, 1998 the Company derived a profit on disposal of plant and equipment of $20,000. The Company sold to subsidiaries of PCG, certain items of equipment, deemed by management to be surplus following the closure of the Irvine Studio, for $20,000. This equipment originally cost $68,927 and at the time of sale had nil book value and an estimated market value of $20,000. Depreciation and amortization costs were lower by $5,394 as many of the fixed assets were fully depreciated by June 1998. Other general and administrative expenses decreased by $15,366 to $14,919 for the fiscal quarter ended June 30, 1998, compared to $30,285 for the same period last year.

The loss from operations of the Company for the three month period ended June 30, 1998 was $56,440, compared with a loss from operations for the three month period ended June 30, 1997, of $201,383, a decrease in the loss from operations of $144,943.

Interest charges totaling $21,364 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $8,842 of charges during the fiscal quarter ended June 30, 1997.

The net loss of the Company for the fiscal quarter ended June 30, 1998 was $77,777 as compared to a net loss of $210,136, incurred in the same period last year, a decrease in the net loss of $132,359.

As of June 30, 1998, the Company has net operating loss carry forwards of approximately $10.8 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the acquisition by PCG in June 1995 of in excess of 50% of the Common Stock of the Company. The losses will expire in March, 2011.

Liquidity and Capital Resources

On June 30, 1998, the Company had a working capital deficit of $934,355 as compared to a working capital deficit on March 31, 1998 of $918,299. The increase of $16,056 is attributable to the net loss from operations incurred in the three month period ended June 30, 1998.

Net cash used in operating activities was $50,607 for the three months ended June 30, 1998, compared to $102,014 for the same period last year. This decrease is primarily attributable to the reduction in the loss from operations for the three months ended June 30, 1998 compared with the three months ended June 30, 1997.

The Company currently has no specific commitments for capital expenditure.

The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations or to raise funds through debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include improving the revenues from the CityWalk Studio and continuing the reduction of expenses. There can be no assurance that management will be successful in these endeavors and if not, the Company will be dependent upon the willingness and the ability of the majority stockholder, PCG, to continue to provide additional financing. PCG has advised the Company that it is not committed to continue to fund the Company and may at any time decide that it will not advance any additional funds to the Company. In such event, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company. The Board of Directors has, accordingly, commenced exploration of alternative courses of action, to address this contingency.

In the three months ended June 30, 1998, $35,000 of funds were loaned to the Company by PCG for working capital requirements. No further amounts have been loaned to the Company in the period July 1, 1998 to August 10, 1998.

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




                                OUT-TAKES INC.





Dated: August 10, 1998          By:/s/ Peter C. Watt
                                   -----------------
                                    Peter C. Watt
                                    President and Principal Financial Officer