Form 10-Q
period 1998-09-30
OUT TAKES INC
filed 1998-12-09
CIK 889353

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.    20549

FORM  10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For  the  quarterly  period  ended  September  30,  1998

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
       OF  1934
       For  the  transition  period  from                   to                .

Commission  File  No.  0-21322
------------------------------

OUT-TAKES,  INC.
----------------
(Exact  name  of  registrant  as  specified  in  its  charter)

Delaware
--------
(State  or  other  jurisdiction  of  incorporation  or  organization)

No.  95-4363944
---------------
(I.R.S.  Employer  Identification  No.)

3811 Turtle Creek Boulevard, Suite 350, Dallas, Texas 75219
-----------------------------------------------------------
(Address  of  principal  executive  offices)

(214)  528-8200
---------------
(Registrant's  telephone  number,  including  area  code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[    ]  No                    [X]  Yes

The number of shares outstanding of the issuer's Common Stock outstanding as of November 12, 1998 was 20,495,726.

OUT-TAKES,  INC.
FORM  10Q  -  QUARTERLY  REPORT  FOR
QUARTERLY  PERIOD  ENDING  SEPTEMBER  30,  1998

INDEX




                                                                       Page
                                                                       ----



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheets as of September 30, 1998 and March 31, 1998
    (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
                                                                       ----

  Statements of Operations (Unaudited) for the three and six
    months ended September 30, 1998 and 1997. . . . . . . . . . . . .     6
                                                                       ----

 Statements of Stockholders' Equity (Unaudited) for the six months
    Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . .     8
                                                                       ----

  Statements of Cash Flows (Unaudited) for the six months ended
    September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . .     9
                                                                       ----

Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . .    10
                                                                       ----

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . .          13
                                                                       ----

 Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
                                                                       ----

  Results of Operations . . . . . . . . . . . . . . . . . . . . . . .    15
                                                                       ----

  Liquidity and Capital Resources . . . . . . . . . . . . . . . . . .    18
                                                                       ----

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    20
                                                                       ----

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
---------------------------------------------------------------------  ----

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS
            ---------------------
OUT-TAKES,  INC.
BALANCE  SHEETS
SEPTEMBER  30,  1998  AND  MARCH  31,  1998
(Unaudited)

ASSETS




                            September 30,   March 31,
                                 1998          1998
                            --------------  ----------



Current Assets
 Cash and cash equivalents  $       18,896  $   23,044
 Accounts receivable . . .          33,028           -
 Inventory . . . . . . . .           6,586      10,082
 Prepaid insurance . . . .           1,950       8,949
 Other current assets. . .          14,034      12,569
                            --------------  ----------

Total Current Assets . . .          74,494      54,644
                            --------------  ----------

Plant and Equipment, Net .         387,613     204,148
                            --------------  ----------

Other Assets
 Deposits and advances . .          63,069      27,048
 Organizational costs, net           2,131           -
                            --------------  ----------

Total Other Assets . . . .          65,200      27,048
                            --------------  ----------

TOTAL ASSETS . . . . . . .  $      527,307  $  285,840
--------------------------  ==============  ==========

                                        -4-
See accompanying notes to consolidated financial statements.

OUT-TAKES,  INC.
BALANCE  SHEETS
SEPTEMBER  30,  1998  AND  MARCH  31,  1998
(Unaudited)

LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)




                                                       September 30,     March 31,
                                                           1998            1998
                                                      ---------------  -------------



Liabilities
 Current Liabilities
  Accounts payable . . . . . . . . . . . . . . . . .  $      139,627   $     31,173
  Accrued payroll. . . . . . . . . . . . . . . . . .          10,386         22,047
  Accrued interest - related party . . . . . . . . .          90,508         56,452
  Accrued interest . . . . . . . . . . . . . . . . .           2,500              -
  Accrued expenses . . . . . . . . . . . . . . . . .          66,539        108,819
  Royalties payable. . . . . . . . . . . . . . . . .           4,913              -
  Provision for studio closure . . . . . . . . . . .               -         31,878
  Compensation payable - related parties . . . . . .               -          1,347
  Note payable, current portion. . . . . . . . . . .          80,556              -
  Due to related parties . . . . . . . . . . . . . .         927,680        721,227
                                                      ---------------  -------------
Total Current Liabilities. . . . . . . . . . . . . .       1,322,709        972,943
                                                      ---------------  -------------

Note payable . . . . . . . . . . . . . . . . . . . .          48,000         48,000
Note payable - Los Alamos Energy . . . . . . . . . .          26,016              -
Deposits . . . . . . . . . . . . . . . . . . . . . .           4,600              -
                                                      ---------------  -------------

Total Liabilities. . . . . . . . . . . . . . . . . .       1,401,325      1,020,943
----------------------------------------------------  ---------------  -------------


Stockholders' Equity (Deficit)
 Common stock, par value $0.01 per share,
  35,000,000 shares authorized; 20,788,122 shares
  issued of which 292,396; shares are in Treasury. .         207,882        207,882
 Preferred stock, par value $0.01 per share,
  5,000,000 shares authorized; none issued . . . . .               -              -
Capital in excess of par value . . . . . . . . . . .       9,913,230      9,905,430
Accumulated deficit. . . . . . . . . . . . . . . . .     (10,886,724)   (10,740,009)
                                                      ---------------  -------------

                                                            (765,612)      (626,697)
 Less: Treasury Stock, at cost . . . . . . . . . . .        (108,406)      (108,406)
----------------------------------------------------  ---------------  -------------

Total Stockholders' Equity (Deficit) . . . . . . . .        (874,018)      (735,103)
----------------------------------------------------  ---------------  -------------

Total Liabilities and Stockholders' Equity (Deficit)  $      527,307   $    285,840
----------------------------------------------------  ===============  =============

                                        -5-
See accompanying notes to consolidated financial statements.

OUT-TAKES,  INC.
STATEMENTS  OF  OPERATIONS
(Unaudited)


                                             For the Three Months Ended
                                                    September 30,
                                                    --------------
                                                 1998          1997
                                             ------------  ------------



Revenues. . . . . . . . . . . . . . . . . .  $   239,985   $   342,616
                                             ------------  ------------

Cost of Revenues
 Compensation and related benefits. . . . .       58,305       140,465
 Depreciation and amortization. . . . . . .        9,585       107,542
 Rent . . . . . . . . . . . . . . . . . . .       31,118        61,220
 Lease operating expense. . . . . . . . . .       50,091             -
 Other cost of revenues . . . . . . . . . .       65,118       106,362
                                             ------------  ------------
Total Costs of Revenues . . . . . . . . . .      214,217       415,589
                                             ------------  ------------

Gross Income (Loss) . . . . . . . . . . . .       25,768       (72,973)
                                             ------------  ------------

General and Administrative Expenses
 Compensation and related benefits. . . . .       28,724        40,231
 Professional fees. . . . . . . . . . . . .       56,771        24,053
 Management fee - related party . . . . . .        5,600             -
 Rent of offices. . . . . . . . . . . . . .       10,506         8,400
 Depreciation and amortization. . . . . . .        6,525        22,668
 Other expenses . . . . . . . . . . . . . .       26,802        25,530
                                             ------------  ------------
Total Expenses. . . . . . . . . . . . . . .      134,928       120,882
                                             ------------  ------------

Loss from Operations. . . . . . . . . . . .     (109,160)     (193,855)
                                             ------------  ------------

Other Income (Expense)
 Interest income. . . . . . . . . . . . . .           18            67
 Interest expense . . . . . . . . . . . . .       (1,250)         (326)
 Interest expense - related parties . . . .      (12,695)      (12,037)
 Gain on sale of assets . . . . . . . . . .       (1,061)            -
                                             ------------  ------------
Total Other Income (Expense). . . . . . . .      (14,988)      (12,296)
                                             ------------  ------------

Net Loss. . . . . . . . . . . . . . . . . .  $  (124,148)  $  (206,151)
                                             ============  ============


Net Loss Per Share. . . . . . . . . . . . .  $      (.01)  $      (.01)
                                             ============  ============

Weighted Average Common Shares Outstanding.   20,495,726    20,495,726
-------------------------------------------  ============  ============

                                        -6-
See accompanying notes to consolidated financial statements.

OUT-TAKES,  INC.
STATEMENTS  OF  OPERATIONS
(Unaudited)




                                     For  the  Six  Months  Ended
                                            September 30,
                                            -------------
                                          1998          1997
                                      ------------  ------------



Revenues . . . . . . . . . . . . . .  $   530,919   $   675,765
                                      ------------  ------------

Cost of Revenues
 Compensation and related benefits .      178,977       280,741
 Depreciation and amortization . . .       46,581       213,477
 Rent. . . . . . . . . . . . . . . .       62,033       125,946
 Lease operating expense . . . . . .       47,905             -
 Other cost of revenues. . . . . . .      124,773       200,853
                                      ------------  ------------
Total Costs of Revenues. . . . . . .      460,269       821,017
                                      ------------  ------------

Gross Income (Loss). . . . . . . . .       70,650      (145,252)
                                      ------------  ------------

General and Administrative Expenses
 Compensation and related benefits .       33,453        75,903
 Professional fees . . . . . . . . .      109,598        56,206
 Management fee - related party. . .        7,800             -
 Rent of offices . . . . . . . . . .       27,875        17,100
 Depreciation and amortization . . .       23,555        44,962
 Other expenses. . . . . . . . . . .       44,226        55,815
                                      ------------  ------------
Total Expenses . . . . . . . . . . .      246,507       249,986
                                      ------------  ------------

Loss from Operations . . . . . . . .     (175,857)     (395,238)
                                      ------------  ------------

Other Income (Expense)
 Interest income . . . . . . . . . .           45           156
 Interest expense. . . . . . . . . .       (2,883)         (326)
 Interest expense - related parties.      (34,059)      (20,879)
 Gain on sale of assets. . . . . . .       18,939             -
 Taxes . . . . . . . . . . . . . . .         (800)            -
                                      ------------  ------------
Total Other Income (Expense) . . . .      (18,758)      (21,049)
                                      ------------  ------------

Net Loss . . . . . . . . . . . . . .  $  (194,615)  $  (416,287)
                                      ============  ============

Net Loss Per Share . . . . . . . . .  $      (.01)  $      (.02)
                                      ============  ============

Weighted Average Common Shares
 Outstanding . . . . . . . . . . . .   20,495,726    20,495,726
------------------------------------  ============  ============

                                        -7-
See accompanying notes to consolidated financial statements.

OUT-TAKES,  INC.
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
(Unaudited)






                             Common Stock
                             ------------
                                                 Capital in
                           Number of              Excess of    Accumulated    Treasury
                             Shares     Amount    Par Value      Deficit       Stock       Total
                           ----------  --------  -----------  -------------  ----------  ----------



Balance,
 March 31, 1998 . . . . .  20,788,122  $207,882  $ 9,905,430  $(10,740,009)  $(108,406) $(735,103)
                           ----------  --------  -----------  -------------  ----------  ----------

Management fee -
 related party. . . . . .           -         -        7,800             -           -       7,800
                           ----------  --------  -----------  -------------  ----------  ----------

Net loss for the six
 months ended
 September 30, 1998 . . .           -         -            -      (194,615)          -    (194,615)

Elimination of subsidiary
 retained earnings. . . .           -         -            -        47,900           -      47,900
                           ----------  --------  -----------  -------------  ----------  ----------

Balance,
 September 30, 1998 . . .  20,788,122  $207,882  $ 9,913,230  $(10,886,724)  $(108,406)  $(874,018)
-------------------------  ==========  ========  ===========  =============  ==========  ==========

                                        -8-
See accompanying notes to consolidated financial statements.

OUT-TAKES,  INC.
STATEMENTS  OF  CASH  FLOWS
(In  thousands)
(Unaudited)


                                                             For the Six Months
                                                             Ended September 30,
                                                             -------------------
                                                             1998           1997
                                                             ----------  --------



Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $      (194,615)  $(416,287)
  Adjustments to reconcile net loss to net cash . . .
  used by operating activities: . . . . . . . . . .
      Depreciation and amortization . . . . . . . . .           91,159     258,439
      Gain on sale of assets. . . . . . . . . . . . .          (18,939)          -
      Management fee. . . . . . . . . . . . . . . . .            7,800           -
     (Increase) decrease in assets: . . . . . . . . .
        Prepaid royalties . . . . . . . . . . . . . .                -      (2,079)
        Accounts receivable . . . . . . . . . . . . .          (12,717)          -
        Deposits. . . . . . . . . . . . . . . . . . .             (375)     11,330
        Inventory . . . . . . . . . . . . . . . . . .            3,496       8,953
        Prepaid insurance . . . . . . . . . . . . . .            7,516       2,274
        Other current assets. . . . . . . . . . . . .             (615)    (11,917)
      Increase (decrease)in liabilities:. . . . . . .
        Accounts payable. . . . . . . . . . . . . . .           82,102     (43,795)
        Accrued payroll . . . . . . . . . . . . . . .          (11,661)    (15,441)
        Accrued expenses. . . . . . . . . . . . . . .          (90,499)      4,781
        Provision for studio closure. . . . . . . . .          (31,878)          -
        Accrued interest - related parties. . . . . .           34,056      18,184
        Accrued interest. . . . . . . . . . . . . . .            2,500           -
        Royalties payable . . . . . . . . . . . . . .            4,913           -
        Loan payable - related parties. . . . . . . .                -     (62,303)
        Due to related party. . . . . . . . . . . . .           39,527      23,956
                                                       ----------------  ----------
Net Cash Used by Operating Activities                          (88,230)   (223,905)
                                                       ----------------  ----------


Cash Flows from Investing Activities
  Proceeds from sale of property. . . . . . . . . . .           25,225           -
  Acquisition of equipment and leasehold improvements           (3,177)    (23,393)
                                                       ----------------  ----------
Net Cash Provided (Used) by Investing Activities. . .           22,048     (23,393)
                                                       ----------------  ----------


Cash Flows from Financing Activities
   Capital contributions. . . . . . . . . . . . . . .           46,921           -
   Distributions paid . . . . . . . . . . . . . . . .           (9,887)          -
   Due to related party . . . . . . . . . . . . . . .                -     215,000
   Proceeds from note payable . . . . . . . . . . . .           25,000           -
                                                       ----------------  ----------
Net Cash Flows From Financing Activities. . . . . . .           62,034     215,000
                                                       ----------------  ----------

Net Decrease in Cash and Cash Equivalents . . . . . .           (4,148)    (32,928)

Cash and Cash Equivalents at beginning of period. . .           23,044      70,908
                                                       ----------------  ----------

Cash and Cash Equivalents at end of period. . . . . .  $        18,896   $  38,610
-----------------------------------------------------  ================  ==========

                                        -9-
See accompanying notes to consolidated financial statements.

OUT-TAKES,  INC
NOTES  TO  FINANCIAL  STATEMENTS
FOR  THE  SIX  MONTHS  ENDED
SEPTEMBER  30,  1998  AND  1997
(Unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Basis  of  Presentation
-----------------------
The accompanying interim consolidated notes to financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-X and Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three-month periods ended September 30, 1998 and 1997 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These notes to financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1998.

Comparative  Statements
-----------------------
The balance sheet at March 31, 1998, and the statements of operations and cash flows for the three-month period ended September 30, 1997 have not been restated to reflect the acquisition of the Company's wholly owned subsidiary, Los Alamos Energy, LLC on August 31, 1998. As such, the presentations at
September  30,  1998  and  March  31,  1998  are  not  comparative.

Plant  and  Equipment  and  Depreciation
----------------------------------------
The Company's plant and equipment is shown net of accumulated depreciation of $2,045,090 as of September 30, 1998, and $2,007,893 as of March 31, 1998.

Nature  of  Operations  and  Principals  of  Consolidation
----------------------------------------------------------
On August 31, 1998, Out-Takes, Inc. entered into a Share Purchase Agreement to acquire all of the issued and outstanding equity interests of Los Alamos Energy, LLC, a California limited liability company ("LAE"). The purchase price of $4,000,000 was paid with a promissory note to LAE with an annual interest rate of 10%. The Note payments of principal and interest are to be made monthly until maturity, which is five years form the date of the agreement. This acquisition has been accounted for as an exchange between companies under common control; accordingly, the investment has been recorded at historical cost in a manner similar to a pooling of interest, and the face value of the note given has been adjusted down to the net equity value of LAE at the date of the exchange.

As discussed above, the consolidated financial statements at September 30, 1998 include the accounts of Out-Takes, Inc. and its wholly-owned subsidiary, LAE (collectively, the "Company"). Significant intercompany items and transactions have been eliminated in the consolidation.

Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Earnings  Per  Share  (SFAS  128)
---------------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares outstanding for the relevant period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Under SFAS 128, the computation of diluted EPS shall not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

Interim  Period  Financial  Statements
--------------------------------------
In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 1998 and 1997, and the results of operations and cash flows for the six months ended March 31, 1998 and 1997, respectively. Interim financial results are not necessarily indicative of operating results for the entire year.

New  Accounting  Pronouncements
-------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material effect upon the Company's financial condition or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 has been adopted by the Company for the year ended December 31, 1998. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.


NOTE  2  -  NOTES  PAYABLE
            --------------

A note payable of $48,000 is due to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations.

The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced in respect of such note, and counsel is unable to assess a possible outcome, should litigation be commenced.


NOTE  3  -  GOING  CONCERN
            --------------

The Company commenced commercial operations on May 24, 1993 and as of August 10, 1998 the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the six-month period ended September 30, 1998 was $88,230. The Company incurred a net loss of $194,615 for the six-month period ended September 30, 1998 and has a working capital deficit as of September 30, 1998 of $1,248,215.

The accompanying notes to financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations or to raise funds through debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include improving the revenues from the CityWalk Studio and continuing the reduction of expenses and expanding the activities of Los Alamos Energy to include direct service of consumer electricity. There can be no assurance that management will be successful in these endeavors, and if not, the Company will be required to seek additional capitalization from investors, which may or may not be successful.

If the Company is not able to obtain sufficient capital from operations and/or from additional investment, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company. The Board of Directors has, accordingly, commenced exploration of alternative courses of action, to address this contingency.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

Robert Shelton, Vice President Development and a Director of the Company, and Leah Peterson Shelton, Vice President Operations, ceased employment with the Company and Mr. Shelton also ceased as a director of the Company from and effective September 1, 1996.

Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 were paid over the period through April 17, 1998. The outstanding liability as of March 31, 1998 of $1,347 is presented on the balance sheet as "Compensation Payable Related Parties". The liability was paid off by September 30, 1998.

The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

The amount Due to Related Party of $927,680 ($721,227 as of March 31, 1998) includes $773,845 which was advanced by Photo Corporation Group Pty Ltd., the Company's largest shareholder ("PCG") and $153,835 advanced from Los Alamos Energy. The funds advanced to the Company have been used predominantly to fund the day to day operations of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party owed to PCG is unsecured and is payable on demand. Interest expense is charged at a rate of 10% per annum and for the six months ended September 30, 1998 was $34,059. As of September 30, 1998, interest of $90,508 was accrued. On September 1, 1998, the Company reached an agreement with PCG whereby PCG would receive shares of the Company's Series A Redeemable Preferred Stock in satisfaction of certain amounts owed it by the Company. The redemption value of the shares is $177,000. As of December 1998, the shares had not yet been created or issued to PCG.

The weighted average interest rate on short term borrowings as of September 30, 1998 was approximately 10%.


NOTE  5  -  CAPITAL  STOCK  TRANSACTIONS  -  ESCROW  SHARES
            -----------------------------------------------

In  March  1992,  1,900,000  shares  were  issued  to  the  Company's  founders
("Founders") and deferred compensation of $364,800 was recorded for the 1,900,000 shares. Included in the 1,900,000 shares were 1,150,000 shares issued to the Founders for services in connection with the incorporation of the Company. Accordingly, $220,800 was amortized as compensation expense in 1992. The remaining 750,000 shares of the Company's Common Stock were placed into escrow for the benefit of the Founders. As the Company's pre-tax earnings did not equal or exceed the required threshold level, in May of 1998 the Company requested that the shares be returned to the Company to be placed in Treasury. The notes to financial statements reflect the reversal of the deferred compensation attributable to these shares, however the share data will be adjusted as of the date the shares are returned.

NOTE  6  -  SUBSEQUENT  EVENTS
            ------------------

Effective  October  26,  1998,  the  Company  leased  substantially  all  of its remaining photographic assets, including leasehold interests, to an unrelated party. The Company will receive monthly rent equal to 7% of the gross revenues derived from the operation of the assets. [See: Management's Discussion and Analysis.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the historical financial statements of Out-Takes Inc., a Delaware corporation (the "Company") and notes thereto included elsewhere in this Form 10-QSB.

Overview
--------
The Company currently operates a photographic portrait studio, which opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California (the "CityWalk Studio"). The Company opened a second studio on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California (the "Irvine Studio"). The Irvine Studio closed on April 22, 1998. On August 31, 1998, in an effort to diversify its income-producing operations and take advantage of what management perceives to be a potentially more lucrative niche (the independent power production market) occassioned by the deregulation of the electric energy utility industry in California, the Company acquired all of the issued and outstanding equity interests in Los Alamos Energy, LLC ("LAE") in exchange for a promissory note. LAE is engaged in the collection and distribution of waste natural gas in the State of California, and the conversion of such natural gas into electricity which is then sold to retail providers of consumer electricity such as Pacific Gas & Electric. To further reduce the Company's exposure to the lack of profitability of its photographic business, on October 26, 1998, the Company entered into an agreement with Colorvision International, Inc. a Florida corporation ("CVI") to lease to CVI all of its photographic business assets. CVI is a privately-owned corporation based in Orlando, Florida which maintains approximately sixty (60) domestic and thirty-seven (37) foreign photographic business locations and, in the opinion of management, is better off to take advantage of building LAE's electricity production business. Under the terms of the lease, the Company will receive monthly rental payments equal to 7% of the gross revenues generated from the photographic assets. Periods presented prior to September 30, 1998 have not been restated to include the Company's wholly-owned subsidiary, LAE. As such, results of operations do not reflect the consolidated activities of both companies at September 30, 1997, and for the quarter and six months then ended, and are not comparative to September 30, 1998. This information will be restated in subsequent quarterly and annual reports. The following table summarizes the Company's results for the six month periods ended September 30, 1998 and 1997.


                                             For the Six Months Ended
                                                 September 30,
                                                 -------------
                                                1998        1997
                                             ----------  ----------



Gross sales revenue:

   Photographic Studio. . . . . . . . . . .  $ 447,665   $ 675,765
                                             ----------  ----------

   Energy distribution. . . . . . . . . . .     83,254           -
                                             ----------  ----------

Gross profit (loss):

   Photographic Studio. . . . . . . . . . .     65,301    (145,252)
                                             ----------  ----------

   Energy distribution. . . . . . . . . . .      5,349           -
                                             ----------  ----------

Net loss for the period . . . . . . . . . .  $(124,147)  $(416,287)
                                             ----------  ----------

Net loss per share. . . . . . . . . . . . .  $    (.01)  $    (.02)
                                             ----------  ----------

Closing bid price per share of common stock
-------------------------------------------

As noted in the table presented above, the Company continues to operate its photographic business at a net loss. The Irvine Studio incurred net losses of $1,058,283 from the date of opening in December 1995 until closure in April 1998. Management believes that the closure of the Irvine Studio had a positive impact on the Company's operating results as no further losses will be incurred by the Irvine Studio. The Company's short term objectives are to (1) use the asset rental agreement entered into with CVI to permit the Company to benefit from certain economic and other operating efficiencies which management believes CVI is able to bring to bear, and (2) develop the independent power production business engaged in by LAE, its wholly-owned subsidiary, in order to compete effectively in the niche created by the deregulation of the sale of electric power in the State of California. Notwithstanding, net losses are expected to continue unless and until the revenue stream from the CityWalk Studio and the operations of LAE can increase substantially.

To assist the Company in funding its day to day operations, Photo Corporation Group Pty Ltd ("PCG"), the Company's largest shareholder, provided the Company with $35,000 of cash during the period April 1, 1998 to August 10, 1998. In addition, effective December 1, 1996, PCG agreed not to charge management fees for services provided by it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years. The Company has recorded a capital contribution of $7,800 for management fees for the six months ended September 30, 1998 based upon management's belief that this represents the reasonable cost for services performed by PCG personnel in the six-month period ended September 30, 1998.

As reflected in the Company's Form 8-K filed in September 1998 following the acquisition of LAE, the Acquisition Agreement provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred (100) shares issued and outstanding as of such date. LAE contemplates that a significant number of persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company. Presently, management of LAE anticipates that, prior to the conversion of the Notes and after giving effect to the contemplated reverse stock split, the Company will issue approximately three million (3,000,000) additional shares of common stock, and that subsequent to completing the conversion, the Equity Holders and Interest Holders will own, in the aggregate, approximately two million eight hundred eighty thousand (2,880,000) shares of the Company's common stock, representing ninety percent (90%) of the total amount of common stock estimated to be issued and outstanding as of the date such conversion rights are exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results  of  Operations
-----------------------
Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997. As discussed previously, the Company acquired LAE on August 31, 1998.
Results of Operations for the six months ended September 30, 1998 include the consolidated activities of both companies.

The following table shows Revenues, Cost of Revenues and Gross Income (Loss) during the three months ended September 30, 1998 and 1997 by segment.

For  the  Three  Months  Ended  September  30,  1998
----------------------------------------------------

                                      Energy Distribution   Photographic Studios
                                     ---------------------  ---------------------

Revenues. . . . . . . . . . . . . .  $             38,238   $             201,747
                                     ---------------------  ---------------------
Cost of Revenues
 Compensation and related benefits.                     -                  58,305
 Depreciation and amortization. . .                     -                   9,585
 Rent . . . . . . . . . . . . . . .                     -                  31,118
 Lease operating expenses . . . . .                50,091                       -
 Other cost of revenues . . . . . .                     -                  65,118
                                     ---------------------  ---------------------
Total Cost of Revenues. . . . . . .                50,091                 164,126
                                     ---------------------  ---------------------

Gross Income (Loss) . . . . . . . .  $            (11,853)  $              37,621
-----------------------------------  =====================  =====================

For  the  Three  Months  Ended  September  30,  1997
----------------------------------------------------

                          City Walk Studio         Irvine Studio
                          ----------------         -------------
Revenues                  $        266,726         $      75,890
                          ----------------         -------------

Cost  of  Revenues
 Compensation  and  related
   Benefits                         86,554                 53,911
 Depreciation  and  amortization    42,475                 65,067
 Rent                               35,764                 25,456
 Other  cost  of  revenues          67,973                 38,389
                          ----------------         --------------
 Total Cost of Revenues            232,766                182,823
                          ----------------         --------------

 Gross Income (Loss)      $         33,960         $     (106,933)
                          ================         ==============

In the fiscal quarter ended September 30, 1998, the Company generated $239,985 in revenues, compared to revenues of $342,616 during the same period last year, a net decrease of $102,631. Revenues attributed to photographic studios declined $140,869 from the same period last year, primarily due to the closure of the Irvine Studio. To take advantage of certain economic and other operating efficiencies available to operators of multiple photographic studios, management arranged for the lease of all of the Company's photographic assets to CVI, in consideration of a fixed monthly rental equal to seven percent (7%) of the gross revenues generated by CVI from the use of such assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results  of  Operations  (Continued)
-----------------------
Despite management's substantial efforts to increase the revenues from the Irvine Studio, management concluded in the fourth quarter of the year ended March 31, 1998 that the only way to stop the negative cash flow effect generated by the Irvine Studio was to close the Studio. Following lengthy negotiations with the Studio's landlord, the landlord agreed to allow the Company to terminate its lease at the Irvine Entertainment Center and the Company closed the Irvine Studio on April 22, 1998. The costs associated with the closure of the Studio totaled $164,745. This included approximately a $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio and approximately $14,000 in operating losses for the period from April 1, 1998 to the date of closure.

Cost of revenues for the photographic business decreased to $214,217 overall during the fiscal quarter ended September 30, 1998, compared to $415,589 for the same period last year. $164,126 of the $201,372 decrease is due to the closure of the Irvine Studio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results  of  Operations  (Continued)
-----------------------
Cost of revenues for the CityWalk Studio remained constant for the two periods, decreasing by $68,640 or 29% in the fiscal quarter ended September 30, 1998 to $164,126 as compared to $232,766 in the same period last year. Cost of revenues, as a percentage of sales, remained relatively constant between the two quarters at 81% of sales compared to 87% for the same period last year.
Compensation and related benefits for the CityWalk Studio were $28,249 lower than in the fiscal quarter ended September 30, 1997, a decrease of 33%. Depreciation for the CityWalk Studio was lower than for the fiscal quarter ended September 30, 1997, by $32,890, as a consequence of many of the Studio's assets being fully depreciated by September 1998. Rent for the CityWalk Studio was lower than for the fiscal quarter ended September 30, 1997 by $4,646. Other costs of revenues for the CityWalk Studio decreased by $2,855, or 4%. The CityWalk Studio earned gross income of $37,621 during the fiscal quarter ended September 30, 1998 compared to gross income of $33,960 for the same period last year, an increase of $3,661 or 10%.

Overall, the Company generated gross income of $25,768 during the fiscal quarter ended September 30, 1998 compared to a gross loss of $72,973 for the same period last year. The increase in gross income of $47,205 comprises the additional gross income of $3,661 generated by the CityWalk Studio and the fact that the Irvine Studio was closed and did not incur a gross loss similar to the $106,933 gross loss incurred for the three months ended September 30, 1997. The increase is further attributed to revenues generated by the Company's newly acquired subsidiary, LAE.

General and administrative expenses increased by $14,046 to $134,928 in the quarter ended September 30, 1998 from $120,882 in the same period last year, an increase of 12%. Compensation and related benefits decreased by $11,507 to $28,724 as compared to $40,231 for the same period last year, a decrease of 29%. This decrease is due primarily to reduced compensation expense for the photographic studio of $26,507 coupled with increased compensation of $15,000 incurred by LAE. Professional fees increased in the fiscal quarter ended September 30, 1998 to $56,771 from $24,053 in the same period last year, an increase of $32,718 or 136%. General and administrative expenses for the fiscal quarter ended September 30, 1998 include $5,600 of management fees. A capital contribution of $5,600 has been recorded to reflect the reasonable cost of doing business, for services performed by PCG personnel. There is no corresponding expense in the quarter ended September 30, 1997. Rent increased by $2,106 to
$10,506 in the quarter ended September 30, 1998 from $8,400 for the quarter ended September 30, 1997. Depreciation and amortization costs were lower by $16,143 as many of the fixed assets were fully depreciated by September 1998. Other general and administrative expenses increased by $1,272 to $26,802 for the fiscal quarter ended September 30, 1998, compared to $25,530 for the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results  of  Operations  (Continued)
-----------------------
The loss from operations of the Company for the six month period ended September 30, 1998 was $175,857, compared with a loss from operations for the six month period ended September 30, 1997, of $395,238, a decrease in the loss from operations of $219,381.

Interest charges totaling $34,059 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $20,879 of charges during the fiscal quarter ended September 30, 1997.

The net loss of the Company for the fiscal quarter ended September 30, 1998 was $194,615 as compared to a net loss of $416,287, incurred in the same period last year, a decrease in the net loss of $221,672.

As of September 30, 1998, the Company has net operating loss carry forwards of approximately $10.8 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the acquisition by PCG in June 1995 of in excess of 50% of the Common Stock of the Company. The losses will expire in March 2011.

Liquidity  and  Capital  Resources
----------------------------------
On September 30, 1998, the Company had a working capital deficit of $1,248,215 as compared to a working capital deficit on March 31, 1998 of $918,299. The increase of $329,916 is attributable to the net loss from operations incurred in the six month period ended September 30, 1998.

Net cash used in operating activities was $88,230 for the six months ended September 30, 1998, compared to $223,905 for the same period last year. This decrease is primarily attributable to the reduction in the loss from operations for the three months ended September 30, 1998 compared with the six months ended September 30, 1997.

The  Company  currently  has  no  specific  commitments for capital expenditure.

The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations or to raise funds through debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include improving the revenues from the CityWalk Studio and continuing the reduction of expenses. There can be no assurance that management will be successful in these endeavors, and if not, the Company will be required to seek additional capitalization from investors, which may or may not be successful. If the Company is not able to obtain sufficient capital from operations and/or from additional investment, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company. The Board of Directors has, accordingly, commenced exploration of alternative courses of action, to address this contingency.

In the three months ended September 30, 1998, $25,000 of funds were loaned to the LAE by outside parties for working capital requirements.

Despite its working capital deficiency, the Company has maintained generally good relations with its vendors.

PART  II  -  OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)          Exhibits  -  None.

(b)          Reports  on  Form  8-K.

During the period ended September 30, 1998, the Company filed a report on Form 8-K covering the acquisition of LAE. Subsequent thereto, the Company filed a report on Form 8-K covering the asset lease by CVI (filed September 14, 1998).

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUT-TAKES,  INC
---------------
 (Registrant)



/s/  James  C.  Harvey
----------------------
James  C.  Harvey
President  and  Principal  Financial  Officer