Form 10QSB
period 1998-12-31
OUT TAKES INC
filed 1999-05-28
CIK 889353

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                        FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934
       For the transition period from      to                 .

                    Commission File No. 0-21322
           ------------------------------------------

                         OUT-TAKES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                           Delaware
   -------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)

                        No. 95-4363944
              ---------------------------------------
               (I.R.S. Employer Identification No.)

        3811 Turtle Creek Boulevard, Suite 350, Dallas, TX 75219
        --------------------------------------------------------
              (Address of principal executive offices)

                         (214) 528-8200
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X ] No          [  ] Yes

The number of shares outstanding of the issuer's Common Stock outstanding as of May 21, 1999 was 20,495,726.

                                 OUT-TAKES, INC.
                         FORM 10Q - QUARTERLY REPORT FOR
                    QUARTERLY PERIOD ENDING DECEMBER 31, 1998

                                      INDEX



                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
  Balance Sheets as of December 31, 1998 and March 31, 1998
    (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Statements of Operations (Unaudited) for the three and nine
    months ended December 31, 1998 and 1997 . . . . . . . . . . . . .     5
 Statements of Stockholders' Equity (Unaudited) for the nine months
    Ended December 31, 1998 and 1997. . . . . . . . . . . . . . . . .     7
  Statements of Cash Flows (Unaudited) for the nine months ended
    December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . .     8
Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . .     9
Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . .    14
 Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
  Results of Operations . . . . . . . . . . . . . . . . . . . . . . .    15
  Liquidity and Capital Resources . . . . . . . . . . . . . . . . . .    18
PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    20
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                         PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS
            ---------------------
                                 OUT-TAKES, INC.
                                 BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998
                                   (Unaudited)

                                     ASSETS



                            December 31,   March 31,
                                1998          1998
                            -------------  ----------
Current Assets
 Cash and cash equivalents  $           -  $   23,044
 Accounts receivable . . .         15,173           -
 Inventory . . . . . . . .              -      10,082
 Prepaid insurance . . . .              -       8,949
 Other current assets. . .          9,931      12,569
                            -------------  ----------

Total Current Assets . . .         25,104      54,644
                            -------------  ----------
Plant and Equipment, Net .        344,899     204,148
                            -------------  ----------
Other Assets
 Deposit and advances. . .         63,069      27,048
 Organizational costs, net          1,565           -
                            -------------  ----------

Total Other Assets . . . .         64,634      27,048
                            -------------  ----------
TOTAL ASSETS . . . . . . .  $     434,637  $  285,840
                            =============  ==========

            The accompanying notes are an integral
             part of these financial statements

                                 OUT-TAKES, INC.
                                 BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998
                                   (Unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                       December 31,    March 31, 1998
                                                           1998
                                                      --------------   --------------
Liabilities
 Current Liabilities
  Bank overdraft . . . . . . . . . . . . . . . . . .  $      13,298   $             -
  Accounts payable . . . . . . . . . . . . . . . . .        137,100            31,173
  Accrued payroll. . . . . . . . . . . . . . . . . .              -            22,047
  Accrued interest - related party . . . . . . . . .         90,508            56,452
  Accrued interest . . . . . . . . . . . . . . . . .          2,500                 -
  Accrued expenses . . . . . . . . . . . . . . . . .         65,767           108,819
  Royalties payable. . . . . . . . . . . . . . . . .          4,913                 -
  Provision for studio closure . . . . . . . . . . .              -            31,878
  Compensation payable . . . . . . . . . . . . . . .              -             1,347
  Note payable, current portion. . . . . . . . . . .         80,556                 -
  Joint venture payable. . . . . . . . . . . . . . .        153,835                 -
  Due to related parties . . . . . . . . . . . . . .        773,845           721,227
                                                      --------------  ----------------
Total Current Liabilities. . . . . . . . . . . . . .      1,322,322           972,943
Note payable . . . . . . . . . . . . . . . . . . . .         48,000            48,000
Deposits . . . . . . . . . . . . . . . . . . . . . .          4,600                 -
                                                      --------------  ----------------
Total Liabilities. . . . . . . . . . . . . . . . . .      1,374,922         1,020,943
                                                      --------------  ----------------
Stockholders' Equity (Deficit)
 Common stock, par value $0.01 per share,
  35,000,000 shares authorized; 20,788,122 shares
  issued of which 292,396 shares are in Treasury . .        207,882           207,882
 Preferred stock, par value $0.01 per share,
  5,000,000 shares authorized; none issued . . . . .              -                 -
Capital in excess of par value . . . . . . . . . . .      9,913,230         9,905,430
Accumulated deficit. . . . . . . . . . . . . . . . .    (10,952,991)      (10,740,009)
                                                      --------------  ----------------
                                                           (831,879)         (626,697)
 Less: Treasury Stock, at cost . . . . . . . . . . .       (108,406)         (108,406)
                                                      --------------  ----------------
Total Stockholders' Equity (Deficit) . . . . . . . .       (940,285)         (735,103)
                                                      --------------  ----------------
Total Liabilities and Stockholders' Equity (Deficit)  $     434,637   $       285,840
                                                      ==============  ================


            The accompanying notes are an integral
             part of these financial statements
                           Page 5

                                 OUT-TAKES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the Three Months
                                                Ended
                                             December 31,
                                     ---------------------------

                                          1998          1997
                                      ------------  ------------
Revenues . . . . . . . . . . . . . .  $   101,517   $   306,588
                                      ------------  ------------
Cost of Revenues
 Compensation and related benefits .       18,600       138,763
 Depreciation and amortization . . .       33,802       105,936
 Rent. . . . . . . . . . . . . . . .            -        56,397
 Lease operating expense . . . . . .       11,498             -
 Other cost of revenues. . . . . . .            -       106,652
                                      ------------  ------------
Total Costs of Revenues. . . . . . .       63,900       407,748
                                      ------------  ------------
Gross Income (Loss). . . . . . . . .       37,617      (101,160)
                                      ------------  ------------
General and Administrative Expenses
 Compensation and related benefits .       22,482        26,758
 Professional fees . . . . . . . . .       24,729        26,568
 Rent of offices . . . . . . . . . .        8,500         7,950
 Depreciation and amortization . . .       11,777        24,080
 Other expenses. . . . . . . . . . .       22,033        24,931
                                      ------------  ------------
Total Expenses . . . . . . . . . . .       89,521       110,287
                                      ------------  ------------
Loss from Operations . . . . . . . .      (51,904)     (211,447)
                                      ------------  ------------
Other Income (Expense)
 Interest income . . . . . . . . . .            -           162
 Interest expense. . . . . . . . . .         (235)            -
 Interest expense - related parties.            -       (14,787)
                                      ------------  ------------
Total Other Income (expense) . . . .         (235)      (14,625)
                                      ------------  ------------
Net Loss . . . . . . . . . . . . . .  $   (52,139)  $  (226,072)
                                      ============  ============
Net Loss Per Share . . . . . . . . .  $      (.01)  $      (.01)
                                      ============  ============
Weighted Average Common Shares
 Outstanding . . . . . . . . . . . .   20,788,122    20,495,726
                                      ============  ============


            The accompanying notes are an integral
             part of these financial statements
                           Page 6

                                 OUT-TAKES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months
                                                      Ended
                                                   December 31,
                                             --------------------------

                                                 1998          1997
                                             ------------  ------------
Revenues. . . . . . . . . . . . . . . . . .  $   632,436   $   982,353
                                             ------------  ------------
Cost of Revenues
 Compensation and related benefits. . . . .      197,577       419,504
 Depreciation and amortization. . . . . . .      101,406       319,413
 Rent . . . . . . . . . . . . . . . . . . .       62,033       182,343
 Lease operating expense. . . . . . . . . .       46,330             -
 Other cost of revenues . . . . . . . . . .      124,773       307,505
                                             ------------  ------------
Total Costs of Revenues . . . . . . . . . .      532,119     1,228,765
                                             ------------  ------------
Gross Income (Loss) . . . . . . . . . . . .      100,317      (246,412)
                                             ------------  ------------
General and Administrative Expenses
 Compensation and related benefits. . . . .       55,935       102,661
 Professional fees. . . . . . . . . . . . .      126,377        82,774
 Management fee - related party . . . . . .        7,800             -
 Rent of offices. . . . . . . . . . . . . .       36,375        25,050
 Depreciation and amortization. . . . . . .       35,332        69,042
 Other expenses . . . . . . . . . . . . . .       66,259        80,746
                                             ------------  ------------
Total Expenses. . . . . . . . . . . . . . .      328,078       360,273
                                             ------------  ------------
Loss from Operations. . . . . . . . . . . .     (227,761)     (606,685)
                                             ------------  ------------
Other Income (Expense)
 Interest income. . . . . . . . . . . . . .           45           318
 Interest expense . . . . . . . . . . . . .       (3,118)         (326)
 Interest expense - related parties . . . .      (34,059)      (35,666)
 Gain on sale of assets . . . . . . . . . .       18,939             -
 Taxes. . . . . . . . . . . . . . . . . . .         (800)            -
                                             ------------  ------------
Total Other Income (Expense). . . . . . . .      (18,993)      (35,674)
                                             ------------  ------------
Net Loss. . . . . . . . . . . . . . . . . .  $  (246,754)  $  (642,359)
                                             ============  ============
Net Loss Per Share. . . . . . . . . . . . .  $      (.02)  $      (.04)
                                             ============  ============
Weighted Average Common Shares Outstanding.   20,495,726    20,495,726
                                             ============  ============

            The accompanying notes are an integral
             part of these financial statements
                           Page 7

                                 OUT-TAKES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)





                             Common Stock
                           --------------------
                                                 Capital in
                           Number of              Excess of    Accumulated    Treasury
                             Shares     Amount    Par Value      Deficit       Stock       Total
                           ----------  --------  -----------  -------------  ----------  ----------
Balance,
 March 31, 1998 . . . . .  20,788,122  $207,882  $ 9,905,430  $(10,740,009)  $(108,406)
$(735,103)
Management fee -
 related party. . . . . .           -         -        7,800             -           -       7,800
Net loss for the nine
 months ended
 December 31, 1998. . . .           -         -            -      (246,754)          -    (246,754)

Elimination of subsidiary
 retained earnings. . . .           -         -            -        33,772           -      33,772
                           ----------  --------  -----------  -------------  ----------  ----------
Balance,
 December 31, 1998. . . .  20,788,122  $207,882  $ 9,913,230  $(10,952,991)  $(108,406)
$(940,285)
                           ==========  ========  ===========  =============  ==========
==========


      The accompanying notes are an integral part of these financial statements
                                                                   Page 8

                                 OUT-TAKES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine Months
                                                         Ended December 31,
                                                       ----------------------

                                                          1998        1997
                                                       ----------  ----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(246,754)  $(642,359)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization . . . . . . . . .    136,738     388,455
      (Gain) loss on sale of assets . . . . . . . . .    (18,939)          -
      Management fee. . . . . . . . . . . . . . . . .      7,800           -
     (Increase) decrease in assets:
        Prepaid royalties . . . . . . . . . . . . . .          -         (37)
        Accounts receivable . . . . . . . . . . . . .      4,931           -
        Deposits. . . . . . . . . . . . . . . . . . .       (375)     11,330
        Inventory . . . . . . . . . . . . . . . . . .     10,082      11,685
        Prepaid insurance . . . . . . . . . . . . . .     10,315        (375)
        Prepaid taxes . . . . . . . . . . . . . . . .          -       4,153
        Other current assets. . . . . . . . . . . . .      2,844      (1,192)
      Increase (decrease)in liabilities:
        Accounts payable. . . . . . . . . . . . . . .     31,375     (52,864)
        Accrued payroll . . . . . . . . . . . . . . .    (22,047)    (17,935)
        Accrued expenses. . . . . . . . . . . . . . .    (43,052)     21,283
        Provision for studio closure. . . . . . . . .    (31,878)          -
        Accrued interest - related parties. . . . . .     34,056      32,343
        Accrued interest. . . . . . . . . . . . . . .      2,500           -
        Royalties payable . . . . . . . . . . . . . .      4,913           -
        Joint venture payable . . . . . . . . . . . .    (11,744)          -
        Loan payable - related parties. . . . . . . .          -     (92,300)
        Compensation payable. . . . . . . . . . . . .     (1,347)          -
        Due to related party. . . . . . . . . . . . .     52,618      30,268
                                                       ----------  ----------
Net Cash Used by Operating Activities . . . . . . . .    (77,964)   (307,545)
                                                       ----------  ----------
Cash Flows from Investing Activities
  Proceeds from sale of property. . . . . . . . . . .     19,078           -
  Acquisition of equipment and leasehold improvements    (10,019)    (25,227)
                                                       ----------  ----------
Net Cash Provided (Used) by Investing Activities. . .      9,059     (25,227)
                                                       ----------  ----------
Cash Flows from Financing Activities
   Contributed capital. . . . . . . . . . . . . . . .      7,563           -
   Due to related party . . . . . . . . . . . . . . .          -     335,000
   Proceeds from note payable . . . . . . . . . . . .     25,000           -
                                                       ----------  ----------
Net Cash Flows Provided by Financing Activities . . .     32,563     335,000
                                                       ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents.    (36,342)      2,227
Cash and Cash Equivalents at beginning of period. . .     23,044      70,908
                                                       ----------  ----------
Cash and Cash Equivalents at end of period. . . . . .  $ (13,298)  $  73,135
                                                       ==========  ==========

            The accompanying notes are an integral
             part of these financial statements
                           Page 9

                                 OUT-TAKES, INC
                          NOTES TO FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Basis  of  Presentation
-----------------------
The accompanying interim consolidated notes to financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-X and Form 10-Q and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three month periods ended December 31, 1998 and 1997 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These notes to financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1998.

Comparative  Statements
-----------------------
The balance sheet at March 31, 1998, and the related statements of operations and cash flows for the three month periods ended December 31, 1997 have not been restated to reflect the acquisition of the Company's wholly owned subsidiary, Los Alamos Energy, LLC, on August 31, 1998. As such, the presentations at December 31, 1998 and March 31, 1998 are not comparative.

Plant  and  Equipment  and  Depreciation
----------------------------------------
The Company's plant and equipment is shown net of accumulated depreciation of $2,144,631 as of December 31, 1998, and $2,007,893 as of March 31, 1998.

Nature  of  Operations  and  Principles  of  Consolidation
----------------------------------------------------------
On August 31, 1998, Out-Takes, Inc. entered into a Share Purchase Agreement to acquire all of the issued and outstanding equity interests of Los Alamos Energy, LLC, a California limited liability company. The purchase price of $4,000,000 was paid with a promissory note to Los Alamos Energy, LLC with an annual interest rate of 10%. The Note payments of principal and interest are to be made monthly until maturity, which is five years from the date of the agreement. This acquisition has been accounted for as an exchange between companies under common control; accordingly, the investment has been recorded at historical cost in a manner similar to a pooling of interest, and the face value of the note given has been adjusted down to the net equity value of Los Alamos Energy, LLC at the date of the exchange, which was $26,016.

As discussed above, the consolidated financial statements at December 31, 1998 include the accounts of Out-Takes, Inc. and its wholly owned subsidiary, Los Alamos Energy, LLC (collectively, the Company). Significant intercompany items and transactions have been eliminated in consolidation.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------
Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Earnings  Per  Share  (SFAS  128)
---------------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Under SFAS 128, the computation of diluted EPS shall not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

Interim  Period  Financial  Statements
--------------------------------------
In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position as of December 31, 1998 and 1997, and the results of operations and cash flows for the nine months ended December 31, 1998 and 1997. Interim financial results are not necessarily indicative of operating results for the entire year.

New  Accounting  Pronouncements
-------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended March 31, 1999. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material effect upon the Company's financial condition or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 has been adopted by the Company for the year ended March 31, 1999. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.

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

Note  Payable  -  Radovich
--------------------------
This is an unsecured promissory note dated September 27, 1996. The note's original maturity date was thirty (30) days, no interest. The note's maturity date has been extended to December 31, 1999 without interest. Payable amount as of December 31, 1998 is $30,556.

Note  Payable  -  De  Simone
----------------------------
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty (60) days, 10% per annum simple interest. The note's maturity date has been extended to December 31, 1999 with interest. Payable amount as of December 31, 1998 is $25,000.

Note  Payable  -  Reeves
------------------------
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date has been extended to December 31, 1999 with interest. Payable amount as of December 31, 1998 is $25,000.

NOTE  3  -  GOING  CONCERN
            --------------
The Company commenced commercial operations on May 24, 1993 and as of April 26, 1999 the Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the nine month period ended December 31, 1998 was $30,948. The Company incurred a net loss of $246,754 for the nine month period ended December 31, 1998 and has a working capital deficit as of December 31, 1998 of $1,297,218.

The accompanying notes to financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations or to raise funds through debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include improving the revenues from the CityWalk Studio and continuing the reduction of expenses and expanding the activities of Los Alamos Energy, LLC to include direct service of consumer electricity. There can be no assurance that management will be successful in these endeavors and if not, the Company will be dependent upon its ability to raise external financing through investments or other means, none of which can be assured will happen.

            --------------

To the extent that it is unable to do so, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company. The Board of Directors is, accordingly, continuing to explore external means for financing of the Company's operations and becoming profitable, including by outsourcing the management of its photographic business and focusing on the expansion of the natural gas conversion to electricity and related activities of Los Alamos Energy, LLC, its wholly-owned subsidiary.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

Robert Shelton, Vice President Development and a Director of the Company, and Leah Peterson Shelton, Vice President Operations, ceased employment with the Company and Mr. Shelton also ceased as a director of the Company from and effective September 1, 1996.

Deferred salaries owing to Mr. Shelton and Mrs. Peterson Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 were paid over the period through April 17, 1998. The outstanding liability as of March 31, 1998 of $1,347 is presented on the balance sheet as "Compensation Payable Related Parties". The liability was paid off by December 31, 1998.

The Settlement and Mutual Release Agreement inter alia provides for Mr. Shelton and Mrs. Peterson Shelton to act as consultants to the Company as requested by the Company and as agreed to by them.

The amount Due to Related Party of $773,845 ($721,227 as of March 31, 1998) were funds advanced by Photo Corporation Group Party, Ltd. ("PCG"), the Company's largest shareholder. The funds advanced to the Company have been used predominantly to fund the day to day operations of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party owed to PCG is unsecured and is payable on demand. Interest expense is charged at a rate of 10% per annum and for the nine months ended December 31, 1998 was $34,059. As of December 31, 1998, interest of $90,508 was accrued. On September 1, 1998, the Company reached an agreement with PCG whereby PCG would receive shares of the Company's Series A Redeemable Preferred Stock in satisfaction of certain amounts owed it by the Company. The redemption value of the shares is $177,000. As of December 1998, the shares had not yet been created or issued to PCB, and no further interest has been accrued.

The weighted average interest rate on short term borrowings as of December 31, 1998 was approximately 10%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of Out-Takes Inc. ("the Company") and notes thereto included elsewhere in this Form 10-QSB.

Overview
--------
The Company currently leases a photographic portrait studio, which opened on May 24, 1993 at the MCA/Universal CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company opened a second studio on December 9, 1995 at The Entertainment Center at Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The Irvine Studio closed on April 22, 1998. On August 31, 1998, the Company acquired all of the issued and outstanding equity interests in Los Alamos Energy, LLC ("Los Alamos") in exchange for a promissory note. Los Alamos Energy, LLC is engaged in the collection and distribution of waste natural gas in the State of California. Los Alamos Energy, LLC gathers the gas and converts it into electricity which is then sold to other providers of consumer electricity such as Pacific Gas & Electric. On October 26, 1998, the Company entered into an agreement with an outside party to lease all of its photographic business assets. Under the terms of the lease, the Company will receive monthly rental payments equal to 7% of the gross revenues generated from the photographic assets. Periods presented prior to December 31, 1998 have not been restated to include the Company's wholly owned subsidiary, Los Alamos Energy, LLC. As such, results of operations do not reflect the consolidated activities of both companies at December 31, 1998, and for the quarter and nine months then ended, and are not comparative to December 31, 1998. This information will be restated in subsequent quarterly and annual reports. The following table summarizes the Company's results for the nine month periods ended December 31, 1998 and 1997.

                                            For the Nine Months Ended
                                                 December 31,
                                             ----------------------

                                                1998        1997
                                             ----------  ----------
Gross sales revenue:
   Photographic Studio. . . . . . . . . . .  $ 518,147   $ 982,353
   Energy distribution. . . . . . . . . . .    114,290           -
Gross profit (loss):
   Photographic Studio. . . . . . . . . . .    100,846    (246,412)
   Energy distribution. . . . . . . . . . .       (529)          -
Net loss for the period . . . . . . . . . .  $(246,742)  $(642,359)
Net loss per share. . . . . . . . . . . . .  $    (.02)  $    (.03)
Closing bid price per share of common stock  $     .04   $     .04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)
--------
As noted in the table presented above, the Company continues to operate at a net loss. The Irvine Studio incurred net losses of $1,058,283 from the date of opening in December 1995 until closure in April 1998. Management believes that the closure of the Irvine Studio will have a positive impact on the Company's operating results as no further losses will be incurred by the Irvine Studio. The Company's short term objectives are to improve revenues from the CityWalk Studio and continue the reduction of expenses. Notwithstanding, net losses are expected to continue unless and until the revenue stream from the CityWalk Studio increases substantially.

On April 22, 1998, following extensive negotiations with the landlord, the Company closed the Irvine Studio and the lease was terminated with no further obligations to the Company. Costs associated with the closure of the Irvine Studio totaled $164,745 and were accrued as of March 31, 1998. Included in the $164,745 was approximately a $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio and an estimated $14,000 additional operating losses for the period April 1, 1998 through the date of closure.

To assist the Company in funding its day to day operations, Photo Corporation Group Pty Limited ("PCG") provided the Company with $35,000 of cash during the period April 1, 1998 to August 10, 1998. In addition, effective December 1, 1996, PCG agreed not to charge management fees for services provided by it or its related parties pursuant to the Personnel Consulting Agreement with the Company dated June 28, 1995, for a period of two years. The Company has recorded a capital contribution of $7,800 for management fees for the nine months ended December 31, 1998 based upon management's belief that this represents the reasonable cost of doing business, for services performed by PCG personnel in the nine month period ended December 31, 1998.

Results of Operations
---------------------
Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997. As discussed previously, the Company acquired Los Alamos Energy, LLC on August 31, 1998. Results of Operations for the nine months ended December 31, 1998 include the consolidated activities of both companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
---------------------
The following table shows Revenues, Cost of Revenues and Gross Income (Loss) during the three months ended December 31, 1998 and 1997 by segment.

For the Three Months Ended December 31, 1998
--------------------------------------------


                                    Energy Distribution   Photographic Studios
                                    --------------------  ---------------------
Revenues . . . . . . . . . . . . .  $             31,036  $              70,481
                                    --------------------  ---------------------
Cost of Revenues
 Compensation and related benefits                     -                 18,600
 Depreciation and amortization . .                 7,005                 26,797
 Lease operating expense . . . . .                11,498                      -
                                    --------------------  ---------------------
Total Cost of Revenues . . . . . .                18,503                 45,397
                                    --------------------  ---------------------
Gross Income . . . . . . . . . . .  $             12,533  $              25,084
                                    ====================  =====================

For the Three Months Ended December 31, 1997
--------------------------------------------


                                   City Walk Studio    Irvine Studio    Traveling Studio
                                    --------------     -------------    ----------------
Revenues                            $      216,418     $      89,773    $            397
                                    --------------     -------------    ----------------
Cost of Revenues
 Compensation and related benefits         90,741            46,251                1,771
 Depreciation  and  amortization           42,688            63,096                  152
 Rent                                      31,360            23,037                2,000
 Other cost of revenues                    64,478            41,371                  803
                                   --------------     -------------     ----------------
Total Cost of Revenues                    229,267           173,755                4,726
                                   --------------     -------------     ----------------

     Gross Income (Loss)           $      (12,849)    $     (83,982)    $         (4,329)
                                   ==============     =============     ================

In the fiscal quarter ended December 31, 1998, the Company generated $101,517 in revenues, compared to revenues of $306,588 during the same period last year, a net decrease of $205,071. Revenues attributed to photographic studios declined $236,107 from the same period last year, primarily due to the closure of the Irvine Studio and leasing of the companies assets to CVI. Management continues to explore promotional opportunities to increase the Studio's sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
---------------------
Despite management's substantial efforts to increase the revenues from the Irvine Studio, management concluded in the fourth quarter of the year ended March 31, 1998 that the only way to stop the negative cash flow effect generated by the Irvine Studio was to close the Studio. Following lengthy negotiations with the Studio's landlord, the landlord agreed to allow the Company to terminate its lease at the Irvine Entertainment Center and the Company closed the Irvine Studio on April 22, 1998. The costs associated with the closure of the Studio totaled $164,745. This included approximately a $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio and approximately $14,000 in operating losses for the period from April 1, 1998 to the date of closure.

Cost of revenues decreased to $63,900 overall during the fiscal quarter ended December 31, 1998, compared to $407,748 for the same period last year. $173,755 of the $343,848 decrease is due to the closure of the Irvine Studio.

Cost of revenues for the CityWalk Studio decreased in the third quarter, decreasing by $183,870 or 81% in the fiscal quarter ended December 31, 1998 to $45,397 as compared to $229,267 in the same period last year. Cost of revenues, as a percentage of sale decreased during the quarter to 65% of sales compared to 106% for the same period last year. Compensation and related benefits for the CityWalk Studio were $72,141 lower than in the fiscal quarter ended December 31, 1998, a decrease of 80%. Depreciation for the CityWalk Studio was lower than the fiscal quarter ended December 31, 1998, by $15,891 as a consequence of many of the Studio's assets being fully depreciated by December 1998. Rent for the CityWalk Studio was lower than the fiscal quarter ended December 31, 1998 by $31,360. Other cost of revenues for the CityWalk Studio decreased by $64,478 or 100%. The CityWalk Studio earned gross income of $25,084 during the fiscal quarter ended December 31, 1998 compared to gross loss of $(12,849) for the same period last year, an increase of $37,933.

Overall, the Company generated gross income of $37,617 during the fiscal quarter ended December 31, 1998 compared to a gross loss of $101,160 for the same period last year. The increase in gross income of $138,777 comprises the additional gross income of $37,933 generated by the CityWalk Studio and the fact that the Irvine Studio was closed and did not incur a gross loss similar to the $83,982 gross loss incurred for the three months ended December 31, 1998. The increase is further attributed to revenues generated by the newly acquired subsidiary, Los Alamos Energy, LLC and the leasing of Out-Take's assets to CVI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
---------------------
General and administrative expenses decreased by $20,766 to $89,521 in the quarter ended December 31, 1998 from $110,287 in the same period last year, an decrease of 19%. Compensation and related benefits decreased by $2,029 to $24,729 as compared to $26,758 for the same period last year, a decrease of 8%. Professional fees decreased in the fiscal quarter ended December 31, 1998 to $24,729 from $26,568 in the same period last year, a decrease of $1,839 or 7%. Rent increased by $550 to $8,500 in the quarter ended December 31, 1998 from $7,950 for the quarter ended December 31, 1997. Depreciation and amortization costs were lower by $12,303 as many of the fixed assets were fully depreciated by December 1998. Other general and administrative expenses decreased by $2,898 to $22,033 for the fiscal quarter ended December 31, 1998, compared to $24,931 for the same period last year.

The loss from operations of the Company for the nine month period ended December 31, 1998 was $(227,761), compared with a loss from operations for the nine month period ended December 31, 1997, of $606,685, a decrease in the loss from operations of $403,134.

Interest charges totaling $34,059 were incurred on the loan from PCG and on the Compensation payable to former officers of the Company, compared with $35,666 of charges during the fiscal quarter ended December 31, 1997.

The net loss of the Company for the fiscal quarter ended December 31, 1998 was $246,754 as compared to a net loss of $642,359, incurred in the same period last year, a decrease in the net loss of $395,605.

As of December 31, 1998, the Company has net operating loss carry forwards of approximately $10.8 million. The ability to utilize $8.3 million of these losses to be offset against future taxable income is restricted as a result of the change in control arising from the acquisition by PCG in June 1995 of in excess of 50% of the Common Stock of the Company. The losses will expire in March 2011.

Liquidity and Capital Resources
-------------------------------
On December 31, 1998, the Company had a working capital deficit of $1,297,218 as compared to a working capital deficit on March 31, 1998 of $918,299. The increase of $378,919 is attributable mainly to the net loss from operations incurred in the nine month period ended December 31, 1998.

Net cash used in operating activities was $77,964 for the nine months ended December 31, 1998, compared to $307,545 for the same period last year. This decrease is primarily attributable to the reduction in the loss from operations for the three months ended December 31, 1998 compared with the nine months ended December 31, 1997.

The Company currently has no specific commitments for capital expenditure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
-------------------------------
The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations or to raise funds through debt and/or equity financing. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include improving the revenues from the CityWalk Studio and continuing the reduction of expenses. There can be no assurance that management will be successful in these endeavors and if not, the Company will be dependent upon its ability to raise external financing through investments or other means, none of which can be assured will happen. To the extent that it is unable to do so, it is likely that the Company will be unable to meet its current obligations, which may result in the commencement of insolvency proceedings with respect to the Company. The Board of Directors is, accordingly, continuing to explore external means for financing of the Company's operations and becoming profitable, including by outsourcing the management of its photographic business and focusing on the expansion of the natural gas conversion to electricity and related activities of Los Alamos Energy, LLC, its wholly-owned subsidiary."

Despite its working capital deficiency, the Company has maintained generally good relations with its vendors.

                   PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)          Exhibits  -  None.

(b)          Reports  on  Form  8-K  -  None.

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

                                                   OUT-TAKES,  INC
                                                   ---------------
                                                   (Registrant)



                                 /s/ James C. Harvey
                                 --------------------
                                 James C. Harvey
                                 President  and Chief Financial  Officer
                                 (Principal Financial and Accounting Officer)