Form 10-K
period 1999-03-31
OUT TAKES INC
filed 2000-03-07
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 1999
                                       OR
    [__]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            for the transition period from ____________to___________

                        Commission File Number: 0-21322

                                OUT-TAKES, INC.

                 (Name of small business issuer in its charter)

              Delaware                              95-4363944

  (State or other jurisdiction of        (I.R.S.  Employer Identification No.)
  incorporation or organization)

3811 Turtle Creek Blvd., Suite 350                    75219
Dallas, Texas                                         (Zip Code)

(Address of principal executive offices)

                   Issuer's telephone number: (214) 528-8200

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ___

The issuer's revenues for the most recent fiscal year were $637,450.

The aggregate market value of the voting stock held by non-affiliates as of March 31, 1999 and as of March 1, 2000 was $456,429.

The number of shares outstanding of the issuer's Common Stock as of March 31, 1999 and as of March 1, 2000 was 20,788,122.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated herein by reference into
Part II and Part III.

Transitional Small Business Disclosure Format (Check One):  Yes           No  X



------------------------------------------------------------------------------
                               OUT-TAKES, INC.

         FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                         Page
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       4

  ITEM 3.   LEGAL PROCEEDINGS                                             11

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                                   12

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       12

  ITEM 6.   SELECTED FINANCIAL DATA                                       13

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     13

  ITEM 8.   FINANCIAL STATEMENTS                                          21

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                           ****

PART III                                                                  ****

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                  ****

  ITEM 11.  EXECUTIVE COMPENSATION                                        ****

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                         ****

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                ****

PART IV                                                                   ****

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                              ****


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: that the information is of a preliminary nature and may be subject to further adjustment, the possible unavailability of financing, risks related to the development, acquisition and operation of power plants, the impact of avoided cost pricing, energy price fluctuations and gas price increases, the impact of curtailment, start-up risks, general operating risks, the dependence on third parties, risks associated with the power marketing business, changes in government regulation, the availability of natural gas, the effects of competition, the dependence on senior management, (xvii) volatility in the Company's stock price, fluctuations in quarterly results and seasonality, and other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

GENERAL

Out-Takes, Inc., a corporation incorporated in Delaware on March 18, 1992 ("the Company"), up until October 26, 1998, was engaged in the sale of photographic
portraits of children, adults  and  family  groups.   Until October 26, 1998,
the  Company   operated  a retail photo studio,  called  Out- Takes(R), which opened on May 24, 1993 and is located in MCA/ Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company had a
second  studio,   which  commenced  operations  on  December  1,  1995,  at  the
Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). As a result of management's continuing review of the poor performance of the Irvine Studio, management decided to close the Irvine Studio. The Irvine Studio ceased operations on April 22, 1998. The CityWalk studio employs proprietary hardware and software developed by, or specifically for, the Company which includes digital imaging technology and automated motion control equipment to position the studio camera and set subject lighting to the proper levels for each scene (collectively, the "Proprietary System"). Using the Proprietary System, the Company is able to place pictures it takes of its clients "into" still photographs prepared in advance from popular movie scenes and other backgrounds licensed by the Company.

On or about August 31, 1998, the Company acquired all of the issued and outstanding units of equity of Los Alamos Energy, LLC, which operates a 1 mega watt power plant in Los Alamos, California, which produces electricity from "waste gas," and shifted its business emphasis to that of electrical energy provider.

On or about October 26, 1998, the Company leased its photo studio assets to Colorvision International, Inc., completing the shift of its business focus to the providing of electrical energy.

LOS ALAMOS ENERGY

Los Alamos Energy was formed in June, 1996, for the purpose of becoming a principal electricity provider in the State of California. With the acquisition of Los Alamos Energy, the Company is engaged in a "niche" area of electricity production from "waste gas," natural gas which is produced in conjunction with oil production, but for which there is no market. Normally, waste gas is flared, or burned. The procurement of waste gas provides an inexpensive source of fuel for the Company's generators. The Company currently provides all of the electrical energy to the unincorporated town of Los Alamos, California, through Pacific Gas and Electric Company (PG&E), which is mandated by current law to purchase all the electrical energy that the Company can produce.

On August 31, 1998, the Company entered into a Share Purchase Agreement (the "Acquisition Agreement") whereby the Company acquired (the "Acquisition") all of the issued and outstanding equity interests in Los Alamos Energy, LLC, a California limited liability company ("LAE"). The purchase price to be paid for the equity interests of LAE is Four Million Dollars ($4,000,000), which was paid by Promissory Notes (the "Notes") to the holders of LAE equity (the "Equity Holders") calling for interest on all outstanding amounts to accrue at the rate of ten percent (10%) per annum. Payments of principal and accrued interest under the Notes shall be made monthly in arrears up to the maturity date, which is the fifth anniversary of the Notes. The Notes may be prepaid at any time without premium or penalty.

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

The indebtedness represented by the Notes is secured by (a) a Security Agreement, granting a first lien and security interest upon all of the assets of the Company; and (b) a pledge of the common stock of the Company held by Photo Corporation Group Pty Limited, an Australian corporation, which is the controlling stockholder of the Company. The stock pledge grants the Holders specific rights under certain circumstances, including the right to receive distributions made by the Company in respect of its common stock and the right to vote the pledged shares, for so long as the Notes are in force.

The purchase price to be paid by the Company for all of the issued and outstanding equity of LAE was negotiated based upon several factors, including, without limitation, the asset value of LAE and its projected income from operations based, in part, upon management's estimates of its natural gas reserves and its current contracts.

The Company is engaged in the sale of photographic portraits of children, adults and family groups. Prior to the acquisition, Out Takes derived substantially all of its revenue from a retail photographic studio, called OUT-TAKES , which opened on May 24, 1993 and is located in MCA/Universal's City Walk project in Los Angeles, California. LAE is engaged in the collection and distribution of natural gas from properties owned or leased by it in the State of California, and management of LAE intends to position LAE to become an important independent power producer, and to benefit as a principal provider of electricity to consumers in California and elsewhere as deregulation is implemented. LAE will be operated as a wholly-owned subsidiary of the Company.

THE MARKET

The power industry represents the third largest industry in the United States, with an estimated end-user market of over $250 billion of electricity sales in 1998 produced by an aggregate base of power generation facilities with a capacity of approximately 750,000 megawatts. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted at both the state and federal level to increase competition in the domestic power generation industry. Management believes that this increase in competition will benefit rather than harm the Company, because the Company will be free to sell its power to any customer, rather than to just PG&E, who is now obligated to buy all the power the Company can produce. Management expects that with the advent of dergulation, prices for power will increase over and above what it the Company is being paid
by PG&E.   The power generation industry historically has been largely characterized by electric utility monopolies producing electricity from old, inefficient, high-cost generating facilities selling to a captive customer base. Industry trends and regulatory initiatives have transformed the existing market into a more competitive market where end users purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public
utilities and others.   There is a significant need for additional power
generating capacity throughout the United States, both to satisfy increasing demand, as well as to replace old and inefficient generating facilities. Due to environmental and economic considerations, managment believes this new capacity will be provided predominantly by gas-fired facilities. Management believes that these market trends will create substantial opportunities for efficient, low-cost power producers that can produce and sell energy to customers at competitive rates.

In addition, as a result of a variety of factors, including deregulation of the power generation market, utilities, independent power producers and industrial companies are disposing of power generation facilities. To date, numerous utilities have sold or announced their intentions to sell their power generation facilities and have focused their resources on the transmission and distribution segments. Many independent producers operating a limited number of power plants are also seeking to dispose of their plants in response to competitive pressures, and industrial companies are selling their power plants to redeploy capital in their core businesses.

STRATEGY

The Company's strategy is to expand its existing power plant to 4 mW, and to further expand its power producing capacity by exploring acquisition opportunities in the power market, by exploring opportunities that exist to merge with other similarly situated small electrical power production companies which produce electrical energy from waste gas, in order to expand its current power production capacity, and to capture more of a market share of this growing industry, which the Company predicts will increase with the advent of deregulation of the power industry.

DESCRIPTION OF FACILITIES

The Company has purchased all of the natural gas reserves on the Blair Oil and Gas Field ("the field"), which is located adjacent to the unincorporated town of Los Alamos, California, on Rancho El Roblar, approximately 60 miles north of Santa Barbara along US 101, and which is operated by Texaco. The field has 15 oil wells producing approximately 500 barrels of oil per day, and from which approximately one million cubic feet (1073 BTU) of natural gas was being flared. The gas recoverable reserve is estimated to be sufficient to provide electrical production for the next several years.

During 1986, the Blairs entered into an agreement with American Cogenics of California ("ACI") to convert the waste gas into electricity, and two gas driven, CAT G398T generator sets ("Gensets"), each respectively 550 kilowatts and 600 kilowatts, were installed, from which electricity was generated and sold to PG&E, pursuant to a power purchase agreement, dated November 28, 1988 (the "PG&E contract"). In early 1995, the Santa Barbara County Air Pollution Control District ("APCD") shut down the operation due to emissions violations.

During October, 1996, Los Alamos Energy consummated the purchase and sale agreement with American Cogenics of California ("ACI"), dated August 28, 1996, and acquired the rights to the gas, the two Gensets, the PG&E contract, the FERC certification, and power purchase agreement with Texaco, and brought the equipment into APCD compliance.

When the Gensets were initially installed, there were only a few wells producing oil and gas on the field. Since that time, production has increased from about 150 MCFD to about 1,000 MCFD currently, providing the potential of adding more generators to increase the Company's current capacity from 1 mega watt (1 mW) to 4mW, at an estimated cost of $1.2 million to $1.5 million.

GOVERNMENT REGULATION

The Company is subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its energy generation facilities. Federal laws and regulations govern transactions by electrical and gas utility companies, the types of fuel which may be utilized by an electric generating plant, the type of energy which may be produced by such a plant and the ownership of a plant. State utility regulatory commissions must approve the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from independent producers and sell retail electric power. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power plants. Energy producing projects also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have both state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

FEDERAL ENERGY REGULATION

As described below, the exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Company and its competitors. The project that the Company currently owns meet the requirements under PURPA to be a Qualifying Facilities and will be maintained on that basis. Additionally, managment expects regulatory impositions on power marketing operations to be minimal under existing regulatory standards.

PURPA

The enactment of the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and the adoption of regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of small power facilities (those having a capacity of less than 80 megawatts.) A domestic electtricity generating project must be a Qualifying Facility ("QF") under FERC regulations in order to take advantage of certain rate and
regulatory incentives provided by PURPA>   PURPA exempts QF's from most
provisions of the Federal Power Act ("FPA") and, except under certain limited cicrcumstances, state laws concerning rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of thermal energy (such as steam) which is used for a purpose other than power generation, (ii) meet certain energy operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled or more than 50% owned by an electric utility or electric utility holding company, or any combination thereof.

PURPA provides two primary benefits to Qualifying Facilities owned and operated by non-utility generators. First, Qualifying Facilities under PURPA are exempt from certain provisions of PUHCA, the Federal Power Act (the "FPA") and, except under certain limited circumstances, state laws respecting rate and financial regulation. Second, PURPA requires that electric utilities purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and that the utility sell back-up power to the Qualifying Facility on a non-discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." The FERC regulations also permit Qualifying Facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. Although public utilities are not required by PURPA to enter into long-term contracts, PURPA helped to create a regulatory environment in which it has become more common for such contracts to be negotiated or executed through selective procurement or competitive bidding. If Congress amends PURPA, the statutory requirement that an electric utility purchase electricity from a Qualifying Facility at full avoided costs could be eliminated. Although current legislative proposals specify the honoring of existing contracts, repeal of the statutory purchase requirements of PURPA going forward could increase pressure to renegotiate existing contracts. Any changes which result in lower contract prices could have an adverse effect on the Company's operations and financial position. See Competition.

PUHCA

Under the Public Utility Holding Company Regulation ("PUHCA"), any person (defined by PUHCA to include corporations and partnerships and other legal entities) which owns or controls ten percent or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the Securities and Exchange Commission (the "Commission") and regulation under PUHCA, unless such person is eligible for an exemption, such as is available to Qualifying Facilities under PURPA, or as established elsewhere under PUHCA. A registered holding company is required by PUHCA to limit its operation to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system.

THE ENERGY ACT

Congress passed the Energy Act to promote further competition in the development of new wholesale power generation sources. Through amendments to PUHCA, the Energy Act encourages the development of independent power projects which will be certified by the FERC as exempt wholesale generators ("EWGs"). The owners or operators of these facilities are exempt from the provisions of PUHCA. The Energy Act also provides the FERC with extensive new authority to order electric utilities to provide other electric utilities, Qualifying Facilities and independent power projects with access to their transmission systems. However, the Energy Act does preclude the FERC from ordering transmission services to retail customers and prohibits sham wholesale energy transactions which appear to provide wholesale service, but actually are providing service to retail customers.

A company engaged in the ownership or operation of electric power generation and transmission facilities faces certain types of regulation for its international activities. The principal regulatory consideration for international projects is PUHCA, since it is broadly applicable to the ownership and operation of power facilities (including generation and transmission facilities) both inside and outside of the United States. For international projects, the principal basis for exemption from PUHCA is by obtaining EWG status from the FERC. EWG status is even more beneficial for international projects because, although EWGs are not permitted to make retail sales in the United States, retail sales by EWGs are generally allowed in international markets. Another way to obtain an exemption from PUHCA for foreign ownership and operation activities is by filing a foreign utility company determination ("FUCO") with the Commission. However, FUCO filings are less frequently used, because unlike EWGs, no formal regulatory order is issued confirming the status of a FUCO, and more rigorous state commission scrutiny is entailed.

Structuring the Company's activities to ensure that it is not a "holding company" of a "public utility company" under PUHCA is also important in providing financing and financial reporting flexibility to the Company. The cogeneration facilities owned by the Company, or in which the Company has investments, are Qualifying Facilities under PURPAthe Company has also pursued the development of independent power projects which will not qualify for the benefits provided by PURPA, which could subject these projects to PUHCA jurisdiction. To avoid such a consequence, the Company will structure its participation in independent power projects in a manner to qualify for exemptions under PUHCA provided by the Energy Act. Such structures will permit the Company to take ownership positions in a number of independent power project projects.

FPA

The Federal Power Act ("FPA") grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides the FERC with ongoing as well as initial jurisdiction, enabling the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or on rates that are determined through competitive bidding or negotiation on a market basis.

Although Qualifying Facilities under PURPA are exempt from rate-making and certain other provisions of the FPA, independent power projects and certain power marketing activities are subject to the FPA and to the FERC's rate-making jurisdiction.

Utilities are not obligated to purchase power from projects subject to regulation by the FERC under the FPA because they do not meet the requirements of PURPA. However, because such projects would not be bound by PURPA's thermal energy use requirement, they may have greater latitude in site selection and facility size. The project currently owned or operated by the Company as a Qualifying Facility under PURPA is exempt from the FPA. FERC has significantly relaxed the rules under which power marketers and independent power producers can sell or market power. With approval from FERC, such entities, with certain exceptions, are exempted from cost-based rates and can make all sales at market-based rates set through negotiations. The independent power project in which the Company currently participates have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interest in such projects.


CHANGES IN FEDERAL REGULATIONS

Historically in the United States, regulated and government-owned utilities have been the only significant producers of electric power for sale to third parties. The energy crisis of the 1970s led to the enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), which encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. In addition, PURPA and its implementing regulations created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electric power generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). See "Regulatory Matters -- Energy Regulation."

As a result of PURPA, a significant market for electric power produced by independent power producers such as the Company developed in the United States. In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the Public Utility Holding Company Act of 1935 ("PUHCA") to create new exemptions from PUHCA for independent power producers selling electric energy at wholesale, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA. Implementation of federal and state policies resulting in increased availability of transmission access for wholesale and retail transactions could create additional markets and competition for electricity power sales.

The Company believes it is possible that changes in PURPA, PUHCA and other related federal statutes may occur in the next several years. The nature and impact of such changes on the Company's projects operations and contracts is unknown at this time. The Company is actively monitoring these developments directly and through industry trade groups to determine such impacts as well as to evaluate new business opportunities created by restructuring of the electric power industry. Depending on the outcome of these legislative matters, changes in legislation could have an adverse effect on current contract prices.


STATE REGULATION

State public utility commissions, pursuant to state legislative authority, have jurisdiction over how any new federal initiatives are implemented in each state and have broad jurisdiction over regulated independent power projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. Such jurisdiction would include the issuance of certificates of public convenience and necessity to construct a facility as well as regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. Although the FERC generally has exclusive jurisdiction over the rates charged by an independent power project to its wholesale customers, state public utility commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state.

In the State of California, restructuring legislation was enacted in September 1996 and was implemented in 1998. This legislation established an Independent Systems Operator ("ISO") responsible for centralized control and efficient and reliable operation of the state-wide electric transmission grid, and a Power Exchange responsible for an efficient competitive electric energy auction open on a non-discriminatory basis to all electric services providers. Other provisions include the quantification and qualification of utility stranded costs to be eligible for recovery through competitive transition charges ("CTC"), market power mitigation through utility divestiture of fossil generation plants, the unbundling and establishment of rate structure for historical utility functions, the continuation of public purpose programs and issues related to issuance of rate reduction bonds.

The California Energy Commission ("CEC") and Legislature have responsibility for development of a competitive market mechanism for allocation and distribution of funds made available by the legislation for enhancement of in-state renewable resource technologies and public interest research and development programs. Funds are to be available through the four-year transition period to a fully competitive electric services industry.

In addition to the significant opportunity provided for power producers such as the Company through implementation of customer choice (direct access), the California restructuring legislation both recognizes the sanctity of existing contracts, provides for mitigation of utility horizontal market power through divestiture of fossil generation and provides funds for continuation of public services programs including fuel diversity through enhancement for in-state renewable technologies (includes geothermal) for the four-year transition period to a fully competitive electric services industry.


TRANSMISSION AND WHEELING

Energy-producing projects that sell power to customers which are not geographically located near the project require that the project have the capability of transmitting its power over utility power transmission grids to the purchaser ("wheeling"). The FERC and state utility regulatory commissions have jurisdiction over the wheeling of power to remote users; the prices and related terms and conditions of wheeling in interstate commerce are regulated by the FERC. At the moment, the Company's customers being serviced by Los Alamos Energy are in the same geographical area as the Company's power plant.

The PUCT has promulgated rules that require affected utilities to provide wheeling service. These rules are in effect in the Electrical Reliability Counsel of Texas system and the new transmission access provisions of the Energy Act do not alter that federal and state jurisdictional balance.

Rules adopted at the FERC and a number of state utility regulatory commissions require utilities to grant power producers increased access to transmission and wheeling. The provisions of the Energy Act increase such access. The Energy Act supports increased transmission access, and in April 1996 the FERC adopted rules (Order 888) to expand significantly transmission service and access and provide alternative methods of pricing for transmission services. Upon promulgation of the final rule by the FERC (and the PUCT for ERCOT), the interstate transmission grid in the continental United States was opened to all qualified persons that seek transmission services to wheel wholesale power. Utilities are required to provide transmission customers non-discriminatory open access to their transmission grids with rates, terms, and conditions comparable to that which the utility imposes on itself. This provides the Company with increased opportunities to sell and market the power produced by its independent power projects. It also increases competition on a nationwide basis between traditional and non-traditional power generators, such as the Company.

ENVIRONMENTAL REGULATION

The construction and operation of domestic and international energy and fuel producing projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to the Company and projects in which it participates primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation, noise regulation and a comprehensive Environmental Impact Assessment which includes evaluation of the facility's impact on air, water, ecology, human health and socioeconomic factors. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a project and can be time-consuming and difficult. Each energy-producing project requires technology and facilities which comply with federal, state and local requirements and sometimes extensive negotiations with administrative agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects.

The Company monitors environmental standards and evaluates its selection of technology to ensure that applicable standards are being met. Based on current trends, the Company expects that environmental and land use regulation will become more stringent. Accordingly, the Company plans to continue to place a strong emphasis on the development and use of state-of-the-art technology to minimize potential impacts on the environment. In addition, the Company has developed expertise and experience in obtaining necessary licenses, permits and approvals.

In November 1990, comprehensive amendments to the Clean Air Act were enacted (the "1990 Amendments"). The first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expand the scope of federal regulations and enforcement in several significant respects. In particular, provisions relating to non-attainment, air toxics, permitting, enforcement and acid deposition may affect the Company's domestic projects. The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrogen oxides that may be emitted by a project. These emissions may be a cause of "acid rain." The project the Company owns, operates or plan's to investment in are, or will be fueled by natural gas and are not expected to be significantly affected by the acid rain provisions of the 1990 Amendments.

One of the key elements of the 1990 Amendments is the inclusion of an operating permit program in Title V. This program is intended to establish a central point in tracking all applicable air quality requirements for every source required to obtain a permit under the Clean Air Act. Final regulations implementing these provisions were issued by the EPA in 1992. These regulations created minimum requirements for the operating permit program. Each state was required to submit a program for its implementation of the regulations for approval to the EPA. The Company is required to submit complete operating permit applications to those states in which it has operating projects which meet the applicability standards under the 1990 Amendments.

PHOTO STUDIO BUSINESS

Prior to the acquisition of Los Alamos Energy, the Company's principal business was running a digital portrait photo studio in Universal City Walk, Universal City, California.

Effective as of October 26, 1998, Out-Takes, Inc., a Delaware corporation (the "Company") has entered into an Asset Lease Agreement (the "Lease")
with Colorvision International, Inc., a Florida corporation ("CVI"), pursuant to which CVI will lease certain assets of the Company described in the Lease and held at the Company's photographic studio located on Universal City Walk, Universal City, California and certain other locations (the "Leased Assets"). The Leased Assets constitute substantially all of the photographic business assets owned by the Company. Along with the lease of the Leased Assets, the Company assigned to CVI its interests in the Business Lease (the "Studio Lease"), dated as of November 13, 1992, between the Company and MCA Development Company, a division of MCA, Inc. (the
"Landlord"), in which most of the Leased Assets  are  used.    Although  CVI
has agreed to be responsible for all of the Company's liabilities under the Lease, and has indemnified the Company against any liabilities arising under the Lease from the date of its assignment to CVI, the Company remains contingently liable for its obligations to the Landlord under the Studio Lease notwithstanding CVI's express assumption of those liabilities.
The  Studio  Lease  expires  on  May  30,  2005.

Under the Lease, CVI paid a deposit to the Company in the amount of Fifty Thousand Dollars ($50,000), and shall pay a monthly rental amount equal to seven percent of the gross revenues generated from the use of the Leased Assets, or the conduct of any other business, at the photographic studio covered by the Studio Lease. CVI has agreed to use its best efforts to operate its business at the photographic studio profitably, although there can be no assurance that profitable operations will result from CVI's use of the Leased Assets, and if none occur, then no monthly rental may be paid under the Lease. The Lease also included a license for CVI to use the trade name of the Company at such photographic studio.

In addition to the assumption of the Company's obligations under the Studio Lease, the Lease provides for CVI to assume the Company's obligations under a number of license agreements between the Company and third-party licensees, primarily motion picture studios for the use of certain film
images in its photographic  business.   These licenses contain certain use-
based royalties, as well as minimum annual payment guarantees, which CVI has expressly assumed responsibility for, including in respect of certain past due payments owed by the Company to some of these third-party licensees.

The entry by the Company into the Lease with CVI is intended by management of the Company to provide for the productive use of its photographic studio assets, while permitting management to focus on its plans for the Company, through its wholly-owned subsidiary Los Alamos Energy, LLC ("LAE"), to become an important independent power producer, and to benefit as a principal provider of electricity to consumers in California and elsewhere as deregulation of the electric utility markets is implemented.

Products and Services-Photo Studio

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

Licensing Agreements-Photo Studio

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

A summary of the License Agreements and the Titles/Properties available thereunder is presented in the table as follows:

Licensor                 Selected Titles /Properties Territory and Usage
Paramount  Pictures
Corporation             Current titles in use:        Territory:  Worldwide.
                        Star Trek (Original Series)
                        Trek Wrath of Khan
                        Deep Space Nine
                        Cool World
                        Friday the 13th

MCA/Universal           Current titles in use:        Territory: United States

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


MTV Networks              Current property in use:     Territory:  United
States
                           Beavis & Butt-head          and its territories and
                                                       possessions, Canada

Saban Merchandising Inc.  Current property in use:     Territory:  United
States
                           Mighty Morphin Power        and its territories and
                            Rangers                    possessions.

The Baywatch Production   Current property in use:     Territory:  United
States
Company                    Baywatch                    and its territories and
                                                       possessions.


As of March 31, 1999, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors and believes that its relationship with all Licensors is satisfactory.

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



COMPETITION

Los Alamos Energy

The power generation industry is characterized by intense competition, and the Company encounters competition from utilities, industrial companies and other power producers. The independent power industry has grown rapidly over the past twenty years. The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects and the marketing of electric power. In recent years, there has been increasing competition in an effort to obtain power sales agreements, and this competition has contributed to a reduction in electricity prices. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power industry. In California, the CPUC issued decisions which provide for direct access for all customers as of April 1, 1998. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will increase this pressure. However, management believes that the deregulation of the electrical power industry in California will enable it to achieve higher revenues from the sale of power. Power sales are currently limited to PG&E, who must purchase all of the power the Company can produce at regulated rates.

At the Federal level, the Energy Act reduces certain restrictions currently applicable to certain projects which are not Qualifying Facilities (as further defined below) under PURPA and provides for the removal of certain impediments to competition in the power generation industry. Although the provisions of the Energy Act apply only to wholesale transactions, actions by many state authorities are also increasing competition for industrial, commercial and other larger scale customers in the provision of services by Qualifying Facilities ("QF's"), and independent power projects, as well as power marketers and other unregulated suppliers. The development rights of Qualifying Facilities, which were facilitated by certain provisions of PURPA, have not been affected, nor amended, by the Energy Act. However, proposed legislation has been introduced in Congress to repeal all or part of PURPA. These federal legislative proposals would not abrogate or amend existing contracts with electric utilities and would only be effective prospectively for new contracts.

Legislation to repeal PUHCA is also currently pending in Congress. Although passage of stand alone legislation repealing PUHCA is not expected during the current session, eventual repeal or modification of PUHCA is being considered. Congressional repeal or modification of PUHCA will loosen the strictures currently placed on utilities and others from acquiring generation and transmission assets outside of their service territories. This will significantly increase the competition the Company faces.

The industry is presently characterized by rapid change in the regulatory and commercial aspects of competition. Although the timing and ultimate effect of these changes cannot be predicted, management of the Company believes that the overall effect of the current changes will be to increase competition in the generation, transmission and sale of electric power.

Photo Studios-Competition and Seasonality

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

EMPLOYEES

As of March 31, 1999, the Company employed 2 people. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with the Company's employees to be good.

ITEM 2.  PROPERTIES

Photo Studio

The Company leases 1,699 square feet of retail space (plus approximately 200 square feet of mezzanine space) from MCA Recreation Services, a division of MCA Inc., for the CityWalk Studio. (see "Description of Business - General") This lease provides for a minimum annual rental obligation of approximately $123,250 plus a percentage rental payment equal to ten percent (10%) of annual store revenues over $881,177. During the year to March 31, 1998 the Company paid additional rent of $13,351 as a result of revenues being in excess of the $881,177 threshold. The CityWalk Studio lease expired on May 31, 1998 and the Company has exercised its option to renew the lease for a period of seven (7) years. The lease may be terminated by the lessor if the Company does not meet a minimum annual sales requirement of $587,000. This lease has been assigned to Colorvision.

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

Los Alamos Energy

The Company rents offices from its President, James C. Harvey, at the rate of $850 per month, on a month to month basis, and also rents offices from a former member of LAE at a nominal rental on a month to month basis at 466 Bell Street, Los Alamos, California. The Company owns two internal combustion engine/generator sets located on the Blair Ranch. The Company owns all right, title and interest in and to the power purchase agreement between ACI and PG&E, dated November 28, 1988, and the power purchase agreement with Texaco, consisting of correspondence between Texaco and ACI.

PATENTS, SERVICE MARKS, COPYRIGHTS AND OTHER PROPRIETARY TECHNOLOGY

Photo Studio

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

Los Alamos Energy

The Company has no patents, copyrights or trademarks with respect to its power plant operations.


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

The NASD has recently added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the NASD OTC Bulletin Board's eligibility list. In order to remain quoted on the NASD Bulletin Board, the Company must comply with all of the reporting requirements of the Securities and Exchange Act of 1933 by the first day of March, 2000. If the Company fails to do this, it will no longer be quoted on the NASD OTC Bulletin Board. There can be no assurance that the Company will continue to be quoted on the NASD OTC Bulletin Board.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by Nasdaq Trading, Market Services Inc., and Freerealtime.com.


                  Fiscal 1997          Fiscal 1998           Fiscal 1999
                 High      Low          High      Low         High       Low

First Quarter   27/100   22/100       10/100     7/1005/641/32
Second Quarter  25/100   10/100      7.5/100     7/1001/161/32
Third Quarter   6.5/100   6/100        7/100     4/1003/321/32
Fourth Quarter   9/100    4/100    3.125/100   1.5/1009/647/100

There were approximately 83 holders of record of the Company's Common Stock as of March 31, 1999 and as of February 23, 2000.

The Company has not paid any dividends on its Common Stock since incorporation in March 1992 and does not anticipate paying dividends in the foreseeable future. There are no restrictions on the Company's present ability to pay dividends on its Common Stock, other than those prescribed by Delaware law.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended March 31, 1995 through March 31, 1999. Refer to "Item 7. Management's Discussion and Analysis or Plan of Operation" for discussion of operations.


1999        1998            1997     1996      1995
Income Statement Data

Revenue from operations 637,450    $1,187,638 $2,014,788 $1,580,712  $1,274,836

Gross Income (Loss)    (541,246)     88,858   (635,416)   (44,276)

Net Loss               (403,774)(1,082,306)   (753,346)(1,576,484)(1,309,459)

Net loss per share      (0.019)    ($0.05)     ($0.05)    ($0.16)    ($0.24)


Balance Sheet Data


Total Assets            312,503 $285,840   $1,011,463 $1,409,752 $1,862,279

Total Liabilities       1,667,7251,020,943      698,710  1,383,653    769,696

Stockholders' Equity
 (Deficit)              (1,355,672) (735,103)     312,753     26,099  1,092,583



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-K.

Overview

The Company currently leases to a third party, Colorvision, an operating photographic portrait studio, which was opened on May 24, 1993 at MCA/Universal's CityWalkSM project in Los Angeles, California ("the
CityWalk Studio"). The Company opened a second studio on December 1, 1995 at the Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). The Irvine Studio closed on April 22, 1998.

The Company currently operates a 1 mW waste gas electricity plant in Los Alamos, California, which was acquired from Los Alamos Energy, LLC on August 31, 1998.

The following table summarizes the Company's fiscal quarter results:

On or about August 31, 1998, the Company acquired all of the issued and outstanding units of equity of Los Alamos Energy, LLC, which operates a 1 mega watt power plant in Los Alamos, California, which produces electricity from "waste gas," and shifted its business emphasis to that of electrical energy provider.

On or about October 26, 1998, the Company leased its photo studio assets to Colorvision International, Inc., completing the shift of its business focus to the providing of electrical energy.

Results of Operations

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

The net loss for the year ended March 31, 1998 was $1,082,306 compared with $403,774 for the year ended March 31, 1999. The primary reasons for the decrease in the net loss were the elimination of expenses of the photo studio, and the increase in gross income from the operation of the power plant. Studio.

The Company overall generated $1,187,638 in revenues in the fiscal year ended March 31, 1998, compared to revenues of $637,450 in the fiscal year ended March 31, 1999. Management attributes this decline to the change in business focus from a photography studio with negative cash flow to power production, with positive cash flow.

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

The  following  table shows  Revenues,  Cost of Revenues and Gross Income/
(Loss) during the fiscal years ended March 31, 1998 and March 31, 1997, by studio.

             Fiscal Year Ended March 31, 1998   Fiscal Year Ended March 31,
1997
             --------------------------------   -------------------------------
-

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
                 ========= ==========  =======   ==========  ========== ======


The Company overall generated $1,187,638 in revenues in the fiscal year ended March 31, 1998, compared to revenues of $2,014,788 in the fiscal year ended March 31, 1997. CityWalk Studio revenues decreased by $582,341 to $909,683, a decrease of 39.0%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in the spring of 1997. The Company's lease contains a restriction that prevents the sale of computer generated photographs by any other store within CityWalk during the Company's initial lease term (the initial lease term expired May 31, 1998). The Company renewed the lease for a further seven years however the new lease did not contain the same restrictive covenant. This restriction has afforded the Company limited protection from competition, however the restriction does not apply to photographic products offered within the theme park. The opening of additional digital photographic concessions within the theme park has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance was directly affected by the level of foot traffic through the theme park, resulting in a flow on effect into the Studio. In May 1996, a new "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area. Management perceives that the absence of a significant new attraction during the year to March 31, 1998, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the nine months ended December 31, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in 1997.

Irvine Studio revenues decreased by $230,634 to $277,558, a decrease of 45.4%. The demographics of the area in which the Irvine Studio was located, indicated that many of the customers to the Irvine Spectrum Entertainment Center were local or repeat customers. While such persons utilize entertainment facilities on a regular basis, they viewed photography as a service to be used only occasionally or infrequently, hence the Studio did not benefit from the repeat business experienced by other vendors in the center. In August 1997, Stage II of The Irvine Company's development plan for the Irvine Spectrum commenced. A consequence of this was to dramatically limit parking facilities in and around the center, which in turn led to a substantial reduction in foot traffic through the Studio. Despite management's substantial efforts to increase the Studio's revenues, management concluded that the only way to stop the negative cash flow effect generated by the Irvine Studio, was to close the Studio. Following lengthy negotiations with the Studio's landlord, the landlord agreed to allow the Company to terminate its lease at the Irvine Entertainment Center and the Company closed the Irvine Studio on April 22, 1998. The costs associated with the closure of the studio totaled $164,745 and included approximately $135,000 non-cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio; $3,000 in termination payments to staff; $5,000 to remove equipment from the studio and vacate the premises; $7,000 in property tax obligations; and $14,000 in operating losses for the period that the store remained open from March 31, 1998 to the date of closure. It is management's opinion that as of March 31, 1998, all costs associated with the closure of the Irvine Studio have been provided for in full.

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

               Fiscal Year Ended March 31, 1997 Fiscal Year Ended March 31,
1996
               -------------------------------- -------------------------------
-
                CityWalk   Irvine    Traveling   CityWalk   Irvine    Traveling
                 Studio    Studio     Studio      Studio    Studio     Studio
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

Liquidity and Capital Resources

At March 31, 1998, the Company had a working capital deficit of $918,299 as compared to a working capital deficit on March 31, 1999 of ****. The increase of $**** is primarily attributable to operating losses incurred during the year to March 31, 1999. Funds have been provided by PCG during the year to enable the Company to meet the costs associated with its day to day operations and to fund the payments due to former officers of the Company.

Net cash used in operating activities was $482,207 for the fiscal year ended on March 31, 1998, compared to the utilization of $**** of cash for the same period last year.

The Company does not anticipate  that it will have any problems in meeting its
obligations  for  continuing  fixed  expenses,   materials  procurement  or
operating  labor.

Other Matters

The Company's securities are quoted on the OTC-Bulletin Board under the trading symbol OUTTE. The NASD has recently added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the NASD OTC Bulletin Board's eligibility list. In order to remain quoted on the NASD Bulletin Board, the Company must comply with all of the reporting requirements of the Securities and Exchange Act of 1933 by the first day of March, 2000. If the Company fails to do this, it will no longer be quoted on the NASD OTC Bulletin Board. There can be no assurance that the Company will continue to be quoted on the NASD OTC Bulletin Board.

ITEM 8.  FINANCIAL STATEMENTS


                               Report of Independent Auditor

Board of Directors
Out-Takes, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Out-Takes, Inc., and subsidiary as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Out-Takes, Inc. which reflected total assets of $285,840 as of March 31, 1998 and total revenues of $1,187,638 and $2,014,788 for the years ended March 31, 1998 and 1997 respectively. Other auditors whose report dated May 20, 1998, expressed an unqualified opinion on those statements.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Out-Takes, Inc. and its subsidiary as of March 31, 1999 and the consolidated results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant
Oxnard, California
March 2, 2000

[CAPTION]
CONSOLIDATED BALANCE SHEETS FOR
THE PERIOD MARCH 31, 1998 AND
MARCH 31, 1999

                                       ASSETS                    March 31,
                                                             1999        1998
Current Assets:
  Cash and Cash Equivalents                             $     1,356 $    26,878
  Inventory                                                       -      10,082
  Prepaid Expenses                                                -      11,954
  Advances   Related party                                  217,414      96,560
  Other Current Assets                                            -       9,564
                                                        ----------- -----------
  Total Current Assets                                  $   218,770 $   155,038

Plant & Equipment - Net                                     248,965     472,848

Other Non-Current Assets:
  Deposits                                                   24,692      50,196
                                                        ----------- -----------
     Total Assets                                       $   492,427 $   678,082
                                                        =========== ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                      $     4,600 $    31,173
  Accrued Expenses                                                -     135,466
  Provision for Studio closure                                           31,878
  Compensation payable - Related Parties                    202,341     122,801
  Due to Related Party                                      357,506   1,032,733
  Convertible Interests                                     250,278     250,278
  Interest payable                                          93,008      56,452
  Prepaid asset lease                                        30,604           -
                                                        ----------- -----------
  Total Current Liabilities                                 938,337   1,660,781

Long-term Debt                                              951,400     103,556

Commitments (Note 8)

Stockholders' Equity (Deficit):
  Preferred Stock, par value $.01 per share;
   5,000,000 shares authorized, none issued                       -           -

  Common  Stock,  par  value  $.01  per  share;
   35,000,000  shares  authorized; 20,788,122
   shares  issued  of which  292,396  shares
   are in  Treasury                                         207,882     207,882
  Capital in excess of par value                          9,914,230   9,906,430
  Accumulated deficit                                   (11,411,016)(11,092,161)
  Less treasury shares, at cost                             108,406     108,406
                                                        ----------- -----------
Total Stockholders' Equity (Deficit)                    ($1,397,310) (1,086,255)
                                                         ---------- -----------
     Total Liabilities and Stockholders' Equity         $   492,427 $   678.082
                                                        =========== ===========


[CAPTION]
CONSOLIDATED STATEMENTS
OF OPERATIONS OF OUT-TAKES, INC.

                                                     Years ended March 31,

                                             1 9 9 9       1 9 9 8     1 9 9 7
                                             -------       -------     -------

Revenues                                $     637,450   $ 1,204,238 $ 2,014,788

Cost of Sales                                 192,374     1,728,884   1,929,273
                                        -------------   ----------- -----------
Gross Income (Loss)                           445,076      (524,646)     85,515)
                                        -------------   ----------- -----------

General and Administrative                    671,473       661,955     869,349
                                        -------------   ----------- -----------

     Loss from Operations                  (  226,397)   (1,186,601) (  810,834)

Other Income (Expense)
  Interest income                                  35           224         484
  Interest expense                            (36,559)      (52,409)    (54,602)
  Discontinued operation                      (55,934)
  Startup cost                                              (37,214)    (46,852)
                                        --------------  ------------  ----------
     Total Other Income (Expense)             (92,458)      (89,399)   (100,970)
                                        --------------  ------------  ----------

Net Loss                                ($    318,855)  ($1,276,000)($  911,804)
                                         ============   =========== ===========

Net Loss Per Share (Basic and
 Diluted)                               ($       0.02)  ($     0.05)($     0.05)
                                        =============   =========== ===========

Weighted Average Common Shares
 Outstanding                               20,495,726    20,495,726  14,824,881
                                          ===========    ==========  ==========


[CAPTION]
CONSOLIDATED STATEMENT OF STOCKHOLDERS'
EQUITY


                             Common Stock        Capital
                             ------------
                            Number of           in Excess of Accumulated   Treasury  Deferred
                             Shares     Amount   Par Value     Deficit       Stock Compensation   Total
                             ------     ------   ---------     -------       ----- ------------   -----

Balance - March 31, 1996  11,168,122  $111,682 $ 9,071,180  ($ 8,904,357) ($108,406)($144,000)    26,099

Cash Proceeds from
 Issuance of Stock           650,000     6,500     123,500             -          -         -    130,000

Stock Issued upon
 Conversion of Debt        8,970,000    89,700     820,300             -          -         -    910,000

Capital Contribution                                 1,000                                         1,000
Net Loss for the year
  ended March 31, 1997              -        -          -       (911,804)         -         -   (911,804)
                          ----------  -------- -----------  ------------   --------  --------  ----------

Balance - March 31, 1997  20,788,122   207,882  10,015,980  (  9,816,161) ( 108,406)( 144,000)   155,295

Management fee -
  Related Party                    -         -      31,200             -          -         -     31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             -         -    (144,000)            -          -   144,000          -

Options issuance cost              -         -       3,250             -          -         -      3,250

Net Loss for the year
  ended March 31,1998              -         -           -    (1,276,000)         -         -  (1,276,000)
                          ----------  -------- -----------  ------------   --------  --------
----------
Balance -  March 31, 1998 20,788,122   207,882   9,905,430   (10,740,009)  (108,406)        -  (1,086,255)

Capital adjustment                                  7,800                                           7,800

Net loss for the year
  Ended March 31, 1999                                       (   318,855)                        (318,855)
                         -----------  --------  ----------   ------------  --------  --------
----------
Balance, March 31, 1999   20,788,122   $207,882 $9,914,230  $(11,411,016) $(108,406) $      - $(1,397,310)
                         ===========  ======== ===========  ============  =========  ========  ==========


[CAPTION]
CONSOLIDATED STATEMENT OF
CASH FLOWS


                                                         Years ended March 31,
                                                      1999       1998         1997
Operating Activities:

  Net Loss                                      $(318,855) $(1,276,000)   $(911,804)

  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                 53,256      540,185      466,369
     Loss on Impairment of Long-Lived Assets            -            -      762,129
     Loss on closure of Irvine Studio                          154,157        -
     Loss on Disposal of Plant and Equipment            -          504          997
     Compensation fee   related party              80887       110,062            -
     Options issuance cost                                       3,250            -
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Due from Related Party                      (120,854)                    3,847
     Deposits                                     (25,504)      11,330     (22,814)
     Inventory                                     10,082       12,797      13,719
     Due from Officers                                  -            -        8,565
     Prepaid Expenses                              11,954        6,671)     (7,757)
     Other Current Assets                           9,564             -           -
   Increase (Decrease) in:
     Accounts Payable                            (162,039)    (127,413)    (248,769)
     Notes payable                                      -            -      (15,036)
     Interest payable                              35,556       48,581      (22,104)
     Provision for Studio Closure                 (31,878)      31,878            -
     Prepaid asset lease                           30,604            -            -
     Compensation payable-Related Party            79,540     (119,990)     252,337
                                               ----------   ----------  -----------
  Net Cash Used in Operating Activities        (  346,687)  (  604,492) (  448,916)
                                               ----------   ----------  ------------
Investing Activities:
  Purchases of Property, Plant and
    Equipment                                  (   33,522)  (  218,893) (   165,362)
  Proceeds on Disposal of Plant and Equipment                      100        2,242
                                               ----------   ----------  -----------
Net Cash Used in Investing Activities          (   33,522)  (  218,883) (   163,120)
                                               ----------   ----------  ------------

Financing Activities:
  Proceeds from the Issuance of Stock                   -                   130,000
  Advances from Related Party                     272,887      703,783      260,000
  Capital                                           7,800                     1,000



  Convertible notes                                74,000       65,834      240,000
                                                 --------   ----------  -----------
  Net Cash Provided by Financing Activities       354,727      769,617      631,000
                                                ---------   ----------  -----------
Net Increase (Decrease)in Cash and Cash
 Equivalents                                     ( 25,522)    ( 57,758)      18,964

Cash and Cash Equivalents - Beginning of
  Years                                            26,878       80,636       61,672
                                                ---------    ---------    ---------
Cash and Cash Equivalents - End of Years        $   1,356    $  26,878    $  80,636
                                                =========    =========    =========

Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                                 $    7,650  $    66,501

[CAPTION]
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements are presented on an accrual basis. Revenues are recognized when merchandise is sold and expenses are recognized when incurred.

Principals of Consolidation   On August 31, 1998, Out-Takes, Inc. acquired all
of the issued and outstanding equity interests of Los Alamos Energy, LLC, a California limited liability company (LAE). This acquisition has been accounted for as an exchange between companies under common control. The investment has been recorded at historical cost in a manner similar to a pooling of interest, and the face value of the note given has been adjusted down to the net equity value of LAE at the date of the exchange.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Los Alamos Energy, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Plant and Equipment and Depreciation - Plant and equipment as of March 31, 1999 consists primarily of generators, computers, furniture and fixtures, and they are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years for all equipment and furniture.

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

Cash and cash equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 1999.

Risk concentrations - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. At March 31, 1999, the Company had no deposits in financial institutions which exceeded the $100,000 federally insured limit. The excess of the institution's deposit liability to the Company over the federally insured limit was therefore zero.
 Company's primary customer is Pacific, Gas and Electric Company.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual amounts could differ from those estimates.

Advertising - Advertising costs are expensed as incurred. Advertising expenditures for the year ended March 31, 1999 were $4,500.

Loss per share - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended March 31, 1998 has been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share in the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

Note 2 - Plant and Equipment
                                                March 31, 1999   March 31, 1998
The components of plant and equipment are:

Photographic Equipment                         $           -      $     620,750
Computers and Software                                 1,300            660,348
Equipment and Furniture                              337,912            605,707
Leasehold Improvements                                     -            609,494
Motor Vehicle                                          5,500             26,933
                                               -------------      -------------

Total - At Cost                                      344,712          2,523,232
Less: Accumulated Depreciation                        95,747          2,050,384
                                               -------------      -------------
Net                                            $     248,965      $     472,848
                                               =============      =============

Depreciation is provided over the estimated useful asset lives using the straight-line method over five to seven years for all equipment and furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance, repairs and minor purchases are expensed as incurred.

Note 3 - Related Party Transactions

The amount due to related party is unsecured and payable upon demand. Interest expense is charge at a rate of 10% per annum. As of March 31, 1999, interest of $93,008 was accrued.

Note 4   Commitments

The Company has an extended 12 month operating lease agreement for an office facility.

Future minimum lease obligations as of March 31, 1999 are:

         Year ended March 31
         -------------------
              2000                                 $  10,200
                                                    --------
              Total                                $  10,200
                                                   =========

In the year to March 31, 1999 the Company paid  $116,884

Note 5 - Income Taxes

As of March 31, 1999, the Company has a net operating loss carry forward of approximately $11,411,016.

Note 6 - New Authoritative Pronouncements

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

Note 7 - Going Concern

The Company has been unsuccessful in generating net cash from operations.
The net cash used by the Company in operating activities in the year ended March 31, 1998 was $346,687. The Company incurred a net loss of $318,555 for the year ended March 31, 1999 and has a working capital deficit as of March 31, 1999 of $719,567.

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

The Company has, subsequent to March 31, 1999, during June, 1999, executed a letter of intent with Coastal Resources Corporation, which, among other things, provides for a merger to be effected pursuant to the provisions of a Share Exchange Agreement to be entered into, and also providing for $300,000 in loans to be made to Los Alamos Energy, LLC, a subsidiary of the Company.

The Company has also executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement to be entered into.

Management plans to expand its existing power plant to 4 or 5 Mega Watt, and to actively pursue other power plant development and acquisitions.

Note 8 - Impairment of Long-Lived Assets

The Company had adopted Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Long term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ("SFAS") No. 121. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 1999, management expects these assets to be fully recoverable.

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

    10.31 Purchase and Sale Agreement between the Company and Los Alamos Energy, LLC, Dated August 31, 1998

    10.32 Asset Lease Agreement dated October 26, 1998

    14(a)2 Report of Former Independent Accountant
           Financial Statements as of March 31, 1997 and 1996
           Statements of Operations
           Statements of Stockholder's Equity
           Statements of Cash Flows

    16    Letter of Former Independent Accountant


(b)  Reports on Form 8-K

     Current Report on Form 8-K dated April 27, 1998.

     Current Report on Form 8-K dated May 13, 1998

     Current Report on Form 8-K dated October 28, 1998

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

                                 Out-Takes, Inc.


Dated: March 1, 2000             By: /s/ James Harvey, President
                                      James Harvey, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                     Date


   /s/ James Harvey         Chairman of the Board, President,   March 1, 2000
   -----------------        Chief Executive Officer, Chief
       James Harvey         Financial Officer and Secretary,
       And Sole Director


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FDS --
[ARTICLE]                     5
[LEGEND]
This schedule contains summary financial information extracted from the consolidated balance sheet and the consolidated statement of operations and is qualified in its entirety by reference to such information.

[PERIOD-TYPE]                   Year
[FISCAL-YEAR-END]                              Mar-31-1999
[PERIOD-END]                                   Mar-31-1999
[CASH]                                         23,044
[SECURITIES]                                   0
[RECEIVABLES]                                  0
[ALLOWANCES]                                   0
[INVENTORY]                                    0
[CURRENT-ASSETS]                               506
[PP&E]                                         291,456
[DEPRECIATION]                                 0
[TOTAL-ASSETS]                                 312,053
[CURRENT-LIABILITIES]                          716,323
[BONDS]                                        0
[PREFERRED-MANDATORY]                          0
[PREFERRED]                                    0
[COMMON]                                       20,788
[OTHER-SE]                                     0
[TOTAL-LIABILITY-AND-EQUITY]                   312,053
[SALES]                                        ****
[TOTAL-REVENUES]                               ****
[CGS]                                          ****
[TOTAL-COSTS]                                  ****
[OTHER-EXPENSES]                               ****
[LOSS-PROVISION]                               0
[INTEREST-EXPENSE]                             ****
[INCOME-PRETAX]                                ****
[INCOME-TAX]                                   0
[INCOME-CONTINUING]                            ****
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
[NET-INCOME]                                   ****
[EPS-BASIC]                                  ****
[EPS-DILUTED]                                  ****


EXHIBIT 10.31 PURCHASE AND SALE AGREEMENT BETWEEN COMPANY AND LOS
ALAMOS ENERGY, LLC, DATED AUGUST 31, 1998
PURCHASE  AND  SALE  AGREEMENT

THIS PURCHASE AND SALE AGREEMENT (the "Agreement") is made and entered into as of the 31st day of August, 1998, by and between OUT-TAKES, INC., a corporation duly organized and validly existing under the laws of the state of Delaware (the "Purchaser") and the several individuals named on the signature page of this Agreement (collectively, the "Seller").

WHEREAS, the Purchaser is a publicly-traded corporation on the OTC-Bulletin
Board  under  the  symbol  OUTT;  and

WHEREAS, the Seller collectively owns all of the issued and outstanding units of equity interest (the "Equity") in LOS ALAMOS ENERGY, LLC, a limited liability company organized and existing under the laws of the State of California (the "Company"); and

WHEREAS, the Purchaser desires to purchase from the Seller, and the Seller desires to sell and convey to the Purchaser, all of the Equity in the Company, subject to and in accordance with the terms and conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the foregoing premises and the covenants and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

PURCHASE  AND  SALE  OF  THE  EQUITY.   Upon execution of this Agreement by
both parties,  and subject to the fulfillment of all Closing Conditions (as such term is defined below) contained in Section 7 below, the Purchaser hereby irrevocably agrees  to  purchase,  and the Seller agrees to sell, transfer and convey to the Purchaser,  all  of  the Equity in the Company outstanding as of
the Closing (as defined  below).    Such units of Equity, once delivered to the
Purchaser as set forth  herein,  shall  be  validly  issued,  fully paid and non-assessable.  The Seller  may  elect,  in its sole discretion at any time prior to the Closing, to convert  its  form  of  organization  from  a  limited liability  company  to a corporation,  in  which  case  each  reference to the
Company shall be deemed to refer  to  the  new  corporation,  and each reference to units of Equity in this Agreement  shall be deemed to refer to shares of capital of the new corporation.

CONSIDERATION TO BE PAID FOR THE EQUITY. As consideration for the Equity to be purchased hereunder, the Purchaser shall deliver to the Seller promissory notes, substantially in the form of Exhibit A attached hereto, totaling four million dollars ($4,000,000) in the aggregate (collectively, the "Promissory Note"). The Promissory Note shall have a maturity of five (5) years, and shall bear interest at the rate of ten percent (10%) per annum until paid in full. As security for the Note, at the Closing, the Purchaser shall deliver to the Seller a security agreement (the "Security Agreement") substantially in the form of Exhibit B attached hereto, and a stock pledge agreement (the "Stock Pledge") substantially in the form of Exhibit C attached hereto. The security interests granted in the Security Agreement and the Stock Pledge shall remain in full force and effect until the Note has been repaid in its entirety, or converted as set forth in Section 3 below.

3.       CONVERSION OPTION IN THE NOTE.    The Note shall contain an option
(the "Conversion  Option")  to convert the indebtedness represented thereby into such number  of  shares  of  voting  common stock of the Purchaser as shall represent ninety  percent  (90%) of the shares of such voting stock issued and outstanding as  of  the  date  of  conversion,  on  a  fully-diluted
basis (the "Conversion Shares").    In  the  event  that  the Seller desires to
exercise the Conversion Option,  it  shall  notify the Purchaser of such fact, and commence such actions not  later  than ninety days from the date of the
Note.  Within thirty (30) days after the Purchaser determines that the
Conversion may be lawfully completed (or such  other  time  as  is mutually agreed between the parties), there shall be a closing of the Conversion Option
(the "Conversion Closing").  At such Conversion Closing, the Seller shall deliver to the Purchaser the Note marked Paid in Full, and the Purchaser shall deliver to the Seller, or its nominees, a certificate or certificates evidencing  the  issuance  to the Seller of the Conversion Shares, which
Conversion  Shares when so delivered shall be validly issued, fully paid, and
non-assessable.    The Conversion Closing shall be subject to the condition
that  the  Purchaser  shall have effected a reverse stock split of one (1)
share for every one hundred (100) shares of the Purchaser outstanding as of such date. The  Conversion  Closing  shall  only  occur if the foregoing condition has been fully  satisfied  or  waived  prior  to  or  simultaneously with such Conversion Closing  as  set  forth  herein.

4. REPRESENTATIONS AND WARRANTIES OF THE SELLER. Each Seller hereby represents and warrants to the Purchaser, as to himself only and not jointly, as of the date hereof, the following:

(a) each Seller is an adult individual, and has full power and capacity to enter into, execute, deliver and perform this Agreement in accordance with its terms, which Agreement, once so executed and delivered by such Seller, shall be the valid and binding obligation of such Seller, enforceable against him by any court of competent jurisdiction in accordance with its terms;

(b) no Seller, is bound by or subject to any contract, agreement, court order, judgment, administrative ruling, law, regulation or any other item which prohibits or restricts such party from entering into and performing this Agreement, or which requires the consent of any third party prior to the entry into or performance of this Agreement, in accordance with its terms.

REPRESENTATIONS  AND  WARRANTIES  OF  THE  PURCHASER.    The  Purchaser  hereby
represents  and  warrants  to  the Seller, as of the date hereof, the following:

the Purchaser is a corporation duly organized and validly existing under the laws of the State of Delaware, and has full power and authority to enter into and perform this Agreement in accordance with its terms;

the individuals signing this Agreement on behalf the Purchaser are the duly elected executive officers of the Purchaser so indicated, and have full power and authority to execute and deliver this Agreement for and on behalf of the Purchaser, which Agreement, once so executed and delivered, shall be the valid and binding obligation of the Purchaser, enforceable against it by any court of competent jurisdiction in accordance with its terms;

the Purchaser is not bound by or subject to any contract, agreement, court order, judgment, administrative ruling, law, regulation or any other item which prohibits or restricts such party from entering into and performing this Agreement, or which requires the consent of any third party prior to the entry into or performance of this Agreement, in accordance with its terms;

(d) a majority of the Purchaser's voting stock is owned by PCG, which controls, beneficially and of record, fourteen million four hundred ten thousand (14,410,000) shares of the Company's common stock and a beneficial interest in another approximately eight hundred eighty five thousand
(885,000) shares of the Company's common stock (common stock being the only voting securities of the Company outstanding as of the date hereof), on a fully-diluted basis, representing approximately seventy-five percent
(75%) of the total number of shares of common stock issued and outstanding as of the date hereof;

(e) the Purchaser has been given every opportunity to review all documents, and ask all questions of the Seller and the executive officers of the Company, as it shall have requested prior to executing and delivering this Agreement to the Seller; and the Purchaser has been advised to consult with its attorney and tax advisor regarding the consequences of purchasing the Equity.

INDEMNIFICATION.    The parties each hereby agree that they shall be
responsible for, and shall hold harmless and indemnify the other party from and against, any and  all  obligations,  liabilities, losses, costs, charges, damages or expenses (including,  but  not  limited  to,  reasonable  attorneys fees and court costs incurred  in  defense thereof) of whatever type or nature to the extent that any such  Claim  shall  result  from or arise out of the breach by such party of any agreement,  undertaking,  representation or warranty contained in this Agreement (including,  without  limitation,  all exhibits and other documents entered into pursuant  hereto).

7.          CLOSING.    The transactions contemplated by this Agreement shall
be consummated at such location, at such time and on such date as the parties shall mutually  agree  (the  "Closing").  At the Closing, each Seller shall deliver to the  Purchaser  a  certificate  evidencing  his respective portion of the Equity being acquired hereunder, and the Purchaser shall deliver to each such Seller an originally-signed  Note,  evidencing  such  Seller's  pro  rata portion  of the Purchase Price, together with originally-signed copies of the
Security Agreement and  the  Stock  Pledge, and each party shall further deliver such documents and instruments  as  the  other  party  may  reasonably request  to  further  the transactions  to be consummated at the Closing (all of such delivery items being referred  to  herein  as  the  "Closing
Conditions").

8.          MISCELLANEOUS  PROVISIONS.

(A) NOTICES. All notices, requests, demands and other communications to be given hereunder shall be in writing and shall be deemed to have been duly given on the date of personal service or transmission by fax if such transmission is received during the normal business hours of the addressee, or on the first business day after sending the same by overnight courier service or by telegram, or on the third business day after mailing the same by first class mail, or on the day of receipt if sent by certified or registered mail, addressed as set forth below, or at such other address as any party may hereafter indicate by notice delivered as set forth in this Section 8(a):

            If  to  the  Seller:     Sellers of Equity in the Company
                                     c/o  Los  Alamos  Energy,  LLC
                                     466  Bell  Street
                                     Los  Alamos,  CA    93440
                                     Attn: Mr. Hannes  Faul
                                     Managing  Member

            (with  a  copy)  to:     Feldhake, August & Roquemore
                                     600  Anton  Boulevard,  Suite  1730
                                     Costa  Mesa,  CA    92626
                                     Attn: Kenneth  S.  August,  Esquire
                                     Partner

            If  to  the  Purchaser:  Out-Takes,  Inc.
                                     1419  Peerless  Place
                                     Suite  116
                                     Los  Angeles,  California    90035
                                     Attn: Mr.  Peter  C.  Watt
                                     President


            (with  a  copy)  to:     Photo  Corporation  Group  Pty.  Limited
                                     P.O.  Box  415
                                     Chester  Hill,  N.S.W.  Australia  2162
                                     Attn: Mr.  Michael  C.  Roubicek
                                     Group  Commercial  Manager

(B) BINDING AGREEMENT; ASSIGNMENT. This Agreement shall constitute the binding agreement of the parties hereto, enforceable against each of them in accordance with its terms. This Agreement shall inure to the benefit of each of the parties hereto, and their respective successors and permitted assigns; provided, however, that this Agreement may not be assigned
(whether by contract or by operation of law) by either party without the prior written consent of the other party.

(C) ENTIRE AGREEMENT. This Agreement constitutes the entire and final agreement and understanding between the parties with respect to the subject matter hereof and the transactions contemplated hereby, and supersedes any and all prior oral or written agreements, statements, representations, warranties or understandings between the parties, all of which are merged herein and superseded hereby.

(D) WAIVER. No waiver of any provision of this Agreement shall be deemed to be or shall constitute a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

(E) HEADINGS. The headings provided herein are for convenience only and shall have no force or effect upon the construction or interpretation of any provision hereof.

(F)          COUNTERPARTS.    This  Agreement  may  be  executed  in one or
more counterparts,  each  of  which  shall  be  deemed  an original, but all of which together  shall  constitute  one  and  the  same  instrument.

FURTHER DOCUMENTS AND ACTS. Each party agrees to execute such other and further documents and to perform such other and further acts as may be reasonably necessary to carry out the purposes and provisions of this Agreement.

GOVERNING  LAW;  VENUE.    This  Agreement shall be governed by and construed
in accordance  with  the  internal  laws of the State of California, without giving effect  to  the  principles  of  conflicts  of  laws  applied  thereby.

(I) INJUNCTIVE RELIEF. Each party hereby agrees that should either party materially breach any of its respective obligations under this Agreement, including without limitation any exhibit or other document entered into between the parties pursuant hereto, the non-breaching party would have no adequate remedy at law, since the harm caused by such a breach may not be easily measured and compensated for in damages. Accordingly, the parties agree that in addition to such other remedies as may be available to the non-breaching party at law, such party may also obtain injunctive or other equitable relief including, but not limited to, specific performance, to compel the breaching party to meet its obligations under this Agreement. All of such remedies available to any party hereunder shall be cumulative and non-exclusive.

(J)          CONFIDENTIALITY.    By  their  execution  hereof, each party
hereby acknowledges  to the other that certain information furnished to it by the other party  is proprietary to such disclosing party, and neither the receiving party, nor  any  affiliate,  employee,  officer,  director, shareholder,  agent  or representative  of  such  receiving party shall have any rights to distribute or divulge  any  of  such  Confidential  Information to any third party without the disclosing  party's  prior,  written  consent, or  to use any such Confidential Information in any way detrimental to the disclosing party or its affiliates, or which  would  otherwise  destroy, injure or impair any of the disclosing party's rights  in or in respect of any such
Confidential Information including, without limitation, by using of such
Confidential Information to establish or assist any person  or  entity  which is, or will be, directly or indirectly in competition with  the  disclosing
party.    For  purposes  of  this  Agreement,  the  term "Confidential
Information"  shall  mean  any  and  all  proprietary information belonging  to the  disclosing party, whether tangible or intangible, written or oral, including,  without  limitation,  any  non-public  intellectual  property rights,  trade secrets, designs, books and records, computer software and files, and  lists  of (and/or information concerning) such disclosing party's financial condition, customers, suppliers, vendors, sources, methods, techniques and other business  relationships  or  information.

(K) SEVERABLE PROVISIONS. The provisions of this Agreement are severable, and if any one or more provisions is determined to be illegal, indefinite, invalid or otherwise unenforceable, in whole or in part, by any court of competent jurisdiction, then the remaining provisions of this Agreement and any partially unenforceable provisions to the extent enforceable in the pertinent jurisdiction, shall continue in full force and effect and shall be binding and enforceable on the parties.

(L)          EXHIBITS.    All  Schedules and Exhibits attached hereto are
hereby incorporated by reference herein as an integral part of this Agreement, with the same  force and effect as if the same had been written herein in their entirety.

SURVIVAL.    The provisions of Sections 4, 5, 6 and 8(j) shall expressly survive any  expiration,  termination  or  revocation of this Agreement by either party.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

THE  PURCHASER:

  OUT-TAKES,  INC.                                        ATTEST:


  By: /s/                                                By: /s/
      Peter  C.  Watt                                        Michael C.
Roubicek
      President                                              Secretary


  THE  SELLER:

  HANNES  FAUL                                                 WITNESS:


  /s/                                                           /s/


  LANCE  HALL                                                  WITNESS:


  /s/                                                          /s/



  THE  INWOOD  1991  TRUST                                    WITNESS:


  By:   /s/                                                   /s/
       James  C.  Harvey
       Trustee






                                    EXHIBIT A TO
                             PURCHASE AND SALE AGREEMENT



THIS  CONVERTIBLE  PROMISSORY  NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES
ACT  OF  1933,  AS AMENDED (THE "ACT"), NOR UNDER THE LAWS OF ANY STATE, AND MAY
NOT BE RESOLD, ASSIGNED, PLEDGED, OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE
REGISTRATION  STATEMENT  UNDER  THE ACT OR AN OPINION OF COUNSEL SATISFACTORY TO
THE  MAKER  THAT  REGISTRATION  UNDER  THE  ACT  IS  NOT  REQUIRED.

                                   OUT-TAKES, INC.

 CONVERTIBLE  PROMISSORY  NOTE
 -----------------------------

   $_________                                           August __, 1998


FOR  VALUE  RECEIVED, OUT-TAKES, INC., a corporation organized and existing under  the  laws  of  the  State  of  Delaware  (hereinafter  referred to as the
"Maker"),  hereby  promises  to  pay  to  the  order  of
_______________________________,  an  adult individual residing in the County of
________,  State  of  California  (hereinafter  referred  to as the "Payee"), at
Payee's  principal  address  located  at  ________________________,  _______
California,  9____,  or  such  other  place or places as the Payee may hereafter direct  from  time  to  time,  in  lawful  money  of  the  United  States and in immediately  available funds, the principal sum of _____________________ DOLLARS
($_________).   This Convertible Promissory Note (hereinafter referred to as the
"Note") shall accrue simple interest at the rate of ten percent (10%) per annum.
Amounts  of  principal  and  accrued interest due and payable in respect of this
Promissory  Note  shall  be  paid out of gross operating revenues, as available, with  payments  to be made monthly in arrears up to ninety-nine percent (99%) of gross revenues from operations, being applied first to accrued interest and then to  principal,  with  the  balance due on August __, 2003 (the "Maturity Date"), unless  this  Note  is  earlier  converted in accordance with the provisions set forth  below  (the  "Conversion Date").  The principal amount of this Promissory
Note  shall be due and payable on the Maturity Date, unless earlier converted in accordance  with  the  provisions  set  forth  herein.

This Promissory Note may be converted into shares of common stock of the Maker, having a par value of One Cent ($0.01) per share, (the "Common Stock") in whole or in part, in the manner set forth below. Each Promissory Note shall be convertible into such number of shares of Common Stock of the Maker as are obtained by (a) calculating the total outstanding amount of principal and accrued interest owed by Maker to all sellers of Los Alamos Energy, LLC
(pursuant to that certain Purchase and Sale Agreement dated as of August 31, 1998, by and between Maker and the several sellers named therein (the "Purchase
Agreement") as of the effective date of such conversion (the "Conversion Date");
(b) determining what percentage of such total amount is represented by the indebtedness evidenced by this Note; and (c) multiplying such percentage by the total number of Conversion Shares available (as such term is defined in the Purchase Agreement).

The indebtedness represented by this Promissory Note constitutes senior secured indebtedness of the Maker, and shall be senior in right of payment to all other indebtedness of the Maker. By its execution of this Note, the Maker represents and warrants that it is not subject to any indebtedness which would be senior to, or pari passu with, the indebtedness to the Payee evidenced by this Note, other than in accordance with the Purchase Agreement.

The Maker hereby agrees and covenants with the Payee that, in the event that the Maker shall hereafter become in default under this Promissory Note, the Maker shall not make or authorize any dividend or other distribution to shareholders of the Maker prior to the repayment in full of any amounts outstanding hereunder.

Upon  the occurrence of either of the following specified Events of Default
(each  herein  called  an  "Event  of  Default"):

(i) Breach of Agreements. The Maker shall be in breach or violation, for a period of three (3) days, of any material agreement, undertaking, obligation, representation, warranty or statement contained in this Promissory Note, the Purchase Agreement, or any other Exhibit or document entered into by the Maker pursuant thereto; or

(ii) Insolvency. The Maker shall suspend or discontinue its business, or make an assignment for the benefit of creditors or a composition with creditors, shall file a petition in bankruptcy, shall be adjudicated insolvent or bankrupt, shall petition or apply to any tribunal for the appointment of any custodian, receiver, liquidator or trustee of or for it or any substantial part of its property or assets, shall commence any proceedings relating to it under any applicable bankruptcy, reorganization, arrangement, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or there shall be commenced against the Maker any such proceeding which shall remain undismissed or unstayed for a period of forty-five (45) days or more, or any such order, judgment or decree shall be entered, or the Maker shall by any act or failure to act indicate its consent to, approval of or acquiescence in any such proceeding or in the appointment of any such custodian, receiver, liquidator or trustee; or the Maker shall take any action for the purpose of effecting any of the foregoing;

then, and in any such event, and at any time thereafter if any Event of Default shall be continuing, the Payee may, by written notice to the Maker, declare the entire principal of this Promissory Note, and any accrued but unpaid interest in respect thereof, to be forthwith due and payable. The Maker hereby expressly waives presentment, demand, protest or other notice of any kind.

This Promissory Note shall inure to the benefit of the Payee, his or her heirs, executors, successors and permitted assigns. The obligations of the Maker arising hereunder shall become the obligations of any successor in interest or permitted assignee thereof, whether by contract or by operation of law.

This Promissory Note shall be governed by and construed in accordance with the internal laws of the State of California applicable to the enforcement and operation of such instruments in the State, and without giving effect to the principles of conflicts of laws which may be applied thereby. Any action brought under or in respect of this Promissory Note shall be brought only in a court of competent jurisdiction sitting in the County of Los Angeles, State of California. If any suit or other proceeding shall be instituted with respect to this Promissory Note, the prevailing party shall, in addition to such other relief as the court may award, be entitled to recover reasonable attorneys' fees, expenses and costs of investigation.

IN WITNESS WHEREOF, the Maker hereby sets its hand and seal in the County of Los Angeles, State of California, as of the date and year first above written.


THE  MAKER:


OUT-TAKES,  INC.                                       ATTEST:

                                                                      [SEAL]
By:  _________________________                          By:
____________________
     Peter  C.  Watt                                  Michael C.Roubicek
     President                                               Secretary


                      EXHIBIT B TO PURCHASE AND SALE AGREEMENT

                                 SECURITY AGREEMENT

THIS SECURITY AGREEMENT (the "Agreement") is made and entered into as of this ___th day of August, 1998 by and between OUT-TAKES, INC., a corporation organized and existing under the laws of the State of California (the "Grantor") and the several individuals named on the signature page of this Agreement
(collectively,  the  "Secured  Party").

WHEREAS,  the  Grantor and the Secured Party have entered into that certain
Purchase  and  Sale  Agreement,  dated  as  of  August  ___, 1998 (the "Purchase
Agreement"), pursuant to which Grantor has purchased (the "Acquisition") all of the equity securities issued and outstanding of LOS ALAMOS ENERGY, LLC, a California limited liability company (the "Subsidiary"); and

WHEREAS,  the  Grantor  has delivered to the Secured Party, as the Purchase
Price  for  the  Acquisition,  a  Secured  Promissory Note in the amount of Four
Million  Dollars  ($4,000,000)  dated as of even date herewith (the "Note"); and

WHEREAS, in order to induce the Secured Party to accept the Note as consideration for the Acquisition, the Grantor has agreed to provide the Secured
Party with a security interest in and first lien upon all of its assets and the assets of the Subsidiary, and the parties now desire to enter into this Agreement to evidence the same;

NOW, THEREFORE, in consideration of the foregoing premises and the promises and covenants  herein contained, and for other good and valuable consideration, the receipt  and  sufficiency  of  which  are hereby acknowledged, the parties,
intending  to  be  legally  bound,  hereby  agree  as  follows:   1.       Grant
of Security Interest.  Grantor hereby assigns, conveys and grants to  Secured
Party  a continuing security interest in and first lien upon all of Grantor's right,  title and interest in and to all of the assets and properties owned  or used by the Grantor in the conduct of its business, or the business of the
Subsidiary,  now  owned  or  hereafter acquired at any time during the term hereof,  whether tangible or intangible, fixed, movable or fixtures, of whatever kind or nature and wherever located, including, without limitation, all cash and cash  equivalents,  securities,  accounts  receivable,  plant  and  equipment, inventory,  rolling  stock,  materials,  supplies, intellectual property rights, contract  rights,  choses  in  action,  and  any  proceeds from the sale, lease, transfer  or  other  disposition  of  any  of  such  assets, whether for cash or property  (all  of  the  foregoing  being herein referred to collectively as the
"Collateral").    The security interest granted herein is intended to secure the prompt  payment, when due, of all amounts due and payable to Secured Party under the  Note  including,  without limitation, all principal amounts due thereunder, all  interest accrued thereon, and all applicable late charges or other fees due under  the  Note,  as  well  as  the  performance  in  full  of all of Grantor's obligations  under  the  Purchase  Agreement  (collectively,  the  "Secured
Obligations").

2. Transfers and Other Liens. Grantor hereby acknowledges to, and agrees with, Secured Party that for so long as this Agreement shall be in effect, Grantor, without the prior written consent of the Secured Party, shall not:

(a)          sell,  assign or otherwise dispose of, any or all of the Collateral
(except  in  the  ordinary  course  of  business);  or

(b) create or permit to exist or be created any lien, mortgage, security interest, or other charge or encumbrance upon or with respect to the Collateral, other than the Secured Obligations; or

(c) move the Collateral from any location other than the Grantor's principal place of business located at the address set forth in Section 6(b) below.

Remedies  Upon  an  Event  of  Default.
---------------------------------------
In the event that the Grantor shall fail to perform fully any Secured Obligation on  the  date  such performance is due, or if the Grantor should breach or be in default  of  any  other  provision  of  the Note, the Purchase Agreement or this
Agreement (any of such occurrences being hereinafter referred to as an "Event of
Default"),  to  the  extent  that  such  Event of Default is not cured or waived within  ten  (10)  days  after the occurrence of such Event of Default, then the
Secured  Party  shall  be  entitled to foreclose upon and take possession of the
Collateral,  in  satisfaction  (full  or  partial  as  the  case  may be) of the
indebtedness  owed  by  Grantor.    Promptly  after  retaking  possession of the
Collateral  upon  any such foreclosure, the Secured Party shall, after deducting therefrom  any  amounts expended by the Secured Party in enforcing the Note, the
Purchase  Agreement  or  this  Agreement  and/or  repossessing  the  Collateral
(including,  without  limitation, the cost of reasonable attorneys' fees), remit to the Grantor the difference between the liquidation value of the Collateral on the  date of repossession thereof and the sum of any amounts paid to the Secured
Party  to  purchase  the  Collateral  in a liquidating sale.  The parties hereby agree  that  any  such  payment  to Grantor upon such foreclosure may be made in stock  of the Grantor or a five (5)-year promissory note bearing interest at the rate  of ten percent (10%) per annum, or some combination thereof, as determined in  the  sole  discretion  of  the  Secured  Party.

The Secured Party hereby agrees with the Grantor that, in the event it shall exercise any or all of its remedies upon an event of default set forth in Clause
3(a) above, it shall look first to satisfy all of the Secured Obligations out of the assets of the Subsidiary, which it shall exhaust as fully as reasonably possible prior to looking to the assets of the Grantor to satisfy any remaining
Secured  Obligations.


4.          Continuing  Security  Interest;  Termination  of  Same.
            ------------------------------------------------------

(a) This Agreement shall create a continuing security interest in the Collateral, and shall (i) remain in full force and effect until all of the Secured Obligations of Grantor shall have been paid or performed in full; (ii) be binding upon the Grantor, its successors and permitted assigns; and (iii) inure to the benefit of the Secured Party and their respective successors, heirs, executors, administrators, transferees and assigns.

(b) Upon the payment or performance in full of all Secured Obligations, and any fees, costs and penalties owing thereon, the security interest granted hereby shall automatically terminate. Upon any such termination, the Secured
Party shall execute and deliver to the Grantor such documents as the Grantor shall reasonably request to evidence such termination and to effect the release of the Collateral.

5. Amendments and Waivers. No amendment or waiver of any provision of this Agreement, the Purchase Agreement or the Note, and no consent to any departure by the Grantor herefrom or therefrom, shall in any event be effective unless the same shall be in writing and signed by the Secured Party, and then such waiver or consent shall be effective only in the specific instance and for the express written purpose for which given.

6. Notices. In the event that any notice or other communication is to be sent pursuant to this Agreement, such notice shall be in writing, sent by telex or by certified mail, return receipt requested, or by delivery in person, or by overnight courier, addressed as follows, or to such other address as either party may notify the other of in accordance with the provisions hereof:

            if  to  Secured  Party,  to:  c/o  Mr.  Hannes  Faul
                                          466  Bell  Street
                                          Los  Alamos,  CA    93440

            (with  a  copy)  to:          Feldhake, August & Roquemore
                                          600  Anton  Boulevard,  Suite  1730
                                          Costa  Mesa,  CA    92626
                                          Attn: Kenneth  S.  August,  Esquire
                                                Partner


            if  to  Grantor,  to:         OUT-TAKES,  INC.
                                          1419  Peerless  Place
                                          Suite  116
                                          Los  Angeles,  CA    90035
                                          Attn: Mr.  Peter  C.  Watt
                                          President

            (with  a  copy)  to:          Photo  Corporation  Group
                                          Pty.  Limited
                                          P.O.  Box  415
                                          Chester  Hill,  N.S.W.
                                          Australia  2162
                                          Attn: Mr.  Michael  C.  Roubicek
                                          Group  Commercial  Manager

All notices and other communications hereunder shall be deemed given when telexed or delivered, or upon receipt if mailed, in accordance with this paragraph.

7. Further Assurances. Grantor agrees to execute and deliver immediately upon request, financing statements on Form UCC-1 for recordation with the California Secretary of State; and (b) such other documents as may be necessary to perfect the Secured Parties' security interests in the Collateral.

8. Entire Agreement. This Agreement, together with the Note, constitutes the entire agreement between Grantor and Secured Party, with respect to the subjects contained herein, and supersedes any prior agreements or understandings, whether written or oral, express or implied.

9. Governing Law; Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without reference to principles of conflicts of law. Any action brought by any party to enforce any of the terms or provisions of this Agreement or the note, or otherwise in connection with or relating to this Agreement, shall be brought only in the courts of the State of California in the county of Los Angeles, and the parties hereby accept the exclusive jurisdiction of such courts for all disputes arising under this Agreement, the Purchase Agreement or the Note.

10. Miscellaneous. All other provisions of the Purchase Agreement, including, without limitation, the specific clauses setting forth the governing law and venue of this Agreement, the right of further assurances, severability, specific performance and other injunctive relief, and every other aspect of the performance, interpretation relationship between the parties and other miscellaneous provisions, are hereby incorporated herein by reference from the Purchase Agreement, and are of force and effect as fully as if the same had been repeated herein in their entirety.

IN WITNESS WHEREOF, Grantor has caused this Agreement to be duly executed and delivered as of the date first above written.

THE  GRANTOR:

  OUT-TAKES,  INC.                              ATTEST:


  By: _____________________                     By: _____________________
       Peter  C.  Watt                               Michael Roubicek
       President                                     Secretary



THE  SECURED  PARTY:

  LOS  ALAMOS  ENERGY,  LLC                     WITNESS:


       By:    ____________________________      By:  ________________________
              Hannes  Faul
              Managing  Member



  THE  INDIVIDUALS:                               WITNESS:


  _____________________                           ___________________

  _____________________                           ___________________


EXHIBIT 10.33 ASSET LEASE AGREEMENT BETWEEN COMPANY AND COLORVISION,
INC. DATED OCTOBER 26, 1998
                              ASSET LEASE AGREEMENT

This  is  an  Asset  Lease Agreement ("Agreement"), effective as of October __,
1998, by and between Colorvision International, Inc., a Florida corporation, located at 8250 Exchange Drive, Suite 132, Orlando, Florida 32809
(hereinafter referred to as "Lessee") and Out-Takes, Inc., a Delaware corporation located at 1419 Peerless Place, Suite 116, Los Angeles, California
90035  (hereinafter  referred  to  as  "Lessor").

                                   BACKGROUND

Lessor owns and operates the Out Takes photo store (the "Business") located at Universal Studios California City Walk (the "Location"). Lessee seeks to lease from Lessor, and Lessor seeks to lease to Lessee certain of the assets of the Business for use at the Location as set forth in this Agreement, subject to the terms and conditions set forth below. Accordingly, in consideration of the mutual covenants and agree-ments set forth below, the parties agree as follows:

                                      TERMS

1. LEASE OF ASSETS. The parties hereby agree that, at Closing (as defined below), Lessor shall lease the assets of the Business set forth on Schedule 1 to this Agreement (collectively the "Assets") provided, however, that within thirty
(30) days from the date of this Agreement they shall jointly prepare an item by item list of the Assets being leased hereunder, and the agreed-upon value thereof, which list will then be attached to this Agreement as a revised
Schedule 1. Lessor further agrees that the Assets shall be used only at the Location during the Lease Term, as hereafter defined. Upon the expiration of the Lease Term, or its earlier termination, all of the Assets shall be returned to Lessor hereunder in the same condition as they are being delivered to Lessee at the Closing, normal wear and tear excepted, and free and clear of any lien, charge, security interest, claim or other encumbrance. The Assets are being leased to Lessee on an "as is-where is" basis, and Lessor makes no representation or warranty to Lessee, express or implied, as to the condition of any Asset or suitability to the Business or the contemplated use thereof by Lessee.

Throughout the entire Lease Term, Lessee hereby agrees with and covenants to Lessor that it shall not do any of the following, nor suffer or permit any of the following to occur to the extent the same shall be within its discretion or control, without having obtained the prior written consent of Lessor:

     (a) sell, lease, sublease, exchange, transfer or otherwise dispose of any of the Assets;

     (b) subject any of the Assets to any lien, security interest or encumbrance;

     (c) take any action which would materially destroy, injure, alter or modify any Asset, or the right of Lessor to use any Asset, or which would render defective or otherwise encumber good and marketable title to any such Asset, to the extent such title exists in respect of such Asset at the Closing.

2. ASSIGNMENT OF LEASE. At Closing (as defined below), Lessor shall assign and transfer to Lessee all of its right, title and interest in and to that certain Business Lease executed as of November 13, 1992 ("Lease") between Lessor and MCA Development Company, a division of MCA Inc. ("Landlord") pursuant to an Assignment of Lease substantially in the form attached to this Agreement as Exhibit "A" ("Assignment"), which Assignment requires the written consent of the Landlord.

3.       LEASE PRICE.  The rental price for the Assets (the "Lease Price") shall be  a  monthly  amount  equal  to seven percent (7%) of the gross revenues (less applicable  sales  taxes  due  on goods sold at the Location) ("Gross Revenues")
derived  by Lessee from the Business, or any other business conducted or engaged in  by Lessee at the Location during each month, or portion thereof, that Lessee shall  be  in  possession  of  the  Assets,  for  the  duration of the Lease, as currently extended through May 30, 2005 (the "Lease Term").  In the event Lessee ceases to conduct any business at the Location: (i) for reasons of bankruptcy or insolvency,  (ii)  acts  of  God,  emergencies,  strikes  or other causes out of
Lessee's  control;  (iii) any loss of the right of Lessor to lease the Assets to
Lessee  prior  to  the  conclusion of the Lease Term; or (iv) any termination of
Lease  by  Landlord  if through no fault of the Lessee, then no further payments shall  be  due  Lessor  hereunder  from the date Lessee ceases to operate at the
Location  until Lessee resumes business at the Location, if such a resumption of
business  occurs.    Lessee  acknowledges  to  Lessor  by  its execution of this
Agreement that it intends in good faith to operate at the Location profitably in accordance  with  the Lease, and shall use its best efforts throughout the Lease term  to  do  so,  and  Lessor  acknowledges  to Lessee that it understands such profitable  operation  cannot  be  guaranteed.

4. PAYMENT OF LEASE PRICE. Subject to the terms of this Agreement and in reliance on the representations and warranties of Lessor set forth below, Lessee shall lease, at Closing, the Assets and, in full consideration therefor, shall:

     (a)          pay  $50,000.00 as a deposit ("Deposit") to Lessor at Closing.
Lessee  shall  have  the option of making the payment by cashier's check or bank
wire.    Lessor  shall  provide bank wire instructions to Lessee if requested by
Lessee;  and

     (b)      pay the entire amount of the Lease Price due and payable to Lessor
(together with the applicable amount of any taxes as may be required in connection with payments of the Lease Price) on or before the fifteenth day of the month following each month of the Lease Term; provided, however, that Lessee may deduct up to $4,166.67 each month from any sum otherwise payable to Lessee pursuant to this subsection 4(b) until the entire amount of the Deposit has been repaid to Lessee; further provided that the amount of any security deposits shown on Schedule 2 to this Agreement which are transferred to, or credited to the account of, Lessee by the holders of such deposits shall be deemed repayments of the Deposit to Lessee and shall thereby reduce, by a corresponding amount, any deductions from the Gross Revenues otherwise payable to Lessor which Lessee may make pursuant to this Subsection 4(b).

5. LICENSE TO USE TRADE NAME. In further consideration of the payment of the Lease Price to Lessor as set forth above, the Lessor hereby grants to Lessee a license (the "License") to use the trade name "Out-Takes" (the "Trade
Name") only in connection with the Business at the Location and for so long as Lessee operates the Business at the Location. Lessee shall have no right to use the Trade Name in connection with any other present or future operations of Lessee. Lessee recognizes and acknowledges Lessor's ownership of and prior rights in the Trade Name and shall not take any action inconsistent with Lessor's ownership of and prior rights in the Trade Name or which would otherwise destroy or impair Lessor's interest in such rights.

Notwithstanding any other provisions contained in this Agreement concerning the rights of Lessor to indemnification hereunder, and without limiting or excluding any of such rights, Lessee hereby expressly agrees with Lessor that in the event Lessor shall be named in any lawsuit or other proceeding solely by virtue of Lessee's use of the Trade Name hereunder (and not in connection with any actual liability or specific claim against Lessor in such lawsuit or proceeding), then Lessee shall provide to the Lessor directly, and promptly upon its request therefor, the full amount of any fees or expenses (including, without limitation, reasonable attorneys' fees and expenses) incurred by Lessor in having itself dismissed from any such action.

The license to use the Trade Name granted hereunder shall be co- terminous with the Lease Term or such shorter period as Lessee shall actually operate the Business at the Location. Lessor agrees that, for so long as this Agreement shall be in effect, it shall not take any action, or omit to take any action which would have the effect of impairing any of Lessor's rights in the Trade
Name, or the value thereof to Lessor. Lessor covenants that it shall not enter into any agreement, arrangement or undertaking, the effect of which would be to result in the transfer, assignment, mortgage, hypothecation, dilution or extinguishment of the Trade Name or any rights of Lessor therein.

6.       CLOSING.  The closing of the transaction contemplated by this Agreement
(the  "Closing")  shall  take  place  in Los Angeles, California on October ___,
1998,  or  such other date and/or place as the parties mutually agree in writing
(the  "Closing  Date").

7.          DELIVERIES  BY  LESSOR.  At Closing, Lessor shall deliver to Lessee:

     (a)          an  originally  executed  copy  of  this  Agreement;

     (b)          the  Assignment,  duly  executed  by  Lessor;

     (c) a certificate of actions by Board of Directors of Lessor authorizing the transaction contemplated by this Agreement to be undertaken by Lessor.

8. DELIVERIES BY LESSEE. At Closing, Lessee shall deliver to Lessor (1) an originally executed copy of this Agreement; (2) the Deposit in accordance with subsection 4(a) hereof; (3) the Assignment, duly executed by Lessee; and (4) a certificate of action by the Board of Directors of Lessee authorizing the transactions contemplated by the Agreement to be undertaken by Lessee.

9.      LIABILITIES OF LESSOR.  Except with respect to the Assignment and except as  provided  in  Schedule 3 to this Agreement, Lessee will not assume any trade and  accounts payable that are, or have become due for payment as of the Closing date  or  any other liabilities not incurred by Lessor in the ordinary course of
business  through  the  Closing  Date.    Without limiting the generality of the
foregoing,  Lessee  will  not  assume  intercompany  liabilities,  payables  or obligations  of  Lessor,  nor  will  it  assume  any  of Lessor's liabilities or obligations  arising  out  of  employment  agreements  between Lessor and any of
Lessor's  employees  or  Lessor's  liabilities  or  obligations  relating to the negotiation and/or closing of the transaction contemplated herein including, but not  limited  to,  any  broker  commission  payable  in  connection  with  the
transaction.    Lessee  shall  be  solely and exclusively liable for, and Lessor expressly does not agree to assume any of the obligations created or liabilities imposed  upon  Lessee  by  virtue  of  its  use of the Assets after the Closing.
Lessee further covenants to and agrees with Lessor that in the use of the Assets as  contemplated herein, it shall not disturb any agreement to which such Assets are  subject nor by which they are bound, nor create, nor suffer or permitted to be  created  or imposed, any lien, charge or other liability to, upon or for the account  of,  Lessor.

10.          INDEMNIFICATION.

     (a) Except as otherwise contemplated herein, Lessor shall indemnify and hold Lessee harmless from, against, and in respect of the following:

          (i) any and all liabilities, obligations, debts, contracts or other commitments of Lessor of any kind, known or unknown, whether fixed or contingent, and whether arising in contract, in tort, or otherwise from the operation of the Business at the Location prior to Closing including, but not limited to, any liability of Lessor for sales and use taxes;

          (ii) any damage or deficiency resulting from any misrepresentation in or omission from any certificate or other instrument furnished or to be furnished to Lessee by Lessor pursuant to this Agreement;

          (iii) any and all losses, liabilities, claims, damages and expenses, including court costs and reasonable attorney's fees, arising out of any claim for brokerage or other commissions relative to this Agreement or the transactions contemplated hereby insofar as any such claim arises by reason of services alleged to have been rendered to or at the instance of Lessor;

          (iv)          any  material  breach  by  Lessor of this Agreement;
and
           (v) all actions, suits, proceedings, claims, demands, assessments, judgments, legal fees, costs and expenses incident to any of the foregoing or arising out of any act or omission of Lessor in the conduct of the Business before the Closing.

     (b) Lessee shall indemnify and hold Lessor harmless from, against, and in respect of the following:

          (i) any and all liabilities, obligations, debts, contracts or other commitments of Lessee of any kind, known or unknown, whether fixed or contingent, and whether arising in contract, in tort, or otherwise from the operation of the Business (or any other business or activity conducted) at the Location after the Closing including, but not limited to, any liability of Lessee for sales and use taxes and any use of the Trade Name at any location by Lessee in breach of Section 5 hereof; and

          (ii)          any  material  breach  by  Lessee  of  this  Agreement.

          (iii) any liability or obligation arising out of the inclusion in the list of Assets of the license agreements set forth on Schedule 1 hereto, including without limitation for the failure of Lessor to obtain the consent of any licensor thereunder prior to leasing such licenses to Lessee, or any liability or obligation which may be agreed upon between Lessee and any of such licensors subsequent to the date of the Closing.

     (c)          Each  party  agrees  to  give notice to the other party of the assertion  of  any  claim  or  demand or the institution of any action, suit, or proceeding  in respect of which indemnification may be claimed hereunder and the party  receiving  such  notice  shall have the right to undertake the defense or settlement  of  such  action,  suit  or  proceeding  ("Litigation")  at it's own
expense.   If the party receiving such notice does not undertake (or, within ten
(10)  days  thereafter,  express  its  intention to so undertake) the defense or settlement  of  the  Litigation,  the  party  giving such notice may control the defense  or  settlement of the Litigation, provided, that if at any time during the  pendency  of  such  Litigation  it  shall be deemed in good faith by either party,  or  its respective counsel, that the interests of the respective parties in  respect  of such Litigation are or may become adverse, or otherwise conflict in  any  material  way,  then  each  party shall be entitled to separate counsel thereafter,  and,  provided,  further,  that in no event shall either party be entitled  to  make  any  offer or agreement of settlement in respect of any such Litigation which is or will or could become binding upon the other party hereto, without  having  obtained  such  other party's prior written consent to be bound thereby.  In  the  event  Lessee  is  controlling  the  defense or settlement of Litigation  pursuant  to  this Subsection 10(c), and provided that
Lessor is not entitled  to  indemnification  in respect of such Litigation pursuant to Section 10(b) above, Lessor hereby authorizes Lessee to deduct the costs of such defense or  settlement  from  any sums due Lessor pursuant to subsection 4(b) hereof. In the  event  such  costs  exceed  any sums due Lessor pursuant to subsection 4(b) hereof,  Lessor  shall  remit  the  amount of such costs  directly to Lessee.

(d) Notwithstanding anything else contained in this Section 10, Lessee shall promptly notify Lessor in the manner set forth in Section 16(d) below in the event it becomes aware of any threatened or pending litigation involving or relating to the Business, any other business or activity conducted at the Location, the Assets (or any part thereof) or the Lease.

11. REPRESENTATIONS AND WARRANTIES OF LESSOR. Lessor represents and warrants to Lessee as follows:

     (a) Organization and Standing. Lessor is a corporation organized under the laws of the State of Delaware and its status is active.

     (b)      Power and Authority.  Lessor has the requisite corporate authority to enter into this Agreement and to incur and perform its obligations under this
Agreement.    Lessor  has all necessary corporate power to own, lease, hold, and operate  all  of its properties and assets and to carry on the Business as it is now  being conducted.  The execution, delivery and performance by Lessor of this
Agreement  has  been  authorized  by  all  necessary corporate action.  Upon the execution  and  delivery  of  this  Agreement, this Agreement shall constitute a valid  and binding agreement of Lessor, enforceable against Lessor in accordance with  its  terms,  subject only to applicable bankruptcy, moratorium and similar laws.
     (c)          Title to Assets.  Except for any licenses listed on Schedule
7  hereto  with  respect  to which Lessor makes no representation or warranty as to title,  quality or validity thereof, Lessor has good and marketable title to all of  the  Assets, free and clear from all liens, encumbrances, security interests or  claims  of  any  kind  or  nature, other than liens incurred in the ordinary course  of  the Business for trade or in connection with the purchase of assets, or  for  services rendered to Lessor by materialmen or other similar persons, or for  taxes  not  yet  due and payable, or which otherwise do not have a material adverse impact upon the financial condition of the Business.
With respect to any security  interests  by  a  third  party  in the Assets,
Lessor shall deliver to Lessee  at  closing (or as soon thereafter as Lessor may become aware thereof) a copy  of  a duly filed UCC Form 3 terminating the security interest of any third party  in  the  Assets.

     (d)     Approvals and Consents. The execution, delivery and performance of this  Agreement (and the transactions contemplated by this Agreement) do not and
will  not:    (i)  contravene  any provision of the articles of incorporation or bylaws  of  Lessor;  (ii)  result in a material breach of, constitute a material default  under,  result  in the modification or cancellation of, or give rise to any  right  of  termination,  modification  or  acceleration  in  respect of any indenture,  loan  agreement, mortgage, lease or any other contract, or agreement to  which  Lessor  or  any of the Assets are bound (other than in respect of the
Lease);  (iii)  other than as may apply to Lessee, result in the creation of any security  interest,  pledge,  lien,  charge,  claim,  option,  right to acquire, encumbrance,  restriction on transfer, or adverse claim of any nature whatsoever upon  any  of  the Assets; (iv) violate any writ, order, injunction or decree of any  court  or  any  federal,  state,  municipal  or  other  domestic or foreign governmental  department,  commission, board, bureau, agency or instrumentality, which violation or default in any such case would have a material adverse effect on  the  Business;  (v)  require approval of the shareholders of Lessor; or (vi)
require  any authorization, consent or approval of, or filing with or notice to, any  governmental  or  judicial  body  or agency, or any other entity or person, including,  without  limitation,  any  filing  with  the Securities and Exchange
Commission  ("SEC") other than any obligation Lessor may have to file a Form 8-
K as  contemplated  by  Section  15  of  this  Agreement.

     (d)      Litigation. There are no actions or suits at law or in equity now
             ---------- pending or, to the actual knowledge of Lessor, threatened which could have a material adverse effect on the Business or any of the Assets, or the ability of Lessor to consummate the transactions contemplated by this Agreement.

     (e)          Collective  Bargaining  Agreements.  There are no collective
                 ---------------------------------- bargaining  agreements  to which Lessor is a party or by which Lessor is bound, and there is no pending or threatened labor dispute, labor union organizing attempt, strike, or work stoppage affecting either Lessor or the Business.

     (f)     Benefit Plans.  There are no benefit plans applicable to any of the
             -------------
employees of the Business that are currently in effect or which, with respect to the  Business, Lessor has committed to implement prior to the Closing, except as shown  on  Schedule  4  to  this  Agreement.

     (g)          Contracts.    Schedule  5 to this Agreement lists all material
contracts (including contracts with consultants), leases (where Lessor is lessor or lessee) except the Lease, licenses, agreements, and undertakings of Lessor to which it is or at the Closing Date will be a party and bound, or to which any of its  properties  or Assets are or will be subject, and, if written, Lessor shall have supplied Lessee with copies of such documents.  Except as shown on Schedule
6  to this Agreement, each such contract, undertaking or other commitment listed in  Schedule  5 is, and upon the Closing will be (except as completed or expired by its terms), valid and enforce-able in accordance with its terms, and no party is  in  default  under  any  material  provision  thereof.

     (h)          Trade  Name.    Lessor has adopted and uses the Trade Name in
connection with the Business.  Lessor has not been notified that Lessor's use of the  trade  name  or logo infringes the rights of a third party.  No proceedings have  been  or will at the Closing Date have been instituted or threatened which assert  infringement of rights of any third party against Lessor pursuant to its use  of  the  Trade  Name.

     (i) Compliance with Laws. As of the date of this Agreement, to the actual knowledge of Lessor, (i) there is no violation of any applicable laws, regulations or orders relating to the conduct of the Business, and (ii) there is no use of the Assets by Lessor in the Business which violates any applicable laws, codes, ordinances and regulations, whether federal, state or local, which, in either case, would have a material adverse effect on the Business.
     (j) Conditions Affecting the Business. Other than as applicable to Gerry Wersh, who is deemed to be essential to the technical aspects of the Business as currently being conducted, Lessor is not aware of any extraordinary or unusual conditions in existence on the date hereof with respect to the markets, services, facili-ties, personnel, or supplies of Lessor that is not public information or known generally in Lessor's industry or which has not been disclosed in writing to Lessee and which Lessor believes will result in a material and adverse effect on the Business not experienced by others in similar businesses.

     (k) No Misrepresentations. None of the representations and warranties of Lessor set forth in this Agreement or in the attached exhibits and schedules nor any information or statements contained in the lists or documents provided or to be provided by Lessor to Lessee, notwithstanding any investigation thereof by Lessee, contains or will contain any untrue statement of a material fact, or omits or will omit the statement of any material fact necessary to render the same not misleading.

     (l) Conveyance Not Fraudulent. Lessor is not making the transactions contemplated by this Agreement with the intent to hinder, delay, or defraud either its present or future creditors.

     (m) Discontinuance of Business. Upon consummation of the transactions contemplated hereby, Lessor will discontinue its operation of the Business, but not of any other business owned or operated by Lessor.

12. REPRESENTATIONS AND WARRANTIES OF LESSEE. Lessee represents and warrants to Lessor as follows:

     (a)       Organization and Standing.  Lessee is a corporation organized and existing  under  the  laws  of  the  State  of Florida and its status is active.
     (b)      Power and Authority.  Lessee has the requisite corporate authority to enter into this Agreement and to incur and perform its obligations under this
Agreement.    Lessee  has all necessary corporate power to own, lease, hold, and operate  the Assets and carry on the Business as it is now being conducted.  The execution,  delivery,  and  performance  by  Lessee  of  this Agreement has been authorized  by  all necessary corporate action.  Upon the execution and delivery of this Agreement, this Agreement shall constitute a valid and binding agreement of Lessee, enforceable against Lessee in accordance with its terms, subject only to  applicable  bankruptcy,  moratorium,  and  similar  laws.

     (c) Approvals and Consents. The execution, delivery and performance of this Agreement (and the transactions contemplated by this Agreement) do not and will not: (i) contravene any provision of the articles of incorporation or bylaws of Lessee; (ii) result in a breach of, constitute a default under, result in the modification or cancellation of, or give rise to any right of termination, modification, or acceleration in respect of any indenture, loan agreement, mortgage, lease or any other contract, or agreement to which Lessee is bound; (iii) require any authorization, consent or approval of, or filing with or notice to, any governmental or judicial body or agency, or any other entity or person.

     (d) No Misrepresentations. None of the representations and warranties of Lessee set forth in this Agreement or in the attached exhibits and schedules, nor any information or statements included in the lists or documents to be provided by Lessee to Lessor, notwithstanding any investigation thereof by Lessor, contains or will contain any untrue statement of a material fact, or omits or will omit the statement of any material fact necessary to render the same not misleading.

(e) Brokers' Fees. Lessee has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

13. SURVIVAL OF PROVISIONS. All representations, warranties, agreements, covenants, assignments and licenses made or granted herein by Lessor or Lessee in connection with the transactions contemplated by or set forth in this Agreement or contained in any certificate, schedule, exhibit, or other document delivered pursuant to this Agreement shall survive the Closing.

14.          DISCLOSURE AND NON-INTERFERENCE.  The parties agree not to make any independent  press releases or to disclose the terms of this Agreement except to
their  attorneys  and  other  necessary  parties.   The parties further agree to
prepare  and  issue  a  mutually  agreeable  press  release upon Closing of this transac-tion,  provided  that Lessee understands that Lessor may be obligated to file  with the SEC on Form 8-K within five days following the Closing.  Further, the  parties  agree not to interfere in each other's businesses, nor to make any statements  which  would  adversely  impact  the  other's  business  interests.

15.          RELATIONSHIP CREATED; INDEPENDENT CONTRACTOR.  No provision of this
Agreement  is  intended  to  make  Lessee an employee or agent of Lessor for any purpose  whatsoever,  nor  shall  the  execution  of this Agreement be deemed to create  any  partnership,  joint  venture  or other form of business association
between  the  parties  other  than  that  of  independent  contractors.   Lessor
acknowledges  that  it  shall  not  have the right to require Lessee to make any specific  amount or number of sales, to attend sales meetings, to conform to any fixed or minimum number of hours devoted to selling effort, to follow prescribed itineraries,  or  do anything else which would jeopardize the relationship being created  between  the parties.  Notwithstanding the foregoing, Lessor shall have the  right  to  request  Lessee  to,  and Lessee shall, provide Lessor with such reports  or  information  regarding  the Assets as Lessor may reasonably request from  time  to  time  during  the  Lease  Term.

16.          GENERAL  PROVISIONS.

     (a) Further Assurances. The parties agree that, from time to time hereafter and upon request, each of them will execute, acknowledge and deliver such other instruments as may be reasonably required to carry out the terms and conditions of this Agreement.

     (b)       Benefit and Assignment.  This Agreement shall be binding upon and inure  to  the benefit of the parties hereto and their respective successors and
assigns.    The rights of Lessee hereunder may not be assigned without the prior written  consent of Lessor which shall not unreasonably be withheld.  The rights of  Lessor hereunder may be assigned, provided that any such assignment shall in no  way  relieve  Lessor of its obligations and responsibilities to Lessee under this  Agreement.

     (c)          Governing Law; Venue.  This Agreement shall be governed by and construed  in  accordance  with  the  laws of the State of California, excluding those  laws  of  California  relating  to  conflicts  of  laws  of  different
jurisdictions.    The parties hereby expressly submit to the jurisdiction of any court  of  competent  jurisdiction sitting in and for the County of Los Angeles,
State  of  California.

(d)          Notices.    All notices, requests, demands and other communications
hereunder  shall  be  in writing, and shall be deemed to have been duly given if delivered by overnight delivery service or hand delivered, addressed as follows:

          If  to  Lessor:

               Out-Takes,  Inc.
               1419  Peerless  Place,  Suite  116
               Los  Angeles,  California    90035

          With  a  copy  (which  shall  not  constitute  notice)  to:

               Feldhake,  August  &  Roquemore
               600  Anton  Boulevard,  Suite  1730
               Costa  Mesa,  California  92626
               Attention:    Kenneth  S.  August,  Esquire

          If  to  Lessee:

               Colorvision  International,  Inc.
               8250  Exchange  Drive,  Suite  132
               Orlando,  Florida  32809

          With  a  copy  (which  shall  not  constitute  notice)  to:

               Holland  &  Knight  LLP
               Post  Office  Box  1526
               Orlando,  Florida    32802
               Attention:    John  R.  Dierking,  Esquire

     (e)        Expenses.  Any expenses in connection with this Agreement or the transactions  contemplated  herein shall be paid for by the party incurring
such expenses  following  the  Closing.    Lessee shall not assume any
obligations of Lessor, nor Lessor assume any obligations of Lessee, in connection with any such expenses.

     (f) Sales and Other Taxes. Any sales and other applicable taxes with respect to the lease of the Assets hereunder shall be borne by Lessee, and shall be paid by Lessee as and when such taxes become due consistent with the lease of the Assets set forth on Schedule 1 attached hereto.

     (g)          Headings.    All  paragraph  headings  herein are inserted for
convenience  only  and  shall  not  modify  or  affect  the  construction  or interpretation  of  any  provision  of  this  Agreement.

     (h) Counterparts; Faxes. This Agreement may be signed in one or more counterparts, each of which shall be considered an original copy but all of which together shall be deemed to be but one and the same instrument.
Wherever in this Agreement an original signature shall be required, a facsimile of an original signature shall be deemed an original signature for all purposes.

     (i) Schedules and Exhibits. The schedules and exhibits attached to this Agreement are hereby incorporated herein as an integral part hereof as fully as if they had been written into the body of this Agreement in their entirety.

     (j)         Amendment,  Modification  and  Waiver.   This Agreement may be
modified, amended and supplemented only by the mutual written agreement of both  of  the  parties hereto.  Each party may waive in writing any condition intended to  be  for  its  benefit.

     (k) Validity. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall remain in full force and effect, nor shall the invalidity or unenforceability of a portion of any provision of this Agreement affect the validity or enforceability of the balance of such provision.

     (l) Entire Agreement. This Agreement and the Schedules and Exhibits delivered herewith represent the entire Agreement of the parties and supersede all prior negotiations and discussions by and among the parties hereto with respect to the subject matter hereof. No provision or document of any kind shall be included in or form a part of this Agreement unless in writing and delivered to the other party by the party to be charged. This agreement supersedes and replaces the Letter which shall terminate upon the execution of this Agreement by the parties.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year set forth above.

LESSOR:

OUT-TAKES,  INC.                                                  ATTEST:

By:                                           By:
__________________________
     James  C.  Harvey                                           James C.
Harvey
     President
Secretary

LESSEE:

COLORVISION  INTERNATIONAL,  INC.                    ATTEST:



By:          _____________________________                    By:
__________________________
     President
Secretary

     EXHIBIT  "A"

         ASSIGNMENT, ASSUMPTION OF LEASE AND LANDLORD CONSENT AGREEMENT

THIS AGREEMENT is made and entered into as of this ___ day of October, 1998 by and between Out-Takes, Inc. ("Assignor"), Colorvision International,
Inc. ("Assignee")  and  Universal  CityWalk  Hollywood,  a Unit of Universal
Studios, Inc., as successor in interest to MCA Development, a division of MCA Inc. ("Landlord").
                                  R E C I T A L S

A.  Landlord  and  Assignor,  as  Tenant, entered into that certain written
Lease dated as of November 12, 1992 (" 1992 Lease") pursuant to which Landlord leased to Assignor certain premises located in Universal City, California as described in such 1992 Lease (the "Premises"), which was subsequently amended by that certain First Amendment to Lease dated March, 1993. The 1992 Lease and the
First  Amendment  to  Lease  are collectively referred to herein as the "Lease".

     B. Simultaneously as of November 13, 1992 Guarantor executed and delivered a Guarantee of Lease (the "Guarantee") with respect to Assignor's obligations under the 1992 Lease, which Guarantee remains in full force and effect.

     C. Effective as of the date first written above, Assignor wishes to assign and Assignee wishes to accept such assignment and assume all of Assignor's rights and obligations under the Lease.

     NOW, THEREFORE, in consideration of the above and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree as follows:

1. Assignor hereby assigns, conveys and transfers all of its right, title and interest in the Lease, a copy of which is attached and incorporated herein by reference.

     2. Assignee hereby assumes, agrees to be bound by and undertakes to perform each and every one of the terms, covenants and conditions contained in the Lease. The Assignee further assumes all obligations and liabilities of the Assignor under the Lease in all respects as if Assignee were the original party to the Lease.

3. Assignee shall be liable for all amounts due under the Lease on or after the date hereof. In the event of a default under the Lease, Lessor shall have the right to proceed directly and immediately against the Assignee without first proceeding against the property and such proceeding is not deemed to be an irrevocable election of remedies.

4. Subject to the terms and conditions herein, Lessor consents to the assignment of the Lease from Assignor to Assignee. Assignor acknowledges that this consent by Lessor is given without releasing Assignor from its obligations under the Lease. This consent by Lessor shall not be deemed to be or construed as a consent to any subsequent assignment of the Lease.

5. Assignee and Lessor agree that Assignee shall replace Robert Shelton as Guarantor under said Lease, and shall assume all obligations of Guarantor consistent with the terms of the Lease.

 6.      Assignee  shall  deposit  with  Lessor a Security Deposit of two months
Minimum  Rent  (as defined in the Lease) in the amount of  Twenty Thousand Seven
Hundred Forty Five Dollars and Seventy Cents ($20,745.70). Landlord hereby agrees that, notwithstanding the foregoing, Assignor shall transfer its Security
Deposit  currently  held  by  Landlord  in the amount of Eighteen Thousand Seven
Hundred Twenty Two Thousand Dollars Sixty Six Cents ($18,722.66), less any amounts owed to Landlord prior to the Effective Date, to Assignee's Security
Deposit account, and Assignee shall remit to Landlord on or before the Effective
Date any balance remaining in order to satisfy the Security Deposit requirement of Assignee.

7. Assignor represents, warrants and agrees that all furniture, fixtures and equipment which are the property of Assignor (including but not limited to property which Assignor leases to Assignee as part of the assignment transaction) and used in the Premises will be owned by Assignor, free and clear of any lien or encumbrance, and further that in the event of a default by Assignee which results in the loss of the right of Assignee to occupy the Premises and the re-entry by Assignor, all of Assignor's furniture, fixtures and equipment located in the Premises will be left in the Premises for Assignor's use without compensation until the obligations of Assignor to Landlord under the Lease have been satisfied.

8. Except as modified hereby, all terms and conditions of the Lease shall remain in full force and effect.

     9. All of the terms and provisions of this Agreement shall be binding and shall insure to the benefit of the parties, their respective successors and assigns.

     IN WITNESS WHEREOF, the parties have caused this instrument to be executed as of the date first written above.

ASSIGNOR:          OUT-TAKES,  INC.



By    ________________________________
Name:  ______________________________
Title:  _______________________________





ASSIGNEE:    Colorvision  International,  Inc.


By:    ________________________________
Name:  ______________________________
Title:  _______________________________



LANDLORD: Universal CityWalk Hollywood, a Unit of Universal Studios, Inc.



By:___________________________________
      Larry  Kurzweil
      Senior  Vice  President  &  General  Manager



     SCHEDULE  1

     ASSETS  OF  BUSINESS


1. All items remaining in the Out Takes store at Universal City Walk as of October ___ , 1998, excluding the Sticker Machine belonging to paradise Creations.

2. All items remaining in the Panorama City storage facility including equipment previously used by Lessor in operating its Irvine, California location.

3.          The  licenses  listed  on  Schedule  7  hereof.

     [The parties shall prepare a definitive list of the above-referenced Assets being leased hereunder within thirty (30) days from the date of this Agreement in accordance with the provisions of Section 1 hereof.]

     SCHEDULE  2

     SECURITY  DEPOSITS


          City  Walk  premises  deposit               $18,722.66          Board
of  Equalization  deposit                            $
1,000.00
          City  Walk  electricity  deposit                           $
700.00




     SCHEDULE  3

     LIABILITIES  OF  LESSOR  TO  BE  ASSUMED  BY  LESSEE



Lessee assumes all liabilities in connection with royalties on the below named contracts, as of October ___, 1998. Lessee will assume financial responsibility and liability for any and all existing or future guarantees or other commitments in respect of the below named contracts:

 1.          MTV  Networks
 2.          King  Features
 3.          Stan  Gorman
 4.          Young  Kwon
 5.          Simon  Kornblit
 6.          Gerry  Wersh/Watkins
 7.          20th  Century  Fox
 8.          Curtis  Archives
 9.          CMC
10.          Universal  Studios
11.          Tony  Stone  Images
12.          Paramount
13.          JP  Morgan
14.          Queen  B
15.          Saban
16.          Baywatch
17.          Warner  Brothers



     SCHEDULE  4

     BENEFIT  PLANS  OF  LESSOR


1.      Group  health  insurance  plan  in  effect  as of September 30, 1998



     SCHEDULE  5

     SCHEDULE  OF  CONTRACTS


1.          License  Agreements  listed  on  Schedule  3


     SCHEDULE  6

     CONTRACT  DEFAULTS


License  agreements  with:

1.          JP  Morgan
2.          20th  Century  Fox
3.          Curtis  Archives
4.          CMC
4.          Universal  Studios
6.          Warner  Brothers



     SCHEDULE  7

     LICENSE  AGREEMENTS


 1.          MTV  Networks
 2.          King  Features
 3.          Stan  Gorman
 4.          Young  Kwon
 5.          Simon  Kornblit
 6.          Gerry  Wersh/Watkins
 7.          20th  Century  Fox
 8.          Curtis  Archives
 9.          CMC
10.          Universal  Studios
11.          Tony  Stone  Images
12.          Paramount
13.          JP  Morgan
14.          Queen  B
15.          Saban
16.          Baywatch
17.          Warner  Brothers



                                 OUT TAKES, INC.


                                 WRITTEN CONSENT
                                      of the
                                  SOLE DIRECTOR


                                October 26, 1998



This  Written  Consent  of  the  Sole  Director  of  Out Takes, Inc., a Delaware
Corporation (the "Corporation") is made as of the date set forth above in accordance with the Bylaws of the Corporation. The Sole Director hereby consents, pursuant to the provisions of Section 141(f) of the Delaware
Corporations Code, to the adoption of the following Resolutions, effective as of 5:00 p.m. on October 26, 1998, which are to be filed with the Minutes of the Board of Directors:

WHEREAS, it is in the best interests of the Corporation to lease to others certain of its assets; and

WHEREAS, it is in the best interests of the Corporation to divest itself of certain of its liabilities:

RESOLVED, that the Corporation enter into an Asset Lease Agreement with Colorvision International, Inc.

FURTHER RESOLVED, that all of the actions taken by the executive officers of the Corporation since the last meeting of the Board of Directors are hereby specifically authorized, ratified and approved by the Sole Director.


APPROVED:



____________________
James  C.  Harvey
Sole  Director

EXHIBIT 14(a)2FORMER INDEPENDENT AUDITOR'S REPORT

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
                         ===========  ======== ===========  ============
=========  ========   ==========


                                   OUT-TAKES INC.
                               STATEMENT OF CASH FLOWS

                                                   Years ended March 31,
                                                      1998       1997        1996
Operating Activities:


  Net Loss                                     ($1,082,306) ($ 753,346) $(1,576,484)
                                               -----------  ----------  ------------
  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization              $ 513,277    $ 450,786  $  378,156
     Loss on Impairment of Long-Lived Assets            -            -     762,129
     Loss on closure of Irvine Studio             154,157            -      -
     Loss on Disposal of Plant and Equipment            -          504    997
     Management fee - Related Party                31,200            -    -
     Options issuance cost                          3,250            -
Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Prepaid Royalties                                  -            -    840
     Due from Related Party                         7,343       (7,343)    -
     Deposits                                      11,330          334  (18,290)
     Inventory                                     12,797       13,719   (10,090)
     Due from Officers                                  -            -    8,565
     Prepaid Insurance                              1,847       (2,003)    -
     Prepaid Taxes                                  4,824       (5,754)    -
     Other Current Assets                          (1,432)       1,670     (10,314)
   Increase (Decrease) in:
     Accounts Payable                             (82,630)      24,880   (196,867)
     Accrued Payroll and Other Expenses           (16,333)    (275,020)  56,453
     Notes Payable                                      -      (15,036)  15,036
     Accrued Interest - Related Party              48,581      (22,104)  20,835
     Provision for Studio closure                  31,878            -   -
     Accrued Management Fee - Related Party             -      131,000   130,000
     Compensation Payable - Related Parties      (119,990)     121,337   -
                                               -----------  ---------- -----------

   Total Adjustments                            $ 600,099    $ 416,970  $1,137,450
                                               ----------   ---------- -----------

  Net Cash Used in Operating Activities        ($ 482,207)  ($ 336,376) ($ 439,034)
                                               ----------   ---------- ------------

Investing Activities:
  Acquisition of Equipment and Leasehold
   Improvements                                ($  26,484)  ($  46,630) ($ 652,814)
  Proceeds on Disposal of Plant and Equipment         100        2,242     1,050
                                               ----------   ---------- -----------

  Net Cash Used in Investing Activities        ($  26,384)  ($  44,388) ($ 651,764)
                                               ----------   ---------- ------------

Financing Activities:
  Proceeds from the Issuance of Stock           $       -    $ 130,000  $  510,000
  Advances from Related Party                     460,727      260,000     649,500
  Proceeds from Interim Loan Financing  -
   Related Party                                        -            -      39,000
  Payment of Interim Loan Financing -
   Related Party                                        -            -    (100,000)
                                                -- ------   ---------- ------------

  Net Cash Provided by Financing Activities     $ 460,727    $ 390,000  $1,098,500
                                                ---------   ---------- -----------

Net (Decrease) Increase in Cash and Cash
 Equivalents                                   ($  47,864)   $   9,236  $    7,702

  Cash and Cash Equivalents - Beginning of
  Years                                            70,908       61,672      53,970
                                                ---------   ---------- -----------

  Cash and Cash Equivalents - End of Years      $  23,044    $  70,908   $  61,672
                                               ==========   ========== ===========

Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                    $    7,650   $   66,501  $    4,401
   Income Tax                                  $        -   $        -  $    -


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

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share in the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

[2] Organization and Business

The Company was incorporated on March 18, 1992, under the laws of the State of Delaware. The Company is engaged in the production and sale of photographic portraits of children, adults and family groups using proprietary hardware and digital imaging software. The Company currently operates and derives substantially all of its revenues from a retail studio, called Out-
Takes(R), which opened on May 24, 1993 and is located at MCA/Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). During the period December 1, 1995 to April 22, 1998, the Company operated a second Studio, at the Entertainment Center in the Bazaar at the Irvine Spectrum, located in Irvine, Orange County, California ("the Irvine Studio").

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

At March 31, 1998 the $721,227 "Due to Related Party"  ($260,500 as of March 31,
1997) was advanced by PCG. This balance consists of $715,500 advanced to the Company and $5,727 of expenses paid by PCA on behalf of the Company (1997:
$7,343 "Due from Related Party" representing monies advanced by the Company during fiscal 1997 on behalf of PCA). The funds advanced to the Company have been used predominantly to fund the day to day operation of the business and to fund the payments due to former officers of the Company. The amount Due to Related Party is unsecured and is payable on demand. Interest expense is incurred at a rate of 10% per annum on the funds advanced to the Company and for the year ended March 31, 1998 was $48,581. As of March 31, 1998, interest of $56,452 was accrued.

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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-
average assumptions used for grants in 1998: dividend yields of $0 for each year, expected volatility of approximately 106% for each year, risk free interest rates of 5.83% and an expected life of five years. The weighted-average fair value of options granted was $0.06 for the year ended March 31, 1998.

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


EXHIBIT 16.  LETTER OF FORMER INDEPENDENT ACCOUNTANT

U.S.  Securities and Excahnge Commission Washington, D.C.  10549

The undersigned certifying accountants hereby acknowledge that they have reviewed the "Changes in and Disagreements on Accounting and Financial Disclosures" as contianed in the form 10-K being filed by Out Takes, Inc., and that the undersigned concurs with the statements made therein by the Registrant concerning the change in the Registrant's independent accountant.

/s/MOORE STEPHENS, P.C.
Moore Stephens, P.C.
Certified Public Accountants
Cranford, New Jersey
March 1, 2000