Form 10-K/A
period 1999-03-31
OUT TAKES INC
filed 2000-03-09
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10_K
(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 1999
                                       OR
    [__]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            for the transition period from ____________to___________

                        Commission File Number: 0_21322

                                OUT_TAKES, INC.

                 (Name of small business issuer in its charter)

              Delaware                              95_4363944

  (State or other jurisdiction of        (I.R.S.  Employer Identification No.)
  incorporation or organization)

3811 Turtle Creek Blvd., Suite 350                    75219
Dallas, Texas                                         (Zip Code)

(Address of principal executive offices)

                   Issuer's telephone number: (214) 528_8200

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S_B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10_K, or any amendment to this Form 10_K. ___

The issuer's revenues for the most recent fiscal year were $637,450.

The aggregate market value of the voting stock held by non_affiliates as of March 31, 1999 and as of March 1, 2000 was $456,429.

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

Transitional Small Business Disclosure Format (Check One):  Yes           No  X



______________________________________________________________________________
                               OUT_TAKES, INC.

         FORM 10_K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                         Page
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       4

  ITEM 3.   LEGAL PROCEEDINGS                                             11

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                                   12
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       12

  ITEM 6.   SELECTED FINANCIAL DATA                                       13
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     13

  ITEM 8.   FINANCIAL STATEMENTS                                          29

PART IV                                                                   39

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8_K                              39


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward_looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward_looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward_looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward_looking statements are: that the information is of a preliminary nature and may be subject to further adjustment, the possible unavailability of financing, risks related to the development, acquisition and operation of power plants, the impact of avoided cost pricing, energy price fluctuations and gas price increases, the impact of curtailment, start_up risks, general operating risks, the dependence on third parties, risks associated with the power marketing business, changes in government regulation, the availability of natural gas, the effects of competition, the dependence on senior management, (xvii) volatility in the Company's stock price, fluctuations in quarterly results and seasonality, and other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

GENERAL

Out_Takes, Inc., a corporation incorporated in Delaware on March 18, 1992 ("the Company"), up until October 26, 1998, was engaged in the sale of photographic
portraits of children, adults  and  family  groups.   Until October 26, 1998,
the  Company   operated  a retail photo studio,  called  Out_ Takes(R), which opened on May 24, 1993 and is located in MCA/ Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company had a
second  studio,   which  commenced  operations  on  December  1,  1995,  at  the
Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). As a result of management's continuing review of the poor performance of the Irvine Studio, management decided to close the Irvine Studio. The Irvine Studio ceased operations on April 22, 1998. The CityWalk studio employs proprietary hardware and software developed by, or specifically for, the Company which includes digital imaging technology and automated motion control equipment to position the studio camera and set subject lighting to the proper levels for each scene (collectively, the "Proprietary System"). Using the Proprietary System, the Company is able to place pictures it takes of its clients "into" still photographs prepared in advance from popular movie scenes and other backgrounds licensed by the Company. On or about August 31, 1998, the Company acquired all of the issued and outstanding units of equity of Los Alamos Energy, LLC, which operates a 1 mega watt power plant in Los Alamos, California, which produces electricity from "waste gas," and shifted its business emphasis to that of electrical energy provider.

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

The Company is engaged in the sale of photographic portraits of children, adults and family groups. Prior to the acquisition, Out Takes derived substantially all of its revenue from a retail photographic studio, called OUT_TAKES , which opened on May 24, 1993 and is located in MCA/Universal's City Walk project in Los Angeles, California. LAE is engaged in the collection and distribution of natural gas from properties owned or leased by it in the State of California, and management of LAE intends to position LAE to become an important independent power producer, and to benefit as a principal provider of electricity to consumers in California and elsewhere as deregulation is implemented. LAE will be operated as a wholly_owned subsidiary of the Company.

THE MARKET

The power industry represents the third largest industry in the United States, with an estimated end_user market of over $250 billion of electricity sales in 1998 produced by an aggregate base of power generation facilities with a capacity of approximately 750,000 megawatts. In response to increasing customer demand for access to low_cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted at both the state and federal level to increase competition in the domestic power generation industry. Management believes that this increase in competition will benefit rather than harm the Company, because the Company will be free to sell its power to any customer, rather than to just PG&E, who is now obligated to buy all the power the Company can produce. Management expects that with the advent of dergulation, prices for power will increase over and above what it the Company is being paid
by PG&E.   The power generation industry historically has been largely characterized by electric utility monopolies producing electricity from old, inefficient, high_cost generating facilities selling to a captive customer base. Industry trends and regulatory initiatives have transformed the existing market into a more competitive market where end users purchase electricity from a variety of suppliers, including non_utility generators, power marketers, public
utilities and others.   There is a significant need for additional power
generating capacity throughout the United States, both to satisfy increasing demand, as well as to replace old and inefficient generating facilities. Due to environmental and economic considerations, managment believes this new capacity will be provided predominantly by gas_fired facilities. Management believes that these market trends will create substantial opportunities for efficient, low_cost power producers that can produce and sell energy to customers at competitive rates.
In addition, as a result of a variety of factors, including deregulation of the power generation market, utilities, independent power producers and industrial companies are disposing of power generation facilities. To date, numerous utilities have sold or announced their intentions to sell their power generation facilities and have focused their resources on the transmission and distribution segments. Many independent producers operating a limited number of power plants are also seeking to dispose of their plants in response to competitive pressures, and industrial companies are selling their power plants to redeploy capital in their core businesses.

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

GOVERNMENT REGULATION

The Company is subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its energy generation facilities. Federal laws and regulations govern transactions by electrical and gas utility companies, the types of fuel which may be utilized by an electric generating plant, the type of energy which may be produced by such a plant and the ownership of a plant. State utility regulatory commissions must approve the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from independent producers and sell retail electric power. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non_utility electric power plants. Energy producing projects also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have both state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy_producing facility and that the facility then operate in compliance with such permits and approvals.

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

PURPA provides two primary benefits to Qualifying Facilities owned and operated by non_utility generators. First, Qualifying Facilities under PURPA are exempt from certain provisions of PUHCA, the Federal Power Act (the "FPA") and, except under certain limited circumstances, state laws respecting rate and financial regulation. Second, PURPA requires that electric utilities purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and that the utility sell back_up power to the Qualifying Facility on a non_discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." The FERC regulations also permit Qualifying Facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. Although public utilities are not required by PURPA to enter into long_term contracts, PURPA helped to create a regulatory environment in which it has become more common for such contracts to be negotiated or executed through selective procurement or competitive bidding. If Congress amends PURPA, the statutory requirement that an electric utility purchase electricity from a Qualifying Facility at full avoided costs could be eliminated. Although current legislative proposals specify the honoring of existing contracts, repeal of the statutory purchase requirements of PURPA going forward could increase pressure to renegotiate existing contracts. Any changes which result in lower contract prices could have an adverse effect on the Company's operations and financial position. See Competition.

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

FPA

The Federal Power Act ("FPA") grants the FERC exclusive rate_making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides the FERC with ongoing as well as initial jurisdiction, enabling the FERC to revoke or modify previously approved rates. Such rates may be based on a cost_of_service approach or on rates that are determined through competitive bidding or negotiation on a market basis.

Although Qualifying Facilities under PURPA are exempt from rate_making and certain other provisions of the FPA, independent power projects and certain power marketing activities are subject to the FPA and to the FERC's rate_making jurisdiction.

Utilities are not obligated to purchase power from projects subject to regulation by the FERC under the FPA because they do not meet the requirements of PURPA. However, because such projects would not be bound by PURPA's thermal energy use requirement, they may have greater latitude in site selection and facility size. The project currently owned or operated by the Company as a Qualifying Facility under PURPA is exempt from the FPA. FERC has significantly relaxed the rules under which power marketers and independent power producers can sell or market power. With approval from FERC, such entities, with certain exceptions, are exempted from cost_based rates and can make all sales at market_based rates set through negotiations. The independent power project in which the Company currently participates have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interest in such projects.


CHANGES IN FEDERAL REGULATIONS

Historically in the United States, regulated and government_owned utilities have been the only significant producers of electric power for sale to third parties. The energy crisis of the 1970s led to the enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), which encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. In addition, PURPA and its implementing regulations created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electric power generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). See "Regulatory Matters __ Energy Regulation."

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

In the State of California, restructuring legislation was enacted in September 1996 and was implemented in 1998. This legislation established an Independent Systems Operator ("ISO") responsible for centralized control and efficient and reliable operation of the state_wide electric transmission grid, and a Power Exchange responsible for an efficient competitive electric energy auction open on a non_discriminatory basis to all electric services providers. Other provisions include the quantification and qualification of utility stranded costs to be eligible for recovery through competitive transition charges ("CTC"), market power mitigation through utility divestiture of fossil generation plants, the unbundling and establishment of rate structure for historical utility functions, the continuation of public purpose programs and issues related to issuance of rate reduction bonds.

The California Energy Commission ("CEC") and Legislature have responsibility for development of a competitive market mechanism for allocation and distribution of funds made available by the legislation for enhancement of in_ state renewable resource technologies and public interest research and development programs. Funds are to be available through the four_year transition period to a fully competitive electric services industry.

In addition to the significant opportunity provided for power producers such as the Company through implementation of customer choice (direct access), the California restructuring legislation both recognizes the sanctity of existing contracts, provides for mitigation of utility horizontal market power through divestiture of fossil generation and provides funds for continuation of public services programs including fuel diversity through enhancement for in_state renewable technologies (includes geothermal) for the four_year transition period to a fully competitive electric services industry.


TRANSMISSION AND WHEELING

Energy_producing projects that sell power to customers which are not geographically located near the project require that the project have the capability of transmitting its power over utility power transmission grids to the purchaser ("wheeling"). The FERC and state utility regulatory commissions have jurisdiction over the wheeling of power to remote users; the prices and related terms and conditions of wheeling in interstate commerce are regulated by the FERC. At the moment, the Company's customers being serviced by Los Alamos Energy are in the same geographical area as the Company's power plant.

The PUCT has promulgated rules that require affected utilities to provide wheeling service. These rules are in effect in the Electrical Reliability Counsel of Texas system and the new transmission access provisions of the Energy Act do not alter that federal and state jurisdictional balance.

Rules adopted at the FERC and a number of state utility regulatory commissions require utilities to grant power producers increased access to transmission and wheeling. The provisions of the Energy Act increase such access. The Energy Act supports increased transmission access, and in April 1996 the FERC adopted rules (Order 888) to expand significantly transmission service and access and provide alternative methods of pricing for transmission services. Upon promulgation of the final rule by the FERC (and the PUCT for ERCOT), the interstate transmission grid in the continental United States was opened to all qualified persons that seek transmission services to wheel wholesale power. Utilities are required to provide transmission customers non_discriminatory open access to their transmission grids with rates, terms, and conditions comparable to that which the utility imposes on itself. This provides the Company with increased opportunities to sell and market the power produced by its independent power projects. It also increases competition on a nationwide basis between traditional and non_traditional power generators, such as the Company.

ENVIRONMENTAL REGULATION

The construction and operation of domestic and international energy and fuel producing projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to the Company and projects in which it participates primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation, noise regulation and a comprehensive Environmental Impact Assessment which includes evaluation of the facility's impact on air, water, ecology, human health and socioeconomic factors. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a project and can be time_ consuming and difficult. Each energy_producing project requires technology and facilities which comply with federal, state and local requirements and sometimes extensive negotiations with administrative agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects.

The Company monitors environmental standards and evaluates its selection of technology to ensure that applicable standards are being met. Based on current trends, the Company expects that environmental and land use regulation will become more stringent. Accordingly, the Company plans to continue to place a strong emphasis on the development and use of state_of_the_art technology to minimize potential impacts on the environment. In addition, the Company has developed expertise and experience in obtaining necessary licenses, permits and approvals.

In November 1990, comprehensive amendments to the Clean Air Act were enacted (the "1990 Amendments"). The first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expand the scope of federal regulations and enforcement in several significant respects. In particular, provisions relating to non_attainment, air toxics, permitting, enforcement and acid deposition may affect the Company's domestic projects. The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrogen oxides that may be emitted by a project. These emissions may be a cause of "acid rain." The project the Company owns, operates or plan's to investment in are, or will be fueled by natural gas and are not expected to be significantly affected by the acid rain provisions of the 1990 Amendments.

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

Effective as of October 26, 1998, Out_Takes, Inc., a Delaware corporation (the "Company") has entered into an Asset Lease Agreement (the "Lease")
with Colorvision International, Inc., a Florida corporation ("CVI"), pursuant to which CVI will lease certain assets of the Company described in the Lease and held at the Company's photographic studio located on Universal City Walk, Universal City, California and certain other locations (the "Leased Assets"). The Leased Assets constitute substantially all of the photographic business assets owned by the Company. Along with the lease of the Leased Assets, the Company assigned to CVI its interests in the Business Lease (the "Studio Lease"), dated as of November 13, 1992, between the Company and MCA Development Company, a division of MCA, Inc. (the
"Landlord"), in which most of the Leased Assets  are  used.    Although  CVI
has agreed to be responsible for all of the Company's liabilities under the Lease, and has indemnified the Company against any liabilities arising under the Lease from the date of its assignment to CVI, the Company remains contingently liable for its obligations to the Landlord under the Studio Lease notwithstanding CVI's express assumption of those liabilities.
The  Studio  Lease  expires  on  May  30,  2005.

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

In addition to the assumption of the Company's obligations under the Studio Lease, the Lease provides for CVI to assume the Company's obligations under a number of license agreements between the Company and third_party licensees, primarily motion picture studios for the use of certain film
images in its photographic  business.   These licenses contain certain use_
based royalties, as well as minimum annual payment guarantees, which CVI has expressly assumed responsibility for, including in respect of certain past due payments owed by the Company to some of these third_party licensees.

The entry by the Company into the Lease with CVI is intended by management of the Company to provide for the productive use of its photographic studio assets, while permitting management to focus on its plans for the Company, through its wholly_owned subsidiary Los Alamos Energy, LLC ("LAE"), to become an important independent power producer, and to benefit as a principal provider of electricity to consumers in California and elsewhere as deregulation of the electric utility markets is implemented.

Products and Services_Photo Studio

The technological capabilities of the Proprietary System and the variety of backgrounds that the Company has developed pursuant to various merchandise licenses in effect (see "_ License Agreements") represent a distinction in the consumer portraiture business. Most of the portraits taken in the CityWalk Studio are presented to the customer as framed 8" x 10", 5" x 7" and wallet_sized photographs within about thirty minutes after the portrait session is completed. The remainder (primarily enlargements and greeting cards based on these photographic images) are produced and delivered to clients within several weeks using the Company's order fulfillment capabilities as well as processing arranged through independent service bureaus.

Licensing Agreements_Photo Studio

The Company has merchandise licensing agreements with Paramount Pictures Corporation ("Para mount"); MCA/Universal Merchandising, Inc.
("Universal"); Warner Bros. Consumer Products ("Warner") with respect to several properties from the Hanna_Barbera and MGM libraries; Twentieth
Century Fox Licensing & Merchandising  ("Fox");  Jay  P.  Morgan  Photography
("Morgan");   Tony  Stone Worldwide Stock Agency  ("TSW"),  Queen Bee
Productions ("Queen Bee"), Curtis Archives ("Curtis A"), Curtis Management ("Curtis M"), King Features ("King"), MTV Networks ("MTV"), Saban
Merchandising Inc.  ("Saban"),  Innerspace Visions ("Visions"),   The  Baywatch
 Production   Company   ("Baywatch")  and  others, individually   and
collectively   referred  to  as  the  "License   Agreements" (Paramount,
Universal, Turner, Fox, Morgan, TSW, Queen Bee, Curtis A, Curtis M, King, MTV, Saban, Visions and Baywatch are individually and collectively referred to herein as "Licensors").

The  License   Agreements   generally  grant  the  Company  the  right  to
manufacture, sell and distribute in a defined geographic area, computer generated photographs incorporating a customer's image into a still photograph ("Licensed Products") with the characters, designs and/or visual representations ("Licensed Articles") as they appear in television productions and motion pictures. The Licensed Products may be sold separately or affixed to items approved by the Licensor, including
photographic enlargements,  greeting cards, posters,   books,   t_shirts,
mugs,   buttons  and  other  novelty  items,  in consideration  of payment to the Licensor of a specified royalty based on a percentage of gross retail sales revenue from each of the Licensed Products. Many of the License Agreements require a non_refundable advance payment against future royalties and stipulate a guaranteed minimum level of royalties that must be paid during each year of their term. The License Agreements also provide that the Licensor retains approval rights over the use of the Licensed Articles.

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

Merchandising, Inc.      Back to the Future, Part I   United Kingdom, Holland,
                         Jaws                         New Zealand and Australia
                         Jurassic Park
                         Harry & Hendersons

Warner Bros. Consumer    Current titles in use:       Territory:  United States
Products _ (For MGM and  Gone with the Wind           and its territories and
Hanna_Barbera film       Tom & Jerry Movie            possessions.
libraries)               Wizard of Oz
                         The Flintstones
                           Cave Kids

Twentieth Century Fox      Current titles in use:      Territory:  "The entire
Licensing & Merchandising  Miracle on 34th St.         world".
                           The Simpsons
                           The Pagemaster

Jay P. Morgan Photography  Multi_property agreement    Territory:  Worldwide.
                           covering 25 original Jay P.
                           Morgan images.  Out_Takes
                           has the right of substitution
                           from time_to_time.

Tony Stone World_wide      International stock and     Territory:  Worldwide.
Stock Agency               assignment photography,
                           including access to a
                           library of photographs
                           contributed by over 1,000
                           photographers worldwide.

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


MTV Networks              Current property in use:     Territory:  United
States
                           Beavis & Butt_head          and its territories and
                                                       possessions, Canada

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

On March 1, 1995, the Company entered into a sublicense agreement with Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of Photo Corporation Group Pty. Ltd. ("PCG"), that, subject to the prior approval of the Licensors, grants PCA a non_exclusive license to utilize the Licensed Articles on substantially the same terms as provided in the License Agreements. The sublicense also provides that PCA will pay the Company an amount equal to 120% of the royalties the Company pays to Licensors for such images. The Company has received consent from Morgan, Fox and Paramount and other Licensors have indicated their willingness to support utilization of the licensed Articles in countries where PCA operates. The PCA sublicense agreement has not yet generated any royalties.



COMPETITION

Los Alamos Energy

The power generation industry is characterized by intense competition, and the Company encounters competition from utilities, industrial companies and other power producers. The independent power industry has grown rapidly over the past twenty years. The demand for power may be met by generation capacity based on several competing technologies, such as gas_fired or coal_fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company competes with other non_utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy_producing projects and the marketing of electric power. In recent years, there has been increasing competition in an effort to obtain power sales agreements, and this competition has contributed to a reduction in electricity prices. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power industry. In California, the CPUC issued decisions which provide for direct access for all customers as of April 1, 1998. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will increase this pressure. However, management believes that the deregulation of the electrical power industry in California will enable it to achieve higher revenues from the sale of power. Power sales are currently limited to PG&E, who must purchase all of the power the Company can produce at regulated rates.

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

Photo Studios_Competition and Seasonality

Competition  in  the  traditional  portrait  photography   industry,   the
merchandise  licensing  business  and with  respect  to the  development  of
new technology  is  intense.   The  Company  has  enjoyed  limited  protection
from competition at its CityWalk Studio because of a restriction contained in its lease which states that during the initial lease term, which expired on May 31, 1998, the landlord would not lease to third parties nor operate for its own account a retail store engaged in selling computer_generated photographs similar to those produced and sold by the Company. The new lease does not contain the same restrictive covenant. This restriction did not apply to photographic products offered within the theme park adjacent to the CityWalk Studio. The opening of additional digital photographic concessions within the theme park in the spring of 1997 increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. As a result of the expiration of the lease restriction, the Company may face new competition at the CityWalk Studio. The Company has identified three potential kinds of competition _ traditional photographers who are likely to compete for retail customers as well as future locations; photographers who employ digital technologies who are likely to compete for retail customers, future locations and merchandise licensing agreements; and new technologies which may render the Proprietary System obsolete or require the Company to incur a substantial expense in order to remain competitive in terms of product quality, selection, pricing and customer service. The Company has renewed the lease for a further seven years.

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

ITEM 2.  PROPERTIES

Photo Studio

The Company leases 1,699 square feet of retail space (plus approximately 200 square feet of mezzanine space) from MCA Recreation Services, a division of MCA Inc., for the CityWalk Studio. (see "Description of Business _ General") This lease provides for a minimum annual rental obligation of approximately $123,250 plus a percentage rental payment equal to ten percent (10%) of annual store revenues over $881,177. During the year to March 31, 1998 the Company paid additional rent of $13,351 as a result of revenues being in excess of the $881,177 threshold. The CityWalk Studio lease expired on May 31, 1998 and the Company has exercised its option to renew the lease for a period of seven (7) years. The lease may be terminated by the lessor if the Company does not meet a minimum annual sales requirement of $587,000. This lease has been assigned to Colorvision.

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

PATENTS, SERVICE MARKS, COPYRIGHTS AND OTHER PROPRIETARY TECHNOLOGY

Photo Studio

The Company has registered the marks Out_Takes(R), So You Want to be in Pictures(R), Photomation(R) and Create the Moment(R) with the U.S. Patent and Trademark Office and has registered the Out_Takes(R) service mark in Japan, in both Japanese and English. The Company actively manages the protection of its trademarks, know_how, trade secrets and other intellectual
property by requiring all  its  employees  and  those  contractors   where
applicable,   to  execute confidentiality  agreements in relation to the
Company's intellectual property. The Company is not aware of any instance where there has been a breach of such confidentiality obligations.

Los Alamos Energy

The Company has no patents, copyrights or trademarks with respect to its power plant operations.


ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Nasdaq Small Cap MarketSM ("NASDAQ") on March 9, 1993 under the symbol OUTT (also OUTTC during the period from October 28, 1994 through December 30, 1994). On January 3, 1995, the Company's securities were delisted from NASDAQ as a consequence of the Company's not fulfilling the minimum bid price requirements set forth in Paragraph 1(c)(4) of Schedule D of the NASDAQ By_Laws. On January 4, 1995, the Company's Common Stock began to be quoted on the OTC_Bulletin BoardSM under the symbol OUTT.

The NASD has recently added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the NASD OTC Bulletin Board's eligibility list. In order to remain quoted on the NASD Bulletin Board, the Company must comply with all of the reporting requirements of the Securities and Exchange Act of 1933 by the ninth day of March, 2000. If the Company fails to do this, it will no longer be quoted on the NASD OTC Bulletin Board. There can be no assurance that the Company will continue to be quoted on the NASD OTC Bulletin Board.

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



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the historical financial statements of Out_Takes, Inc. ("the Company") and notes thereto included elsewhere in this Form 10_K.

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

             Fiscal Year Ended March 31, 1998   Fiscal Year Ended March 31,
1997
             ________________________________   _______________________________
_

                 CityWalk   Irvine    Traveling   CityWalk   Irvine
Traveling
                  Studio     Studio    Studio      Studio    Studio     Studio
                  ______     ______    ______      ______    ______     ______


Revenues         $909,683  $ 277,558  $    397   $1,492,024 $508,192  $ 14,572
                 ________  _________  ________   __________ ________  ________

Cost of Revenues:
  Compensation &
    Related
    Benefits      333,947     188,558    1,771      429,764   277,501    5,674
  Depreciation &
    Amortization  170,155     250,010      152      137,855   220,975      293
  Rent            133,094     101,098    2,000      192,432   100,500    7,925
  Loss on closure
   of studio            _     164,745        _            _         _        _
  Other           243,498     139,053      803      318,536   227,188    7,287
                 _________ __________  _______    _________  ________  _______

  Total            880,694    843,464    4,726    1,078,587   826,164   21,179
                 _________ __________  _______   __________  ________  _______

Gross Income /
 (Loss)          $  28,989 $ (565,906) $(4,329)  $  413,437  $(317,972)$(6,607)
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

Irvine Studio revenues decreased by $230,634 to $277,558, a decrease of 45.4%. The demographics of the area in which the Irvine Studio was located, indicated that many of the customers to the Irvine Spectrum Entertainment Center were local or repeat customers. While such persons utilize entertainment facilities on a regular basis, they viewed photography as a service to be used only occasionally or infrequently, hence the Studio did not benefit from the repeat business experienced by other vendors in the center. In August 1997, Stage II of The Irvine Company's development plan for the Irvine Spectrum commenced. A consequence of this was to dramatically limit parking facilities in and around the center, which in turn led to a substantial reduction in foot traffic through the Studio. Despite management's substantial efforts to increase the Studio's revenues, management concluded that the only way to stop the negative cash flow effect generated by the Irvine Studio, was to close the Studio. Following lengthy negotiations with the Studio's landlord, the landlord agreed to allow the Company to terminate its lease at the Irvine Entertainment Center and the Company closed the Irvine Studio on April 22, 1998. The costs associated with the closure of the studio totaled $164,745 and included approximately $135,000 non_cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio; $3,000 in termination payments to staff; $5,000 to remove equipment from the studio and vacate the premises; $7,000 in property tax obligations; and $14,000 in operating losses for the period that the store remained open from March 31, 1998 to the date of closure. It is management's opinion that as of March 31, 1998, all costs associated with the closure of the Irvine Studio have been provided for in full.

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

General and administrative expenses for the fiscal year ended March 31, 1997 includes termination payments totaling $51,250 paid to former officers of the Company. After adjusting for this non_recurring item, the Company's general and administrative expenses decreased from $736,836 in the fiscal year ended March 31, 1997 to $488,875 in the fiscal year ended March 31, 1998, a decrease of $247,961 or approximately 33.7%. This decrease is consistent with management's plan to reduce overhead costs. Compensation and related benefits decreased by approximately 51.4% to $125,571 (excluding the $51,250 termination payments) from $258,380 for the same period last year. This decrease was the result of the cessation of employment of the Vice President Operations and the Vice President Development on September 1, 1996, together with the cessation of employment of the Operations Manager during the quarter ended December 31, 1997 and a reduction in the level of administrative and technical support staff during the year to March 31, 1998 compared with the year to March 31, 1997. Professional fees decreased by 9.5% to $91,218, compared to $100,777 for the same period last year. Management fees of $31,200 have been expensed in recognition of the services provided during the year by PCG. The expense for the year to March 31, 1997 was $131,000. The reduction of $99,800 in management fees is a consequence of a greater number of responsibilities being managed by the Company internally and therefore a reduction in the level of services provided by PCG. Management believes that $31,200 (1997: $131,000) represents the reasonable cost of services provided by PCG during the year. As PCG agreed not to charge management fees for a period of two years from December 1, 1996, the Company has recorded a capital contribution of $31,200. Office and storage rent expenses decreased from $39,558 in the year to March 31, 1997 to $33,300. Depreciation and amortization costs were higher by $1,297. Other general and administrative expenses decreased by $832 to $114,626 for the fiscal year ended March 31, 1998, compared to $115,458 for the same period last year.

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

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

The net loss for the year ended March 31, 1997 was $753,346 compared with $1,576,484 for the year ended March 31, 1996. The primary reason for the reduction in the net loss between the two years is that in the year ended March 31, 1996 there was a loss on impairment of long_lived assets of $762,129. There was no such loss in the year ended March 31, 1997.

The following table shows Revenues, Cost of Revenues and Gross Income / (Loss) during the fiscal years ended March 31, 1997 and March 31, 1996, by studio.

               Fiscal Year Ended March 31, 1997 Fiscal Year Ended March 31,
1996
               ________________________________ _______________________________
_
                CityWalk   Irvine    Traveling   CityWalk   Irvine    Traveling
                 Studio    Studio     Studio      Studio    Studio     Studio
                                                           (Opened     (Not
                                                           12/9/95)
Operational)

Revenues       $1,492,024 $  508,192 $14,572   $1,422,845 $157,867    $    _
               __________ __________ _______   __________ ________    ______

Cost of Revenues:
  Compensation  &
    Related
    Benefits      429,764    277,501   5,674      439,350  108,787         _
  Depreciation &
    Amortization  137,855    220,975       293     189,781    59,468        _
  Loss on
   impairment of
   Long_Lived
   Assets               _          _         _     722,000         _   40,129
  Pre_opening
   Costs                _          _         _           _    67,007        _
  Rent            192,432    100,500     7,925     183,421    27,218        _
  Other           318,536    227,188     7,287     309,175    69,792        _
               __________  _________    ______    ________   _______   ______

  Total         1,078,587    826,164    21,179   1,843,727   332,272   40,129
                _________  _________    ______   _________   _______   ______

Gross Income /
 (Loss)        $  413,437  ($317,972) ($6,607)  ($420,882) ($174,405) $40,129
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

Cost of revenues in the year to March 31, 1997 were $1,925,930 or approximately 95.6% of revenues. Cost of revenues in the year to March 31, 1996 were $2,216,128 or approximately 140.0% of revenues. 34.4% of the cost of revenues in the year to March 31, 1996 represents a loss on impairment of long_lived assets. Excluding this amount, cost of revenues in the year to March 31, 1996 were $1,453,999 or approximately 92.0% of revenues.

Cost of revenues for the CityWalk Studio decreased by $765,140 to $1,078,587 despite the $69,179 increase in revenues. Compensation and related benefits were $9,586 lower than the previous year as a result of tighter controls over the number of staff hours worked at the studio. Depreciation was lower by $51,926 as a result of the adoption in June 1995 of Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long_Lived Assets and for Long_Lived Assets to be Disposed Of, and the recognition of a $722,000 loss on impairment of CityWalk Studio assets in the quarter ended June 30, 1995, together with the fact that certain assets have now been fully depreciated. As a result of the Company's continuing operating losses, the information obtained during research and the development of the Irvine Studio and the revised total projected future cash flows of the CityWalk Studio, in June
1995  management   determined  that  an  impairment  loss  of approximately
$722,000 should be recognized. This loss was calculated as the excess of the net carrying value of the CityWalk Studio long lived assets over the total projected future cash flows over the remaining useful life of the assets. Rent was higher as a result of the Company paying rent based on a percentage of revenues, such revenues being higher than in the previous period by $69,179. Other cost of revenues increased by 3.0%, in line with the 4.9% increase in revenue. The CityWalk Studio earned gross income of $413,437 during the fiscal year ended March 31, 1997 compared to a gross loss of $420,882 for the same period last year, an improvement of $834,319. Excluding the effect of the impairment loss recognized in the year ended March 31, 1996, this represents an improvement of $112,319.

Costs of revenues for the Irvine Studio were $826,164, resulting in a gross loss of $317,972. Included in cost of revenues was $220,975 of depreciation, a non_cash expense. Cost of revenues for the prior year of $322,272 represented the four month period from opening to March 31, 1996, and included $67,007 of non_recurring pre_opening costs. The Irvine Studio is still performing below expectation and the Company is continuing to develop the portfolio of products available at the Irvine Studio in an endeavor to improve the revenues from the Irvine Studio.

Cost of revenues for the Traveling Studio were $21,179, resulting in a gross loss of $6,607. In the year ended March 31, 1996 as a consequence of the adoption of SFAS No. 121, the Traveling Studio incurred a gross loss of $40,129.

Despite the gross loss of $317,972 which was incurred in the Irvine Studio, and the gross loss of $6,607 incurred by the Traveling Studio, the Company overall earned a gross income of $88,858 during the fiscal year ended March 31, 1997. The gross loss for the same period last year was $635,416. The increase in gross income for the year to March 31, 1997 is mainly due to the loss on impairment of long_lived assets of $762,129 recorded in the year ended March 31, 1996 (there was no similar charge in the year to March 31, 1997), offset by the gross loss incurred in the Irvine Studio which traded for a full twelve months in the year to March 31, 1997 compared with only four months trading in the prior year. Also contributing to the increase in gross income is the $112,319 (excluding the $722,00 loss on impairment of long_lived assets recorded in the year to March 31, 1996) improvement in the gross income generated by the CityWalk Studio.

General and administrative expenses for the fiscal year ended March 31, 1997 includes termination payments totaling $51,250 paid to former officers
of the  Company.   The   corresponding   year  ended  March  31,  1996
includes a non_recurring charge of $110,000 for professional fees relating to the PCG transaction. After adjusting for these non_recurring items, the Company's general and administrative expenses decreased from $805,824 in the fiscal year ended March 31, 1996 to $736,836 in the fiscal year ended March 31, 1997, a decrease of approximately 9%. This decrease is consistent with Management's plan to reduce overhead costs. Compensation and related benefits decreased by approximately 18% to $258,380 (excluding the $51,250 termination payments) from $313,432 for the same period last year, as a consequence of the cessation of employment on September 1, 1996 of the Vice President Operations and the Vice President Development. Professional fees, excluding the $110,000 in kind consideration on the PCG transaction in the year ended March 31, 1996, increased by 4% to $100,777, compared to $96,979 for the same period last year. Management fees of $131,000 payable to PCG were accrued, relating to the period April 1, 1996 to November 29, 1996, pursuant to the Personnel Consulting Agreement dated June 28, 1995. The expense for the year to March 31, 1997 of $131,000 is comparable with the $130,000 accrued in the previous year for the period July 1, 1995 to March 31, 1996. Management believes that $131,000 (1996: $130,000) represents the reasonable cost of services provided by PCG during the year. Office and storage rent expenses increased from $29,524 in the year to March 31, 1996 to $39,558. Depreciation and amortization costs were lower by $37,244 as a result of previously non_producing assets being put into production and the
consequential   charges  reported  in  cost  of  revenues.   Other  general
and administrative expenses increased by $8,476, or 8% to $115,458 for the fiscal year ended March 31, 1997, compared to $106,982 for the same period last year.

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

Liquidity and Capital Resources

At March 31, 1998, the Company had a working capital deficit of $1,505,743 as compared to a working capital deficit on March 31, 1999 of $719,567. The increase of $482,207**** is primarily attributable to operating losses incurred during the year to March 31, 1999. Funds have been provided by PCG during the year to enable the Company to meet the costs associated with its day to day operations and to fund the payments due to former officers of the Company.

Net cash used in operating activities was $482,207 for the fiscal year ended on March 31, 1998, compared to the utilization of $346,687 of cash for the same period March 31, 1999.

The Company does not anticipate  that it will have any problems in meeting its
obligations  for  continuing  fixed  expenses,   materials  procurement  or
operating  labor.

Other Matters

The Company's securities are quoted on the OTC_Bulletin Board under the trading symbol OUTTE. The NASD has recently added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the NASD OTC Bulletin Board's eligibility list. In order to remain quoted on the NASD Bulletin Board, the Company must comply with all of the reporting requirements of the Securities and Exchange Act of 1933 by the first day of March, 2000. If the Company fails to do this, it will no longer be quoted on the NASD OTC Bulletin Board. There can be no assurance that the Company will continue to be quoted on the NASD OTC Bulletin Board.

ITEM 8.  FINANCIAL STATEMENTS


                               Report of Independent Auditor

Board of Directors
Out_Takes, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Out_Takes, Inc., and subsidiary as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Out_Takes, Inc. which reflected total assets of $285,840 as of March 31, 1998 and total revenues of $1,187,638 and $2,014,788 for the years ended March 31, 1998 and 1997 respectively. Other auditors whose report dated May 20, 1998, expressed an unqualified opinion on those statements.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Out_Takes, Inc. and its subsidiary as of March 31, 1999 and the consolidated results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Rogelio G. Castro
Certified Public Accountant
Oxnard, California
March 2, 2000

[CAPTION]

                                   OUT_TAKES INC.
                             Consolidated Balance Sheets

                                       ASSETS                    March 31,
                                                             1999        1998
Current Assets:
  Cash and Cash Equivalents                             $     1,356 $    26,878
  Inventory                                                       _      10,082
  Prepaid Expenses                                                _      11,954
  Advances   Related party                                  217,414      96,560
  Other Current Assets                                            _       9,564
                                                        ___________ ___________
  Total Current Assets                                  $   218,770 $   155,038

Plant & Equipment _ Net                                     248,965     472,848

Other Non_Current Assets:
  Deposits                                                   24,692      50,196
  Goodwill                                                4,279,455
                                                        ___________ ___________
     Total Assets                                       $ 4,771,882 $   678,082
                                                        =========== ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                      $     4,600 $    31,173
  Accrued Expenses                                                _     135,466
  Provision for Studio closure                                           31,878
  Compensation payable _ Related Parties                    202,341     122,801
  Due to Related Party                                      357,506   1,032,733
  Convertible Interests                                     250,278     250,278
  Interest payable                                          93,008      56,452
  Prepaid asset lease                                        30,604           _
                                                        ___________ ___________
  Total Current Liabilities                                 938,337   1,660,781

Long_term Debt                                              951,400     103,556

Commitments (Note 4)

Stockholders' Equity (Deficit):
  Preferred Stock, par value $.01 per share;
   5,000,000 shares authorized, none issued                       _           _

  Common  Stock,  par  value  $.01  per  share;
   35,000,000  shares  authorized; 20,788,122
   shares  issued  of which  292,396  shares
   are in  Treasury                                         207,882     207,882
  Capital in excess of par value                         14,256,014   9,906,430
  Accumulated deficit                                   (11,473,345)(11,092,161)
  Less treasury shares, at cost                         (   108,406)(   108,406)
                                                        ___________ ___________
Total Stockholders' Equity (Deficit)                    ($2,882,145) (1,086,255)
                                                         __________ ___________
     Total Liabilities and Stockholders' Equity         $ 4,771,882 $   678.082
                                                        =========== ===========

     The Accompanying Notes are an Integral Part of These Financial Statements.


[CAPTION]
                                  OUT_TAKES INC.
                      Consolidated Statements Operations

                                                 Years ended March 31,

                                             1 9 9 9       1 9 9 8     1 9 9 7
                                             _______       _______     _______

Revenues                                $     637,450   $ 1,204,238 $ 2,014,788

Cost of Sales                                 192,374     1,728,884   1,929,273
                                        _____________   ___________ ___________
Gross Income (Loss)                           445,076      (524,646)     85,515)
                                        _____________   ___________ ___________

General and Administrative                    734,802       661,955     896,349
                                        _____________   ___________ ___________

     Loss from Operations                  (  289,726)   (1,186,601) (  810,834)

Other Income (Expense)
  Interest income                                  35           224         484
  Interest expense                            (36,559)      (52,409)    (54,602)
  Discontinued operation                      (55,934)
  Startup cost                                              (37,214)    (46,852)
                                        ______________  ____________  __________
     Total Other Income (Expense)             (92,458)      (89,399)   (100,970)
                                        ______________  ____________  __________

Net Loss                                ($    382,184)  ($1,276,000)($  911,804)
                                         ============   =========== ===========

Net Loss Per Share (Basic and
 Diluted)                               ($       0.02)  ($     0.05)($     0.05)
                                        =============   =========== ===========

Weighted Average Common Shares
 Outstanding                               20,495,726    20,495,726  14,824,881
                                          ===========    ==========  ==========


     The Accompanying Notes are an Integral Part of These Financial Statements.

[CAPTION]

                                     OUT-TAKES INC.
                      Consolidated Statement of Stockholders' Equity



                              Common Stock        Capital
                               ------------
                            Number of           in Excess of Accumulated
Treasury  Deferred
                             Shares     Amount   Par Value     Deficit
Stock Compensation    Total
                             ------     ------   ---------     -------
----- ------------    -----
Balance - March 31, 1996  11,168,122  $111,682 $ 9,071,180  ($ 8,904,357)
($108,406)($144,000)  $   26,099

Cash Proceeds from
 Issuance of Stock           650,000     6,500     123,500             -
-         -      130,000

Stock Issued upon
 Conversion of Debt        8,970,000    89,700     820,300             -
-         -      910,000

Capital Contribution                                 1,000
                   1,000
Net Loss for the year
  ended March 31, 1997              -        -          -       (911,804)
-         -     (911,804)
                          ----------  -------- -----------  ------------
--------  --------   ----------

Balance - March 31, 1997  20,788,122   207,882  10,015,980  (  9,816,161) (
108,406)( 144,000)     155,295

Management fee -
  Related Party                    -         -      31,200             -
-         -       31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             -         -    (144,000)            -
-   144,000            -

Options issuance cost              -         -       3,250             -
-         -        3,250

Net Loss for the year
  ended March 31,1998              -         -           -    (1,276,000)
-         -   (1,276,000)
                          ----------  -------- -----------  ------------
--------  --------   ----------
Balance -  March 31, 1998 20,788,122   207,882   9,905,430   (11,092,161)
(108,406)        -   (1,086,255)

Acquisition of
  Subsidiary                                    4,342,784
               4,342,784
Capital adjustment                                  7,800
                   7,800

Net loss for the year
  Ended March 31, 1999                                       (   382,184)
              (  382,184)
                         -----------  --------  ----------   ------------
--------  --------   ----------
Balance, March 31, 1999   20,788,122  $207,882 $14,256,014  $(11,473,345)
$(108,406) $      -  $ 2,882,145
                         ===========  ======== ===========  ============
=========  ========   ==========


[CAPTION]

                                OUT_TAKES INC.
                      Consolidated Statements of Cash Flows

                                                      Years ended March 31,
                                                  1999        1998         1997
Operating Activities:


  Net Loss                                      $(382,184) $(1,276,000)
$(911,804)

  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                116,585      540,185
466,369
     Loss on closure of Irvine Studio                          154,157
     Loss on Disposal of Plant and Equipment            _            _
504
     Compensation fee   related party              80,887      110,062
_
     Options issuance cost                                       3,250
_
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Due from Related Party                      (120,854)       3,847
     Deposits                                     (25,504)      11,330
(22,814)
     Inventory                                     10,082       12,797
13,719
     Due from Officers                                  _            _
8,565
     Prepaid Expenses                              11,954        6,671
(7,757)
     Other Current Assets                           9,564             _        _
   Increase (Decrease) in:
     Accounts Payable                            (162,039)    (127,413)
(248,769)
     Notes payable                                      _            _
(15,036)
     Interest payable                              36,556       48,581
(22,104)
     Provision for Studio Closure                 (31,878)      31,878         _
     Prepaid asset lease                           30,604            _         _
     Compensation payable_Related Party            79,540     (119,990)  252,337
                                               __________   __________  ________
  Net Cash Used in Operating Activities        (  346,687)  (  604,492)
(448,916)
                                               __________   __________  ________
Investing Activities:
  Purchases of Property, Plant and
    Equipment                                  (   33,522)  (  218,893)
(165,362)
  Proceeds on Disposal of Plant and Equipment                      100     2,242
                                               __________   __________  ________

Net Cash Used in Investing Activities          (   33,522)  (  218,883)
(163,120)
                                               __________   __________
_________

Financing Activities:
  Proceeds from the Issuance of Stock                   _                130,000
  Advances from Related Party                     272,887      703,783   260,000
  Capital                                           7,800                  1,000


  Convertible notes                                74,000       65,834   240,000
                                                 ________   __________  ________

  Net Cash Provided by Financing Activities       354,687      769,617
631,000
                                                _________   __________  ________

Net Increase (Decrease)in Cash and Cash
 Equivalents                                     ( 25,522)    ( 53,758)   18,964
Cash and Cash Equivalents _ Beginning of
  Years                                            26,878       80,636    61,672
                                                _________    _________    ______
___
Cash and Cash Equivalents _ End of Years        $   1,356    $  26,878  $ 80,636
                                                =========    =========
=========
Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                                 $    7,650  $ 66,501

Non cash activities:
  Acquisition of subsidiary                    $4,000,000

            The Accompanying Notes are an Integral Part of These Financial
Statements.



                                   OUT_TAKES INC.
                       Consolidated Notes to Financial Statements

Note 1 _ Summary of Significant Accounting Policies

Basis of Presentation _ The accompanying consolidated financial statements are presented on an accrual basis. Revenues are recognized when merchandise is sold and expenses are recognized when incurred.

Principals of Consolidation   On August 31, 1998, Out_Takes, Inc. acquired all
of the issued and outstanding equity interests of Los Alamos Energy, LLC, a
California limited liability company (LAE). This acquisition has been accounted for as an exchange between companies under common control.  The investment has been recorded at historical cost in a manner similar to a pooling of interest, and the face value of the note given has been adjusted down to the net equity value of LAE at the date of the exchange.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Los Alamos Energy, LLC. All significant inter_company transactions and balances have been eliminated in consolidation.

Plant and Equipment and Depreciation _ Plant and equipment as of March 31, 1999 consists primarily of generators, computers, furniture and fixtures, and they are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight_line method over 5_7 years for all equipment and furniture.

Stock Options _ The difference between the fair market value and the exercise price, if below fair market value, of a stock option granted under the Company's
Employee Stock Option Plan is charged to expense in the period in which the option is granted. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable

Inventories _ Inventories consisting principally of frames, bags, mattes, chemicals, paper products and other supplies are priced at cost determined using the FIFO method.

Cash and cash equivalents _ The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 1999.

Risk concentrations _ Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. At March
31, 1999, the Company had no deposits in financial institutions which exceeded the $100,000 federally insured limit. The excess of the institution's deposit liability to the Company over the federally insured limit was therefore zero.

Company's primary customer is Pacific, Gas and Electric Company.

Use of Estimates _ The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual amounts could differ from those estimates.

Advertising _ Advertising costs are expensed as incurred. Advertising expenditures for the year ended March 31, 1999 were $4,500.

Amortization of Goodwill

Cost of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition are recorded as goodwill and amortized over 40 years on a straight_line basis.

Loss per share _ The Financial Accounting Standards Board ("FASB") has issued
Statement of Financial Accounting Standard  ("SFAS") No. 128, "Earnings Per
Share" which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended March 31, 1998 has been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share in the face of the statement of operations for all companies with complex capital structures.
Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

Deferred Taxes _ There are no material differences between the accounting methods used for financial and tax purposes. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements.

Note 2 _ Plant and Equipment
                                                March 31, 1999   March 31, 1998
The components of plant and equipment are:

Photographic Equipment                         $           _      $     620,750
Computers and Software                                 1,300            660,348
Equipment and Furniture                              337,912            605,707
Leasehold Improvements                                     _            609,494
Motor Vehicle                                          5,500             26,933
                                               _____________      _____________

Total _ At Cost                                      344,712          2,523,232
Less: Accumulated Depreciation                        95,747          2,050,384
                                               _____________      _____________
Net                                            $     248,965      $     472,848
                                               =============      =============

Depreciation is provided over the estimated useful asset lives using the straight_line method over five to seven years for all equipment and furniture.
Leasehold improvements are amortized on a straight_line basis over the shorter of the useful life of the improvement or the term of the lease. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Note 3 _ Related Party Transactions

The amount due to related party is unsecured and payable upon demand. Interest expense is charge at a rate of 10% per annum. As of March 31, 1999, interest of $93,008 was accrued.

Note 4   Commitments

The Company has an extended 12 month operating lease agreement for an office facility.

Future minimum lease obligations as of March 31, 1999 are:

         Year ended March 31
         ___________________
              2000                                 $  10,200
                                                    ________
              Total                                $  10,200
                                                   =========

In the year to March 31, 1999, total rent expense was $116,884.

Note 5 _ Income Taxes

As of March 31, 1999, the Company has a net operating loss carry forward of approximately $11,411,016.


Note 6 _ New Authoritative Pronouncements

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

Note 7 _ Going Concern

The Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the year ended March 31, 1998 was $346,687. The Company incurred a net loss of $318,555 for the year ended March 31, 1999 and has a working capital deficit as of March 31, 1999 of $719,567.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern. Management's plans include the continuing reduction of expenses and expanding the activities of Los Alamos Energy to include direct service of consumer electricity

The Company has, subsequent to March 31, 1999, during June, 1999, executed a letter of intent with Coastal Resources Corporation, which, among other things, provides for a merger to be effected pursuant to the provisions of a Share
Exchange Agreement to be entered into, and also providing for $300,000 in loans to be made to Los Alamos Energy, LLC, a subsidiary of the Company.

The Company has also executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement to be entered into.

Management plans to expand its existing power plant to 4 or 5 Mega Watt, and to actively pursue other power plant development and acquisitions.

Note 8 _ Impairment of Long_Lived Assets

The Company had adopted Statement of Financial Accounting Standard ("SFAS") No.
121, Accounting for the Impairment of Long_Lived Assets and for Long_Lived
Assets to be Disposed Of.

Long term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ("SFAS") No. 121. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re_ evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 1999, management expects these assets to be fully recoverable.

                                   PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8_K

(a)  The  following  exhibits  are filed as part of this  report as required by
     Item 601 of Regulation S_B:

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

     10.18 1992 Non_Employee Directors Stock Option Plan. (iii)

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

    16    Letter of Former Independent Accountant

(b)  Reports on Form 8_K

     Current Report on Form 8_K dated April 27, 1998.

     Current Report on Form 8_K dated May 13, 1998

     Current Report on Form 8_K dated October 28, 1998

     (I)  Incorporated by reference to the Company's  Registration  Statement
on Form  S_1   (Registration   No.  33_  52904)  filed  on  October  5,  1992
(the "Registration Statement").

     (ii)  Incorporated  by reference to  Pre_Effective  Amendment  No. 1 to the
Registration Statement filed on December 21, 1992.

     (iii)  Incorporated  by reference to  Pre_Effective  Amendment No. 2 to the
Registration Statement filed on January 15, 1993.

     (iv)  Incorporated  by reference to  Pre_Effective  Amendment  No. 3 to the
Registration Statement filed on February 3, 1993.

     (v) Incorporated by reference to the Company's Registration Statement on Form 8_A (No. 0_21322) filed on March 5, 1993 and effective on March 19, 1993.

     (vi)  Incorporated  by reference  to the  Company's  Annual  Report on Form
10_KSB for the fiscal year ended March 31, 1993.

     (vii)  Incorporated by reference to the Company's  Quarterly Report on Form
10_QSB for the quarterly period ended June 30, 1994.
     (viii)  Incorporated  by reference to the  Company's  Annual Report on Form
10_KSB for the fiscal year ended March 31, 1995.

     (ix)  Incorporated  by reference  to the  Company's  Annual  Report on Form
10_KSB for the fiscal year ended March 31, 1995.

     (x) Incorporated by reference to the Company's Report on Form 10_QA for the period ended September 30, 1996.

Management contract or compensatory plan.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Out_Takes, Inc.


Dated: March 1, 2000             By: /s/ James Harvey, President
                                      James Harvey, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                     Date


   /s/ James Harvey         Chairman of the Board, President,   March 1, 2000
   _________________        Chief Executive Officer, Chief
       James Harvey         Financial Officer and Secretary,
       And Sole Director


[TYPE]EX_27
<SEQUENCE>2
[DESCRIPTION]FDS __
[ARTICLE]                     5
[LEGEND]
This schedule contains summary financial information extracted from the consolidated balance sheet and the consolidated statement of operations and is qualified in its entirety by reference to such information.

[PERIOD-TYPE]                   Year
[FISCAL-YEAR-END]                              Mar_31_1999
[PERIOD-END]                                   Mar_31_1999
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
[NET-INCOME]                                   ****
[EPS-BASIC]                                  ****
[EPS-DILUTED]                                  ****


EXHIBIT 10.31 PURCHASE AND SALE AGREEMENT BETWEEN COMPANY AND LOS
ALAMOS ENERGY, LLC, DATED AUGUST 31, 1998
PURCHASE  AND  SALE  AGREEMENT

THIS PURCHASE AND SALE AGREEMENT (the "Agreement") is made and entered into as of the 31st day of August, 1998, by and between OUT_TAKES, INC., a corporation duly organized and validly existing under the laws of the state of Delaware (the "Purchaser") and the several individuals named on the signature page of this Agreement (collectively, the "Seller").

WHEREAS, the Purchaser is a publicly_traded corporation on the OTC_Bulletin
Board  under  the  symbol  OUTT;  and

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

PURCHASE AND SALE OF THE EQUITY. Upon execution of this Agreement by both parties, and subject to the fulfillment of all Closing Conditions (as such term is defined below) contained in Section 7 below, the Purchaser hereby irrevocably agrees to purchase, and the Seller agrees to sell, transfer and convey to the Purchaser, all of the Equity in the Company outstanding as of the Closing (as defined below). Such units of Equity, once delivered to the Purchaser as set forth herein, shall be validly issued, fully paid and non_assessable. The Seller may elect, in its sole discretion at any time prior to the Closing, to convert its form of organization from a limited liability company to a corporation, in which case each reference to the Company shall be deemed to refer to the new corporation, and each reference to units of Equity in this Agreement shall be deemed to refer to shares of capital of the new corporation.

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

3.    CONVERSION OPTION IN THE NOTE.  The Note shall contain an option (the
"Conversion Option") to convert the indebtedness represented thereby into such number of shares of voting common stock of the Purchaser as shall represent ninety percent (90%) of the shares of such voting stock issued and outstanding as of the date of conversion, on a fully_diluted basis (the "Conversion
Shares").  In the event that the Seller desires to exercise the Conversion
Option, it shall notify the Purchaser of such fact, and commence such actions not later than ninety days from the date of the Note. Within thirty (30) days after the Purchaser determines that the Conversion may be lawfully completed (or such other time as is mutually agreed between the parties), there shall be a closing of the Conversion Option (the "Conversion Closing"). At such Conversion
Closing, the Seller shall deliver to the Purchaser the Note marked Paid in Full, and the Purchaser shall deliver to the Seller, or its nominees, a certificate or certificates evidencing the issuance to the Seller of the Conversion Shares, which Conversion Shares when so delivered shall be validly issued, fully paid, and non_assessable. The Conversion Closing shall be subject to the condition that the Purchaser shall have effected a reverse stock split of one (1) share for every one hundred (100) shares of the Purchaser outstanding as of such date.
The Conversion Closing shall only occur if the foregoing condition has been fully satisfied or waived prior to or simultaneously with such Conversion
Closing as set forth herein.

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

(d) a majority of the Purchaser's voting stock is owned by PCG, which controls, beneficially and of record, fourteen million four hundred ten thousand
(14,410,000) shares of the Company's common stock and a beneficial interest in another approximately eight hundred eighty five thousand (885,000) shares of the Company's common stock (common stock being the only voting securities of the Company outstanding as of the date hereof), on a fully_diluted basis, representing approximately seventy_five percent (75%) of the total number of shares of common stock issued and outstanding as of the date hereof;

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

7.     CLOSING.  The transactions contemplated by this Agreement shall be consummated at such location, at such time and on such date as the parties shall mutually agree (the "Closing"). At the Closing, each Seller shall deliver to the
Purchaser a certificate evidencing his respective portion of the Equity being acquired hereunder, and the Purchaser shall deliver to each such Seller an originally_signed Note, evidencing such Seller's pro rata  portion of the
Purchase Price, together with originally_signed copies of the Security Agreement and the Stock Pledge, and each party shall further deliver such documents and
instruments as the other party may reasonably   request to further the
transactions to be consummated at the Closing (all of such delivery items being referred to herein as the "Closing
Conditions").

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
                   Attn: Kenneth S. August, Esquire
                   Partner

      If to the Purchaser: Out_Takes, Inc.
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

(I) INJUNCTIVE RELIEF. Each party hereby agrees that should either party materially breach any of its respective obligations under this Agreement, including without limitation any exhibit or other document entered into between the parties pursuant hereto, the non_breaching party would have no adequate remedy at law, since the harm caused by such a breach may not be easily measured and compensated for in damages. Accordingly, the parties agree that in addition to such other remedies as may be available to the non_breaching party at law, such party may also obtain injunctive or other equitable relief including, but not limited to, specific performance, to compel the breaching party to meet its obligations under this Agreement. All of such remedies available to any party hereunder shall be cumulative and non_exclusive.

(J) CONFIDENTIALITY. By their execution hereof, each party hereby acknowledges to the other that certain information furnished to it by the other party is proprietary to such disclosing party, and neither the receiving party, nor any affiliate, employee, officer, director, shareholder, agent or representative of such receiving party shall have any rights to distribute or divulge any of such Confidential Information to any third party without the disclosing party's prior, written consent, or to use any such Confidential
Information in any way detrimental to the disclosing party or its affiliates, or which would otherwise destroy, injure or impair any of the disclosing party's rights in or in respect of any such Confidential Information including, without limitation, by using of such Confidential Information to establish or assist any person or entity which is, or will be, directly or indirectly in competition with the disclosing party. For purposes of this Agreement, the term
"Confidential Information" shall mean any and all proprietary information belonging to the disclosing party, whether tangible or intangible, written or oral, including, without limitation, any non_public intellectual property rights, trade secrets, designs, books and records, computer software and files, and lists of (and/or information concerning) such disclosing party's financial condition, customers, suppliers, vendors, sources, methods, techniques and other business relationships or information.

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

 OUT_TAKES, INC.                    ATTEST:


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

                  OUT_TAKES, INC.

 CONVERTIBLE PROMISSORY NOTE
 _____________________________

  $_________                      August __, 1998


FOR VALUE RECEIVED, OUT_TAKES, INC., a corporation organized and existing under the laws of the State of Delaware (hereinafter referred to as the "Maker"), hereby promises to pay to the order of _______________________________, an adult individual residing in the County of ________, State of California (hereinafter referred to as the "Payee"), at Payee's principal address located at ________________________, _______ California, 9____, or such other place or places as the Payee may hereafter direct from time to time, in lawful money of the United States and in immediately available funds, the principal sum of _____________________ DOLLARS ($_________). This Convertible Promissory Note
(hereinafter referred to as the "Note") shall accrue simple interest at the rate of ten percent (10%) per annum. Amounts of principal and accrued interest due and payable in respect of this Promissory Note shall be paid out of gross operating revenues, as available, with payments to be made monthly in arrears up to ninety_nine percent (99%) of gross revenues from operations, being applied first to accrued interest and then to principal, with the balance due on August
__, 2003 (the "Maturity Date"), unless this Note is earlier converted in accordance with the provisions set forth below (the "Conversion Date"). The principal amount of this Promissory Note shall be due and payable on the Maturity Date, unless earlier converted in accordance with the provisions set forth herein.

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

Upon the occurrence of either of the following specified Events of Default (each herein called an "Event of Default"):

(i) Breach of Agreements. The Maker shall be in breach or violation, for a period of three (3) days, of any material agreement, undertaking, obligation, representation, warranty or statement contained in this Promissory Note, the Purchase Agreement, or any other Exhibit or document entered into by the Maker pursuant thereto; or

(ii) Insolvency. The Maker shall suspend or discontinue its business, or make an assignment for the benefit of creditors or a composition with creditors, shall file a petition in bankruptcy, shall be adjudicated insolvent or bankrupt, shall petition or apply to any tribunal for the appointment of any custodian, receiver, liquidator or trustee of or for it or any substantial part of its property or assets, shall commence any proceedings relating to it under any applicable bankruptcy, reorganization, arrangement, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or there shall be commenced against the Maker any such proceeding which shall remain undismissed or unstayed for a period of forty_five (45) days or more, or any such order, judgment or decree shall be entered, or the Maker shall by any act or failure to act indicate its consent to, approval of or acquiescence in any such proceeding or in the appointment of any such custodian, receiver, liquidator or trustee; or the Maker shall take any action for the purpose of effecting any of the foregoing;

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


OUT_TAKES, INC.                    ATTEST:

                                   [SEAL]
By: _________________________             By:
____________________
   Peter C. Watt                 Michael C.Roubicek
   President                        Secretary


           EXHIBIT B TO PURCHASE AND SALE AGREEMENT

                 SECURITY AGREEMENT

THIS SECURITY AGREEMENT (the "Agreement") is made and entered into as of this ___th day of August, 1998 by and between OUT_TAKES, INC., a corporation organized and existing under the laws of the State of California (the "Grantor") and the several individuals named on the signature page of this Agreement
(collectively, the "Secured Party").

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

Remedies Upon an Event of Default.
_______________________________________
In the event that the Grantor shall fail to perform fully any Secured Obligation on the date such performance is due, or if the Grantor should breach or be in default of any other provision of the Note, the Purchase Agreement or this
Agreement (any of such occurrences being hereinafter referred to as an "Event of
Default"), to the extent that such Event of Default is not cured or waived within ten (10) days after the occurrence of such Event of Default, then the
Secured Party shall be entitled to foreclose upon and take possession of the
Collateral, in satisfaction (full or partial as the case may be) of the indebtedness owed by Grantor.  Promptly after retaking possession of the
Collateral upon any such foreclosure, the Secured Party shall, after deducting therefrom any amounts expended by the Secured Party in enforcing the Note, the
Purchase Agreement or this Agreement and/or repossessing the Collateral
(including, without limitation, the cost of reasonable attorneys' fees), remit to the Grantor the difference between the liquidation value of the Collateral on the date of repossession thereof and the sum of any amounts paid to the Secured
Party to purchase the Collateral in a liquidating sale. The parties hereby agree that any such payment to Grantor upon such foreclosure may be made in stock of the Grantor or a five (5)_year promissory note bearing interest at the rate of ten percent (10%) per annum, or some combination thereof, as determined in the sole discretion of the Secured Party.

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


4.     Continuing Security Interest; Termination of Same.
      ______________________________________________________

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


      if to Grantor, to:     OUT_TAKES, INC.
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

7. Further Assurances. Grantor agrees to execute and deliver immediately upon request, financing statements on Form UCC_1 for recordation with the California Secretary of State; and (b) such other documents as may be necessary to perfect the Secured Parties' security interests in the Collateral.

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

 OUT_TAKES, INC.               ATTEST:


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



 THE INDIVIDUALS:                WITNESS:


 _____________________              ___________________

 _____________________              ___________________


EXHIBIT 10.33 ASSET LEASE AGREEMENT BETWEEN COMPANY AND COLORVISION,
INC. DATED OCTOBER 26, 1998
               ASSET LEASE AGREEMENT

This is an Asset Lease Agreement ("Agreement"), effective as of October __,
1998, by and between Colorvision International, Inc., a Florida corporation, located at 8250 Exchange Drive, Suite 132, Orlando, Florida 32809
(hereinafter referred to as "Lessee") and Out_Takes, Inc., a Delaware corporation located at 1419 Peerless Place, Suite 116, Los Angeles, California
90035 (hereinafter referred to as "Lessor").

                  BACKGROUND

Lessor owns and operates the Out Takes photo store (the "Business") located at Universal Studios California City Walk (the "Location"). Lessee seeks to lease from Lessor, and Lessor seeks to lease to Lessee certain of the assets of the Business for use at the Location as set forth in this Agreement, subject to the terms and conditions set forth below. Accordingly, in consideration of the mutual covenants and agree_ments set forth below, the parties agree as follows:

                   TERMS

1. LEASE OF ASSETS. The parties hereby agree that, at Closing (as defined below), Lessor shall lease the assets of the Business set forth on Schedule 1 to this Agreement (collectively the "Assets") provided, however, that within thirty
(30) days from the date of this Agreement they shall jointly prepare an item by item list of the Assets being leased hereunder, and the agreed_upon value thereof, which list will then be attached to this Agreement as a revised
Schedule 1. Lessor further agrees that the Assets shall be used only at the Location during the Lease Term, as hereafter defined. Upon the expiration of the Lease Term, or its earlier termination, all of the Assets shall be returned to Lessor hereunder in the same condition as they are being delivered to Lessee at the Closing, normal wear and tear excepted, and free and clear of any lien, charge, security interest, claim or other encumbrance. The Assets are being leased to Lessee on an "as is_where is" basis, and Lessor makes no representation or warranty to Lessee, express or implied, as to the condition of any Asset or suitability to the Business or the contemplated use thereof by Lessee.

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

5. LICENSE TO USE TRADE NAME. In further consideration of the payment of the Lease Price to Lessor as set forth above, the Lessor hereby grants to Lessee a license (the "License") to use the trade name "Out_Takes" (the "Trade
Name") only in connection with the Business at the Location and for so long as Lessee operates the Business at the Location. Lessee shall have no right to use the Trade Name in connection with any other present or future operations of Lessee. Lessee recognizes and acknowledges Lessor's ownership of and prior rights in the Trade Name and shall not take any action inconsistent with Lessor's ownership of and prior rights in the Trade Name or which would otherwise destroy or impair Lessor's interest in such rights.

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

The license to use the Trade Name granted hereunder shall be co_ terminous with the Lease Term or such shorter period as Lessee shall actually operate the Business at the Location. Lessor agrees that, for so long as this Agreement shall be in effect, it shall not take any action, or omit to take any action which would have the effect of impairing any of Lessor's rights in the Trade
Name, or the value thereof to Lessor. Lessor covenants that it shall not enter into any agreement, arrangement or undertaking, the effect of which would be to result in the transfer, assignment, mortgage, hypothecation, dilution or extinguishment of the Trade Name or any rights of Lessor therein.

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

   (d) Approvals and Consents. The execution, delivery and performance of this Agreement (and the transactions contemplated by this Agreement) do not and will not: (i) contravene any provision of the articles of incorporation or bylaws of Lessor; (ii) result in a material breach of, constitute a material default under, result in the modification or cancellation of, or give rise to any right of termination, modification or acceleration in respect of any indenture, loan agreement, mortgage, lease or any other contract, or agreement to which Lessor or any of the Assets are bound (other than in respect of the Lease); (iii) other than as may apply to Lessee, result in the creation of any security interest, pledge, lien, charge, claim, option, right to acquire, encumbrance, restriction on transfer, or adverse claim of any nature whatsoever upon any of the Assets;
(iv) violate any writ, order, injunction or decree of any court or any federal, state, municipal or other domestic or foreign governmental department, commission, board, bureau, agency or instrumentality, which violation or default in any such case would have a material adverse effect on the Business; (v) require approval of the shareholders of Lessor; or (vi) require any authorization, consent or approval of, or filing with or notice to, any governmental or judicial body or agency, or any other entity or person, including, without limitation, any filing with the Securities and Exchange
Commission ("SEC") other than any obligation Lessor may have to file a Form 8_ K as contemplated by Section 15 of this Agreement.

   (d)   Litigation. There are no actions or suits at law or in equity now
__________ pending or, to the actual knowledge of Lessor, threatened which could have a material adverse effect on the Business or any of the Assets, or the ability of Lessor to consummate the transactions contemplated by this Agreement.

   (e)     Collective Bargaining Agreements. There are no collective
__________________________________ bargaining agreements to which Lessor is a party or by which Lessor is bound, and there is no pending or threatened labor dispute, labor union organizing attempt, strike, or work stoppage affecting either Lessor or the Business.

   (f)   Benefit Plans. There are no benefit plans applicable to any of the
         _____________
employees of the Business that are currently in effect or which, with respect to the Business, Lessor has committed to implement prior to the Closing, except as shown on Schedule 4 to this Agreement.

   (g)     Contracts.  Schedule 5 to this Agreement lists all material contracts
(including contracts with consultants), leases (where Lessor is lessor or lessee) except the Lease, licenses, agreements, and undertakings of Lessor to which it is or at the Closing Date will be a party and bound, or to which any of its properties or Assets are or will be subject, and, if written, Lessor shall have supplied Lessee with copies of such documents. Except as shown on Schedule
6 to this Agreement, each such contract, undertaking or other commitment listed in Schedule 5 is, and upon the Closing will be (except as completed or expired by its terms), valid and enforce_able in accordance with its terms, and no party is in default under any material provision thereof.

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

   (j)     Conditions Affecting the Business. Other than as applicable to Gerry
Wersh, who is deemed to be essential to the technical aspects of the Business as currently being conducted, Lessor is not aware of any extraordinary or unusual conditions in existence on the date hereof with respect to the markets, services, facili_ties, personnel, or supplies of Lessor that is not public information or known generally in Lessor's industry or which has not been disclosed in writing to Lessee and which Lessor believes will result in a material and adverse effect on the Business not experienced by others in similar businesses.

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

14. DISCLOSURE AND NON_INTERFERENCE. The parties agree not to make any independent press releases or to disclose the terms of this Agreement except to their attorneys and other necessary parties. The parties further agree to prepare and issue a mutually agreeable press release upon Closing of this transac_tion, provided that Lessee understands that Lessor may be obligated to file with the SEC on Form 8_K within five days following the Closing. Further, the parties agree not to interfere in each other's businesses, nor to make any statements which would adversely impact the other's business interests.
15.     RELATIONSHIP CREATED; INDEPENDENT CONTRACTOR. No provision of this
Agreement is intended to make Lessee an employee or agent of Lessor for any purpose whatsoever, nor shall the execution of this Agreement be deemed to create any partnership, joint venture or other form of business association between the parties other than that of independent contractors. Lessor acknowledges that it shall not have the right to require Lessee to make any specific amount or number of sales, to attend sales meetings, to conform to any fixed or minimum number of hours devoted to selling effort, to follow prescribed itineraries, or do anything else which would jeopardize the relationship being created between the parties. Notwithstanding the foregoing, Lessor shall have the right to request Lessee to, and Lessee shall, provide Lessor with such reports or information regarding the Assets as Lessor may reasonably request from time to time during the Lease Term.

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

        Out_Takes, Inc.
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

OUT_TAKES, INC.                         ATTEST:

By:                      By:
__________________________
   James C. Harvey                      James C.
Harvey
   President
Secretary

LESSEE:

COLORVISION INTERNATIONAL, INC.          ATTEST:



By:     _____________________________          By:
__________________________
   President
Secretary

   EXHIBIT "A"

     ASSIGNMENT, ASSUMPTION OF LEASE AND LANDLORD CONSENT AGREEMENT

THIS AGREEMENT is made and entered into as of this ___ day of October, 1998 by and between Out_Takes, Inc. ("Assignor"), Colorvision International, Inc.
("Assignee") and Universal CityWalk Hollywood, a Unit of Universal Studios,
Inc., as successor in interest to MCA Development, a division of MCA Inc.
("Landlord").
                              R E C I T A L S

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

7. Assignor represents, warrants and agrees that all furniture, fixtures and equipment which are the property of Assignor (including but not limited to property which Assignor leases to Assignee as part of the assignment transaction) and used in the Premises will be owned by Assignor, free and clear of any lien or encumbrance, and further that in the event of a default by Assignee which results in the loss of the right of Assignee to occupy the Premises and the re_entry by Assignor, all of Assignor's furniture, fixtures and equipment located in the Premises will be left in the Premises for Assignor's use without compensation until the obligations of Assignor to Landlord under the Lease have been satisfied.

8. Except as modified hereby, all terms and conditions of the Lease shall remain in full force and effect.

   9. All of the terms and provisions of this Agreement shall be binding and shall insure to the benefit of the parties, their respective successors and assigns.

   IN WITNESS WHEREOF, the parties have caused this instrument to be executed as of the date first written above.

ASSIGNOR:     OUT_TAKES, INC.


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

   [The parties shall prepare a definitive list of the above_referenced Assets being leased hereunder within thirty (30) days from the date of this Agreement in accordance with the provisions of Section 1 hereof.]

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

APPROVED:



____________________
James C. Harvey
Sole Director

EXHIBIT 14(a)2FORMER INDEPENDENT AUDITOR'S REPORT

             INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors of
  Out_Takes, Inc.
  Los Angeles, California


We have audited the accompanying balance sheets of Out_Takes, Inc. as of March
31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended
March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Out_Takes, Inc. as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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

Moore Stephens, P.C.
Certified Public Accountants
Cranford, New Jersey
May 20, 1998







                                 OUT_TAKES INC.

                                 BALANCE SHEETS

                    ASSETS                   March 31,
                                             1998        1997
Current Assets:
 Cash and Cash Equivalents               $  23,044      $ 70,908
 Inventory                                  10,082        22,879
 Due from Related Party                     _              7,343
 Prepaid Insurance                           8,949        10,796
 Prepaid Taxes                               3,005         7,829
 Other Current Assets                        9,564         8,132
                                          ___________    _________
 Total Current Assets                    $  54,644      $127,887

Plant & Equipment _ Net                     204,148      845,198

Other Non_Current Assets:
 Deposits                                    27,048       38,378
                                         ___________    __________

   Total Assets                          $ 285,840     1,011,463
                                         ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                   $   31,173          $113,803
 Accrued Payroll                        22,047            42,868
 Accrued Expenses                      108,819           104,331
 Accrued Interest _ Related Party       56,452             7,871
 Provision for Studio closure           31,878                _
 Compensation payable _ Related Parties  1,347           115,375
 Due to Related Party                  721,227           260,500
                                      ___________     ___________
 Total Current Liabilities          $  972,943        $  644,748

Non_Current Liabilities:
 Notes Payable                      $   48,000        $   48,000
 Compensation payable _ Related Parties     _              5,962
                                      ___________     ___________
 Total Non_Current Liabilities      $   48,000        $  53,962

 Commitments (Note 8)                      _                 _

Stockholders' Equity (Deficit):
 Preferred Stock, par value $.01 per share;
  5,000,000 shares authorized, none issued     $  _   $       _

 Common Stock, par value $.01 per share;
  35,000,000 shares authorized; 20,788,122
  shares issued of which 292,396 shares
  are in Treasury                     207,882           207,882

 Capital in excess of par value     9,905,430        10,014,980

 Accumulated deficit              (10,740,009)       (9,657,703)
                                   ___________       ___________

 Total                             ($ 626,697)       $  565,159

 Less: Treasury Stock, at cost       (108,406)         (108,406)
   Deferred Compensation          _  (144,000)
                                   ___________       ___________

Total Stockholders' Equity (Deficit ($ 735,103)      $  312,753
                                   ___________       ___________

   Total Liabilities and
   Stockholders' Equity             $  285,840       $1,011,463
                                   ===========       ===========

                                 OUT_TAKES INC.

                           STATEMENTS OF OPERATIONS

                           Years ended March 31,
                       1 9 9 8    1 9 9 7   1 9 9 6
                       _______    _______   _______

Revenues            $  1,187,638  $ 2,014,788 $ 1,580,712
                    _____________  ___________ ___________

Cost of Revenues:

 Compensation and Related Benefits      524,276    712,939   548,137
 Depreciation and Amortization          420,317    359,123   249,249
 Loss on Impairment of Long_Lived
  Assets                                     _          _      762,129
 Pre_Opening Costs _ Irvine Studio           _          _       67,007
 Rent                                   236,192    300,857     210,639
 Loss on closure of Irvine Studio       164,745         _        _
 Other Cost of Revenues                 383,354    553,011     378,967
                                     ____________ ___________ ___________

 Total Cost of Revenues               1,728,884  1,925,930   2,216,128
                                     ______________________ ___________

   Gross Income (Loss)                 (541,246)    88,858    (635,416)
                                     ____________ ___________ __________

General and Administrative Expenses:

 Compensation and Related Benefits      125,571    309,630     313,432
 Professional Fees                       91,218    100,777     206,979
 Management Fee _ Related Party          31,200    131,000     130,000
 Rent of Offices                         33,300    39,558      29,524
 Depreciation and Amortization           92,960    91,663     128,907
 Other G & A Expenses                   114,626   115,458     106,982
                                    ___________  _________   _________

 Total Expenses               488,875    788,086   915,824
                    _____________  ___________ ___________

   Loss from Operations         (1,030,121)   (699,228) (1,551,240)

Other Income (Expense)
 Interest income                       224          484      3,035
 Interest expense                     (210)      (3,423)        (7)
 Interest expense _ Related Parties(52,199)     (51,179)   (28,272)
                                   ________     ________   _________

   Total Other Income (Expense)    (52,185)     (54,118)   (25,244)
                                   ________    _________   _________

Net Loss                      ($ 1,082,306)  ($ 753,346)($1,576,484)
                               ============  =========== ===========

Net Loss Per Share (Basic and
 Diluted)                       ($    0.05) ($     0.05)($     0.16)
                                ===========  =========== ===========

Weighted Average Common Shares
 Outstanding                     20,495,726  14,824,881   9,567,748
                                 ==========  =========== ===========



                      Consolidated Statement of Stockholders' Equity


                              Common Stock        Capital
                               ____________
                            Number of           in Excess of Accumulated
Treasury  Deferred
                             Shares     Amount   Par Value     Deficit
Stock Compensation    Total
                             ______     ______   _________     _______
_____ ____________    _____
Balance _ March 31, 1996  11,168,122  $111,682 $ 9,071,180  ($ 8,904,357)
($108,406)($144,000)  $   26,099

Cash Proceeds from
 Issuance of Stock           650,000     6,500     123,500             _
_         _      130,000

Stock Issued upon
 Conversion of Debt        8,970,000    89,700     820,300             _
_         _      910,000

Capital Contribution                                 1,000
                   1,000
Net Loss for the year
  ended March 31, 1997              _        _          _       (911,804)
_         _     (911,804)
                          __________  ________ ___________  ____________
________  ________   __________

Balance _ March 31, 1997  20,788,122   207,882  10,015,980  (  9,816,161) (
108,406)( 144,000)     155,295

Management fee _
  Related Party                    _         _      31,200             _
_         _       31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             _         _    (144,000)            _
_   144,000            _

Options issuance cost              _         _       3,250             _
_         _        3,250

Net Loss for the year
  ended March 31,1998              _         _           _    (1,276,000)
_         _   (1,276,000)
                          __________  ________ ___________  ____________
________  ________   __________
Balance _  March 31, 1998 20,788,122   207,882   9,905,430   (11,092,161)
(108,406)        _   (1,086,255)

Acquisition of
  Subsidiary                                    4,342,784
               4,342,784
Capital adjustment                                  7,800
                   7,800

Net loss for the year
  Ended March 31, 1999                                       (   382,184)
              (  382,184)
                         ___________  ________  __________   ____________
________  ________   __________
Balance, March 31, 1999   20,788,122  $207,882 $14,256,014  $(11,473,345)
$(108,406) $      _  $ 2,882,145
                         ===========  ======== ===========  ============
=========  ========   ==========



                                   OUT_TAKES INC.
                        Consolidated Statements of Cash Flows


                                                         Years ended March 31,
                                                      1999       1998
1997
Operating Activities:


  Net Loss                                      $(382,184) $(1,276,000)
$(911,804)

  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                116,585      540,185
466,369
     Loss on closure of Irvine Studio                          154,157        _
     Loss on Disposal of Plant and Equipment            _            _
504
     Compensation fee   related party              80,887      110,062
_
     Options issuance cost                                       3,250
_
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Due from Related Party                      (120,854)
3,847
     Deposits                                     (25,504)      11,330
(22,814)
     Inventory                                     10,082       12,797
13,719
     Due from Officers                                  _            _
8,565
     Prepaid Expenses                              11,954        6,671
(7,757)
     Other Current Assets                           9,564             _
_
   Increase (Decrease) in:
     Accounts Payable                            (162,039)    (127,413)
(248,769)
     Notes payable                                      _            _
(15,036)
     Interest payable                              36,556       48,581
(22,104)
     Provision for Studio Closure                 (31,878)      31,878
_
     Prepaid asset lease                           30,604            _
_
     Compensation payable_Related Party            79,540     (119,990)
252,337
                                               __________   __________
___________
  Net Cash Used in Operating Activities        (  346,687)  (  604,492) (
448,916)
                                               __________   __________
____________
Investing Activities:
  Purchases of Property, Plant and
    Equipment                                  (   33,522)  (  218,893) (
165,362)
  Proceeds on Disposal of Plant and Equipment                      100
2,242
                                               __________   __________
___________
Net Cash Used in Investing Activities          (   33,522)  (  218,883) (
163,120)
                                               __________   __________
____________

Financing Activities:
  Proceeds from the Issuance of Stock                   _
130,000
  Advances from Related Party                     272,887      703,783
260,000
  Capital                                           7,800
1,000

  Convertible notes                                74,000       65,834
240,000
                                                 ________   __________
___________
  Net Cash Provided by Financing Activities       354,687      769,617
631,000
                                                _________   __________
___________
Net Increase (Decrease)in Cash and Cash
 Equivalents                                     ( 25,522)    ( 53,758)
18,964
Cash and Cash Equivalents _ Beginning of
  Years                                            26,878       80,636
61,672
                                                _________    _________
_________
Cash and Cash Equivalents _ End of Years        $   1,356    $  26,878    $
80,636
                                                =========    =========
=========
Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                                 $    7,650  $
66,501

Non cash activities:
  Acquisition of subsidiary                  $4,000,000

                     The Accompanying Notes are an Integral Part of These
Financial Statements.


                                                  OUT_TAKES INC.
                        NOTES TO FINANCIAL STATEMENTS

[1] Summary of Significant Accounting Policies

Basis of Presentation _ The accompanying financial statements are presented on an accrual basis. Revenues are recognized when merchandise is sold and expenses are recognized when incurred. Where applicable, the figures for the years ended
March 31, 1997 and 1996 have been reclassified in order to facilitate comparison with the figures for the current year.

Plant and Equipment and Depreciation _ Plant and equipment consists primarily of computers, photography equipment and leasehold improvements, and are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight_line method over 5 years for all equipment and furniture. Leasehold improvements are amortized on a straight_line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance, repairs and minor purchases are expensed as incurred.

Royalties _ Royalties are calculated as a percentage of sales as specified in each License Agreement and are expensed over the life of the agreement except where this amount is less than the minimum guarantee provided by the agreement.
In the latter situation, royalty expense is equal to the minimum guarantee, amortized on a straight_line basis over the period of the guarantee. Where royalties have been paid in advance, such amounts are disclosed on the Company's balance sheet as prepaid royalties, net of amounts expensed.

Stock Options _ The difference between the fair market value and the exercise price, if below fair market value, of a stock option granted under the Company's
Employee Stock Option Plan is charged to expense in the period in which the option is granted. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable
Inventories _ Inventories consisting principally of frames, bags, mattes, chemicals, paper products and other supplies are priced at cost determined using the FIFO method.

Cash and Cash Equivalents _ The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 1998.

Risk Concentrations _ Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. At March
31, 1998, the Company had no deposits in financial institutions which exceeded the $100,000 federally insured limit. The excess of the institution's deposit liability to the Company over the federally insured limit was therefore zero.

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

Use of Estimates _ The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual amounts could differ from those estimates.

Advertising _ Advertising costs are expensed as incurred. Advertising expenditure for the years ended March 31, 1998, 1997 and 1996 was $21,069, $28,552 and $13,140 respectively.

Loss per share _ The Financial Accounting Standards Board ("FASB") has issued
Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per
Share" which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended March 31, 1998 has been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

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

Deferred Taxes _ There are no material differences between the accounting methods used for financial and tax purposes. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements.

[2] Organization and Business

The Company was incorporated on March 18, 1992, under the laws of the State of Delaware. The Company is engaged in the production and sale of photographic portraits of children, adults and family groups using proprietary hardware and digital imaging software. The Company currently operates and derives substantially all of its revenues from a retail studio, called Out_
Takes(R), which opened on May 24, 1993 and is located at MCA/Universal's
CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). During the period December 1, 1995 to April 22, 1998, the Company operated a second
Studio, at the Entertainment Center in the Bazaar at the Irvine Spectrum, located in Irvine, Orange County, California ("the Irvine Studio").

[3] [A] License Agreements and Royalties

The Company has merchandise licensing agreements ("License Agreements") with Paramount Pictures Corporation ("Paramount"), MCA/Universal Merchandising, Inc.
("Universal"), Warner Bros. Consumer Products ("Warner"), Twentieth Century Fox
Licensing & Merchandising ("Fox"), Jay P. Morgan Photography ("Morgan"), MTV
Networks ("MTV"), Saban Merchandising Inc. ("Saban"), The Baywatch Production
Company ("Baywatch") and various other agencies and photographers that grant the Company the right to manufacture, sell and distribute in a defined geographic area, still photographs which combine a digital photograph taken of the customer in the studio with a licensed background from one of the Licensors which may be sold separately or affixed to items approved by these licensors, including photographic enlargements, greeting cards, posters, books, t_shirts, mugs, buttons and other novelty items. Royalties expense for the year ending March 31, 1998, 1997 and 1996 was $39,365, $66,816 and $35,622 respectively.

Although the Company has not commenced to market all Licensed Articles on a timely basis, as of March 31, 1998, the Company has not received any notice that any Licensor intends, by virtue of this matter, to exercise any of the remedies provided for in its respective License Agreements. The Company is current with respect to all payments and required reports to all Licensors.

[B] Sublicense Agreement _ Related Party

On March 1, 1995, the Company entered into a sublicense agreement with Photo
Corporation of Australia Pty Limited ("PCA"), a subsidiary of Photo Corporation
Group Pty. Ltd. ("PCG") (see note 5), that, subject to the prior approval of the Licensors, grants PCA a non_exclusive license to utilize the Licensed Articles on substantially the same terms as provided in the License Agreements. The sublicense also provides that PCA will pay the Company an amount equal to 120% of the royalties the Company pays to Licensors for such images. The Company has received consent from Morgan, Fox and Paramount and other Licensors indicating their willingness to support utilization of the Licensed Articles in countries where PCA operates. As of March 31, 1998, the PCA sublicense agreement has not yet generated any royalties.

[4] Plant and Equipment
                               March 31, 1998        March 31, 1997

The components of plant and equipment are:

Photographic Equipment             $   620,750      $  622,192
Computers and Software                 659,048         679,427
Equipment and Furniture                301,316         308,987
Leasehold Improvements                 609,494       1,011,292
Motor Vehicle                           21,433            _
                                 _____________      _____________

Total _ At Cost                      2,212,041       2,621,898
Less: Accumulated Depreciation        2,007,893       1,776,700
                                  _____________   _____________

Net                                 $   204,148     $   845,198
                                  =============   =============


Depreciation is provided over the estimated useful asset lives using the straight_line method over five years for all equipment and furniture. Leasehold improvements are amortized on a straight_line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance, repairs and minor purchases are expensed as incurred.

[5] Related Party Transactions

Mr Robert Shelton, Vice President Development and Mrs Leah Peterson_ Shelton,
Vice President Operations, ceased employment with the Company from and effective
September 1, 1996. Mr Shelton also ceased as a Director of the Company from and effective September 1, 1996.

Deferred salaries owing to Mr Shelton and Mrs Peterson_Shelton, accrued interest on deferred salaries, accrued vacation pay and amounts payable on termination totaling $274,373 were consolidated on September 1, 1996, and were repaid over the period to April 17, 1998. This liability is presented on the balance sheet as "Compensation payable _ Related Party". The liability is secured by the assets of the Company pursuant to the Settlement and Mutual Release Agreement as of September 1, 1996, between the Company, Mr Shelton, Mrs Peterson_Shelton and
Photo Corporation Group Pty Limited ("PCG"), the majority stockholder. Interest expense is incurred at the prime rate of interest (approximately 8.5%) and in the period to March 31, 1998 interest expense totaled $3,618. As of March 31, 1998, interest of $67 was accrued and unpaid.

The Settlement and Mutual Release Agreement inter alia provides for Mr Shelton and Mrs Peterson_Shelton to act as consultants to the Company as requested by the Company and as agreed to by them. No consulting fees were incurred or paid during the year ended March 31, 1998.

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

[6] Capital Stock Transactions

[A] Escrow Shares

In March, 1992, 1,900,000 shares were issued to the Company's founders
("Founders") and deferred compensation of $364,800 was recorded for the 1,900,000 shares. Included in the 1,900,000 shares were 1,150,000 shares issued to the Founders for services in connection with the incorporation of the Company. Accordingly, $220,800 was amortized as compensation expense in 1992.
The remaining 750,000 shares of the Company's Common Stock were placed into escrow for the benefit of the Founders. As the Company's pre_tax earnings did not equal or exceed the required threshold level, in May of 1998 the Company requested that the shares be returned to the Company to be placed in Treasury.
The financial statements reflect the reversal of the deferred compensation attributable to these shares, however the share data will be adjusted as of the date the shares are returned.

[B] Stock Option Plan

Under the Company's Amended and Restated 1992 Stock Option Plan, incentive stock options may be granted to purchase shares of the Company's stock at a price not less than the fair market value of the Common Stock at the date of the grant.
Non_qualified stock options may be granted at a price not less than 85% of the fair market value. No option may be exercised after ten years from the date of the grant. In September of 1997, options for 175,000 shares were issued to employees and consultants of the Company.

Information is summarized as follows:

                       Shares Under Options and Warrants
                       _________________________________
                 Amended               Weighted
                 And Restated     Price      Average
                 1992 Stock       per        Exercise
                 Option Plan      Share      Price
                 ___________      _____      _____

Outstanding at March 31, 1995   249,245      $0.65 to $4.40   $3.44

  Forfeited during the year
   ended March 31, 1996                                (94,527)
                                                       ________
Outstanding at March 31, 1996   154,898      $0.65 to $4.40   $4.00

  Forfeited during the year
   ended March 31, 1997        (154,898)
                               ________

Outstanding at March 31, 1997      _           _        _

  Granted during the year
   ended March 31, 1998         175,000       $0.06    $0.06

  Forfeited during the year
   ended March 31, 1998         (50,000)
                                 _______

Outstanding at March 31, 1998   125,000           _    $0.06
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

The fair value of each option grant is estimated on the date of grant using the Black_Scholes option pricing model with the following weighted_ average assumptions used for grants in 1998: dividend yields of $0 for each year, expected volatility of approximately 106% for each year, risk free interest rates of 5.83% and an expected life of five years. The weighted_average fair value of options granted was $0.06 for the year ended March 31, 1998.

[7] Closure of Irvine Studio

In the third quarter of the Company's fiscal year, management determined that despite its substantial efforts to increase the revenues of the Irvine Studio, it would be in the best interests of the Company to contain the negative cash flow incurred by the Company, by determining an exit plan for the Irvine Studio.
In the fourth quarter of the fiscal year, the Company finalized its exit plan.
Following lengthy negotiations with the landlord of the Irvine Studio, management reached an agreement with the landlord to close the Studio. The closure was effected without the payment of any additional amounts to the landlord. The Studio closed on April 22, 1998. Costs associated with the closure of the studio totaled $164,745 and included approximately $135,000 non_cash loss on disposal of leasehold improvements and write off of equipment identified as only being of use for spare parts for the CityWalk Studio; $3,000 in termination payments to staff; $5,000 to remove equipment from the studio and vacate the premises; $7,000 in property tax obligations; and estimated additional operating costs of approximately $14,000 through to the date of closure. It is management's opinion that as of March 31, 1998, all costs associated with the closure of the Irvine Studio have been accrued.

[8] Commitments

Lease Agreements _ The Company leases its CityWalk Studio premises under a five year lease, with an option to extend the lease for a period of seven years. The initial lease term expired on May 31, 1998 and the Company has exercised its option to renew the lease for a further seven years. The lease provides for an annual rental payment of $123,250 and the payment of 10% of annual store revenues in excess of $881,177. In addition, pursuant to the lease agreement, the Company pays annual allocated property taxes for the CityWalk Studio of approximately $600. Both the base rental amount and the percentage rental cut_ in point are adjusted annually for changes in the consumer price index. The lease may be terminated by the lessor if the Company does not meet a minimum annual sales requirement of $587,000.

Future minimum lease payments under non_cancelable operating leases as of March
31, 1998 are shown in the table below.

     Year ended March 31
     ___________________
       1999                $ 123,250
       2000                  123,250
       2001                  123,250
       2002                  123,250
       2003                  123,250
       Thereafter            267,041
                            _________

       Total               $ 883,291
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

Total rental charged to operations for the fiscal years ended March 31, 1998, 1997 and 1996 is broken down as follows:

                               1998     1997        1996

                          $            $          $
       Base rental         256,141      278,128    183,301
       Additional rent      13,351       62,287     56,862
                          ________      _______   ________
                          $269,492     $340,415   $240,163
                          ========     ========   ========

The additional rent is a result of sales being in excess of the $881,177 sales threshold.

Consulting Agreement _ the Company has a consulting agreement with an unaffiliated entity for the maintenance of the image technology at the CityWalk
Studio. Effective October 1, 1997 the agreement provides for the payment of $50,000 per annum of consulting fees and a discretionary performance bonus of up to 10% of the fees paid. The agreement may be terminated by either party with a minimum of one month's notice. For the year ended March 31, 1998 the Company expensed $49,000 in payments to this unaffiliated entity.

[9] Net Loss Per Share

Net loss per share was calculated based on the weighted average shares outstanding during the year. Potential common shares have not been included as their inclusion would be antidilutive.

[10] Trademark Registrations and Patent Applications

The Company has registered the marks Out_Takes(R), So You Want to be in Pictures(R) , Photomation(R) and Create the Moment(R) with the U.S. Patent and
Trademark Office and has registered the Out_Takes(R) service mark in Japan, in both Japanese and English.

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

[12] Notes Payable

The Note Payable of $48,000 is unsecured and is due to a former financial consultant to the Company pursuant to a settlement agreement dated August
17,1994. The note is non_interest bearing and payment is subject to availability of future cash flows from the Company's operations.

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

[15] Impairment of Long_Lived Assets

The Company had adopted Statement of Financial Accounting Standard ("SFAS") No.
121, Accounting for the Impairment of Long_Lived Assets and for Long_ Lived
Assets to be Disposed of.

As a result of the Company's continuing operating losses and the information obtained during research and the development of the Irvine Studio, the Company reviewed the carrying value of the assets at its CityWalk studio for impairment in the June 1995 quarter. Management determined that an impairment loss of approximately $722,000 should be recognized. This loss was determined as the excess of carrying value over fair value. Fair value was determined by reference to costs for similar assets for the Irvine Studio. As a result of the significant operating difficulties associated with the Traveling Studio, the Company reviewed the carrying value of the asset for impairment in the March
1996 quarter. Management determined that an impairment loss of $40,129 should be recognized to reduce the carrying value of the asset to its fair value of zero.
Fair value was determined to be zero as the asset was not able to be placed into production in its present form. Long term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ("SFAS") No. 121.
Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations.
Management also re_evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.
As of March 31, 1998, management expects these assets to be fully recoverable.

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

 EXHIBIT 16. LETTER OF FORMER INDEPENDENT ACCOUNTANT

U.S. Securities and Excahnge Commission Washington, D.C. 10549

The undersigned certifying accountants hereby acknowledge that they have reviewed the "Changes in and Disagreements on Accounting and Financial
Disclosures" as contianed in the form 10_K being filed by Out Takes, Inc., and that the undersigned concurs with the statements made therein by the Registrant concerning the change in the Registrant's independent accountant.

/s/MOORE STEPHENS, P.C.
Moore Stephens, P.C.
Certified Public Accountants
Cranford, New Jersey
March 1, 2000

