Form 10QSB
period 1999-06-30
OUT TAKES INC
filed 2000-03-13
CIK 889353

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


COMMISSION FILE NUMBER 0-21322
                       -------


                                 OUT TAKES, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          Delaware                                   95-4363944
----------------------------------            ----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification No.)
 incorporation or organization)


3811 Turtle Creek Blvd., Suite 350     Telephone 214-528-8200
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---
The number of shares of the registrant's common stock as of June 30, 1999:
35,000,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---
                              TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Income
(c)      Statement of Cashflows
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
Report on Form 8K was filed on May 4, 1998

SIGNATURES

FINANCIAL DATA SCHEDULE







[CAPTION]
OUT TAKES, INC.
BALANCE SHEET
AS OF JUNE 30, 1999 AND JUNE 30, 1998
(unaudited)


                                        1999              1998
Assets

Current Assets
Cash and cash equivalents               $119            $38,024
Accounts receivable                    4,358                -0-
Inventory                                -0-              6,149
Prepaid expenses                         -0-              6,443
Other current assets                     -0-             11,659

Total Current Assets                   4,477             62,275

Property, Plant and Equipment-net    232,762            150,252

Other Non-Current Assets
Goodwill                           4,252,314                -0-
Deposits and advances                 24,691             21,423

Total Assets                      $4,514,244           $233,950

Liabilities and Stockholders' Equity

Current Liabilities
Bank overdraft                       $10,612               $-0-
Accounts payable                       2,509            33,480
Accrued expenses                     224,614           109,192
Accrued interest                      11,610                -0-
Accrued interest-related parties     112,355            77,812
Provision for studio closure             -0-             9,332
Deferred income                        7,651                -0-
Short-term notes                     502,834                -0-
Due to related parties               877,087           766,814

Total Current Liabilities          1,749,272           996,630

Long-Term Debt
Notes payable                      4,000,000            48,000

Stockholders' Equity
Common stock, par value $0.01
per share, 35,000,000 shares
authorized; 20,788,122
shares issued of which 292,396
are in Treasury                      207,882           207,882
Preferred stock, par value $0.01 per
share, 5,000,00 shares authorized;
none issued                               -0-              -0-
Capital in excess of par           9,913,230        9,907,630
Retained earnings                (11,247,734)     (10,817,786)

                                  (1,126,622)        (702,274)

Treasury stock, at cost             (108,406)        (108,406)

Total Liabilities and
Stockholders' Equity              $4,514,244         $233,950

See accountants' compilation report.

[CAPTION]

OUT TAKES, INC.
CONSOLIDATED STATEMENT OF INCOME
AS OF JUNE 30, 1999 AND JUNE 30, 1998
(unaudited)


                                               1999                   1998

Revenues                                     $45,238                 $245,918

Cost of Revenues
Compensation and related benefits              7,500                   90,672
Depreciation and amortization1                 3,750                   36,996
Rent                                             -0-                   30,915
Other cost of revenues                         9,317                   59,655

Total Cost of Revenues                        20,567                  218,238

Gross Margin1                                 24,671                   27,680

General and Administrative Expenses
Compensation and related benefits              7,500                   19,729
Professional fees                             50,577                   34,703
Management fee-related party                     -0-                    2,200
Rent of offices                                2,448                   15,669
Profit on disposal of plant and equipment        -0-                  (20,000)
Depreciation and amortization                 27,141                   16,900
Other general and administrative              12,219                   14,919

                                              99,885                   84,120

Income (loss) from operations                (75,214)                 (56,440)

Other Income (Expense)
Interest income                                   -0-                      27
Interest expense-related parties             (23,430)                 (21,364)
Interest expense                              (7,529)                     -0-

                                             (30,959)                 (21,337)
Provision for income taxes                        -0-                     -0-

Net Income (Loss)                           ($106,173)               ($77,777)

Net Income (Loss) per share                    ($0.01)                 ($0.01)

Weighted average common
Shares outstanding                          20,495,726             20,495,726


[CAPTION]

OUT TAKES, INC.
CONSOLIDATED STATEMENT OF INCOME
AS OF JUNE 30, 1999 AND JUNE 30, 1998
(unaudited)

                                                                   Additional
                         Number of                                 Paid-In
                                                     Shares        Amount
 Capital

Balance, March 31, 1999                20,788,122   $ 207,882     $9,913,230

Net loss for the three
Months ended June 30
1999                                    _________     _______      _________

Balance June 30, 1999                  20,788,122   $ 207,882     $9,913,230





                         Accumulated               Treasury
                                                         Deficit   Stock
Total


Balance, March 31, 1999              $(11,131,561)  $(108,406)   $(1,118,855)

Net loss for the three
Months ended June 30
1999        (116,173)                    (116,173)

Balance June 30, 1999                $(11,247,734)  $(108,406)   $(1,235,028)


[CAPTION]



OUT TAKES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
AS OF JUNE 30, 1999 AND JUNE 30, 1998
(unaudited)


                                         1999                   1998
Cash Flows From
Operating Activities

Net Income (Loss)                       ($116,173)    ($77,777)

Noncash items included
 In net income (loss)
  Depreciation and amortization          40,891         53,896
  Profit on disposal of
   Plant and equipment                       -0-       (20,000)
  Management fee-related party               -0-         2,200
  Changes in:
   Accounts receivable(4,358)-0-
   Inventory-0-3,933
   Prepaid expenses                          -0-         5,511
   Deposits and advances                     -0-         5,625
   Other current assets                      -0-        (2,095)
   Bank overdraft                         10,612           -0-
   Accounts payable                        2,361         2,307
   Accrued expenses                        2,674       (21,674)
   Accrued interest                        9,545           -0-
   Accrued interest-related party         21,411        21,360
   Provision for studio closure            -0-         (22,546)
   Deferred income(22,953)-0-
   Compensation payable-related party     15,000        (1,347)

Net cash provided (used)
by operating activities                  (40,990)      (50,607)

Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                          (2,453)          -0-
  Disposal of property, plant
   and equipment                            -0-         20,000

Net cash provided (used)
by investing activities                  (2,453)        20,000

Cash Flows From
Financing Activities
Advances from related parties                -0-        45,587
Payments to related parties             (32,794)           -0-
Proceeds from short-term debt            75,000            -0-

Net cash provided (used)
By financing activities                   42,206        45,587

Net increase in cash and
  cash equivalents                        (1,237)       14,980

Cash and cash equivalents-
  beginning of period                     1,356         23,044

Cash and cash equivalents-
  end of period                             $119       $38,024

[CAPTION]

OUT TAKES, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 1999 AND JUNE 30, 1998
(unaudited)

[1] Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements are presented on an accrual basis. Revenues are recognized when merchandise is sold and expenses are recognized when incurred. Where applicable, the figures for the years ended March 31, 1999 and March 31, 1998 have been reclassified in order to facilitate comparison with the figures for the current year.

Plant and Equipment and Depreciation - Plant and equipment consists primarily of generators, computers, photography equipment and leasehold improvements, and are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5 years for all equipment and furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance, repairs and minor purchases are expensed as incurred.

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

Advertising   -  Advertising   costs  are  expensed  as  incurred.   Advertising
expenditure for the years ended March 31, 1998, 1997 $21,069, $28,552 respectively.

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

[B] Sublicense Agreement - Related Party

On March 1, 1995, the Company entered into a sublicense agreement with Photo Corporation of Australia Pty Limited ("PCA"), a subsidiary of Photo Corporation Group Pty. Ltd. ("PCG") (see note 5), that, subject to the prior approval of the Licensors, grants PCA a non-exclusive license to utilize the Licensed Articles on substantially the same terms as provided in the License Agreements. The sublicense also provides that PCA will pay the Company an amount equal to 120% of the royalties the Company pays to Licensors for such images. The Company has received consent from Morgan, Fox and Paramount and otherLicensors indicating their willingness to support utilization of the Licensed Articles in countries where PCA operates. As of March 31, 1998, the PCA sublicense agreement has not yet generated any royalties. [4] Plant and Equipment
                                                March 31, 1999    March 31, 1998
The components of plant and equipment are:

Photographic Equipment                         $           -      $     620,750
Computers and Software                                 1,300            660,348
Equipment and Furniture                                    -            301,316
Leasehold Improvements                                     -            609,494
Motor Vehicle                                          5,500             26,933
Generators                                           377,912            246,977
                                               -------------      -------------

Total - At Cost                                      384,712          2,465,818
Less: Accumulated Depreciation                        95,747          2,065,967
                                               -------------      -------------

Net                                            $     291,456            399,851
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



                                      1998           1997
                                        $              $
Net Income (Loss)
As reported                        (1,082,306)     (753,346)
Pro forma                          (1,089,056)     (753,346)

Earnings per Share
As reported                          (0.05)         (0.05)
Pro forma                            (0.05)         (0.05)



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

Future minimum lease payments under non-cancelable operating leases as of March 31, 1999 are shown in the table below.

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


PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of providing digital photography portraiture. The Company opened its first portrait studio on May 24, 1993 at the MCA/Universal CityWalk project in Los Angeles, California. The Company opened a second studio on December 9, 1995 at the Entertainment Center at Irvine Spectrum located in Irvine, California. The Company closed the Irvine Studio on April 22, 1998.

Results of Operations

Three months ended June 30, 1999 Compared to three months ended June 30, 1998

The net loss for the three months ended June 30, 1998 was $77,777, compared with $89,032 for the three months ended June 30, 1999. The primary reasons for the increase in the net loss was lack of revenues from the continuation of the photo studio operations at a loss due to increased competition and reduced MCA/Universal CityWalk traffic. The Company's lease formerly provided that it was the only such photo studio permitted to operate at CityWalk. Since the renewal of the lease, that provision has been eliminated and the landlord has allowed competing business to lease space at CityWalk.

The Company overall generated $245,918 in revenues in the three months ended June 30, 1998, compared to revenues of $45,328 in the fiscal year ended June 30, 1999. Management attributes this decline to the increase in competition and lack of foot traffic at Universal CityWalk.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital deficit of $1,378,788 as compared to a working capital deficit on June 30, 1998 of $702,274. The increase is primarily attributable to operating losses incurred. Funds have been provided by PCG during the year to enable the Company to meet the costs associated with its day to day operations and to fund the payments due to former officers of the Company.

Net cash used in operating activities was $40,990 for the three months ended June 30, 1999, compared to the utilization of $48,300 of cash for the same
period   last year.

The Company does not anticipate  that it will have any problems in meeting its
obligations  for  continuing  fixed  expenses,   materials  procurement  or
operating  labor.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K



SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Out-Takes, Inc.


   Dated: March 7, 2000        By:  /s/ James Harvey
                                        ---------------------------
                                          James Harvey, President
                               Secretary and Chief Finanal Officer





[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             JUN-30-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                 4,477
[PP&E]
                  0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 261,930
[CURRENT-LIABILITIES]                        1,749,124
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       207,882
[OTHER-SE]                                   (1,378,788)
[TOTAL-LIABILITY-AND-EQUITY]                    261,930
[SALES]                                          45,238
[TOTAL-REVENUES]                                 45,238
[CGS]                                            30,567
[TOTAL-COSTS]                                    30,567
[OTHER-EXPENSES]                                 72,744
[LOSS-PROVISION]                                (58,073)
[INTEREST-EXPENSE]                              (30,959)
[INCOME-PRETAX]                                 (89,032)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             (89,032)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    (89,032)
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.00)