Form 10QSB
period 1999-09-30
OUT TAKES INC
filed 2000-03-13
CIK 889353

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


COMMISSION FILE NUMBER 0-21322
                       -----------


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

The number of shares of the registrant's common stock as of September 30, 1999:
35,000,000 shares.


Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---



                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
         May 4, 1998
         September 14, 1998


SIGNATURES

FINANCIAL DATA SCHEDULE



[CAPTION]

OUT TAKES, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 1999
AND MARCH 31, 1999
(unaudited)

                                        September 30,        March 31,
                                             1999            1999
Assets

Current Assets
Cash and cash equivalents                   $-0-               $1,356
Accounts receivable                          -0-                  -0-
Inventory                                    -0-                  -0-
Prepaid expenses                             -0-                  -0-
Other current assets                         -0-             217,414

Total Current Assets                         -0-             218,770

Property, Plant and Equipment-net        220,736             248,965

Other Non-Current Assets
Goodwill                               4,225,173           4,279,455
Deposits and advances                     24,691              24,692

Total Assets                       $   4,470,600          $4,771,882

Liabilities and Stockholders' Equity

Current Liabilitie
Bank overdraft                           $   168                  -0-
Accounts payable                           6,352               4,600
Accrued expenses                         287,614                  -0-
Accrued interest                          14,414              94,008
Accrued interest-related parties         132,792                  -0-
Deferred income                              -0-              30,604
Short-term notes                         584,835             250,278
Due to related parties                   778,937             559,847

Total Current Liabilities              1,805,112             939,337

Long-Term Debt
Notes payable                          4,000,000           4,951,400

Stockholders' Equity
Common stock, par value $0.01 per share,
35,000,000 shares authorized; 20,788,122
shares issued of which 292,396 are in
Treasury                                 207,882              207,882
Preferred stock, par value $0.01 per
share, 5,000,00 shares authorized;
none issued                                  -0-                   -0-
Capital in excess of par               9,913,230            9,913,230
Retained earnings                    (11,347,218)         (11,131,561)

                                      (1,226,106)          (1,010,449)

Treasury stock, at cost                 (108,406)            (108,406)

Total Liabilities and
Stockholders' Equity                  $4,470,600           $4,771,882


[CAPTION]


OUT TAKES, INC.
CONSOLIDATED STATEMENT OF INCOME
AS OF SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(unaudited)


                                      1999          1998

Revenues                              $13,875     $239,985

Cost of Revenues
Compensation and related benefits       7,500       58,305
Depreciation and amortization          13,750        9,585
Rent                                      -0-       31,118
Other cost of revenues                    280      115,209

Total Cost of Revenues                 21,530      214,217

Gross Margin                          (7,655)       25,768

General and Administrative Expenses
Compensation and related benefits       7,500       28,724
Professional fees                       7,280       56,771
Management fee-related party              -0-        5,600
Rent of offices                         7,428       10,506
Profit on disposal of plant
and equipment                             -0-          -0-
Depreciation and amortization          27,141        6,525
Other general and administrative       19,239       26,802

                                       68,588      134,928

Income (loss) from operations         (76,243)    (109,160)

Other Income (Expense)
Interest income                           -0-           18
Interest expense-related parties     (21,142)      (12,695)
Interest expense                      (2,099)       (1,250)
Gain (loss)on sale of assets              -0-       (1,061)

                                     (23,241)      (14,988)
Provision for income taxes                -0-           -0-

Net Income (Loss)                   ($99,484)    ($124,148)

Net Income (Loss) per share           ($0.01)       ($0.01)

Weighted average common
Shares outstanding                20,495,726    20,495,726


[CAPTION]


OUT TAKES, INC.
CONSOLIDATED STATEMENT OF INCOME
AS OF SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(unaudited)
                                                                   Additional
                         Number of                                 Paid-In
                                                     Shares        Amount
 Capital

Balance, June 30, 1999                 20,788,122   $ 207,882     $9,913,230

Net loss for the three
Months ended September 30
1999                                    _________     _______      _________

Balance September 30, 1999             20,788,122   $ 207,882     $9,913,230


                              Accumulated      Treasury
                                                    Deficit   Stock      Total



Balance, June 30, 1999          $(11,247,734)  $(108,406)   $(1,235,028)

Net loss for the three
Months ended September 30,
1999                           (99,484)     ______         (99,484)

Balance September 30, 1999      $(11,347,218)  $(108,406)   $(1,334,512)







[CAPTION]

OUT TAKES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
AS OF SEPTEMBER 30, 1999 AND 1998
(unaudited)

                                      1999        1998
Cash Flows From
Operating Activities

Net Income (Loss)                  ($215,657)($194,615)
Noncash items included
 In net income (loss)
  Depreciation and amortization        81,782    91,159
  Profit on disposal of
   Plant and equipment                    -0-   (18,939)
  Management fee-related party            -0-     7,800
  Changes in:
   Accounts receivable                    -0-  (12,717)
   Inventory                              -0-     3,496
   Prepaid expenses                       -0-     7,516
   Deposits and advances                  -0-     (375)
   Other current assets                   -0-     (615)
   Accounts payable                     6,205    82,102
   Accrued expenses                     2,674 (102,160)
   Accrued interest                     2,608    36,556
   Accrued interest-related party      51,589       -0-
   Provision for studio closure           -0-  (31,878)
   Deferred income                   (30,604)       -0-
   Royalties payable                      -0-     4,913
   Compensation payable-related party  30,000       -0-

Net cash provided (used)
by operating activities              (71,403) (127,757)

Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                          729   (3,177)
  Disposal of property, plant
   and equipment                          -0-    25,225

Net cash provided (used)
by investing activities                   729    22,048

Cash Flows From
Financing Activities
Advances from related parties       (351,614)       -0-
Capital contributions                     -0-    46,921
Distributions paid                        -0-   (9,887)
Payments to related parties           216,614    39,527
Proceeds from short-term debt             -0-    25,000
Proceeds from long-term debt          205,000       -0-

Net cash provided (used)
By financing activities                70,000   101,561

Net increase in cash and
  cash equivalents                      (674)   (4,148)
Cash and cash equivalents-
  beginning of period                     506    23,044
Cash and cash equivalents-
  end of period                        $(168)   $18,896


[CAPTION]
OUT-TAKES INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

Amortization of Goodwill

Cost of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition are recorded as goodwill and amortized over 40 years on a straight-line basis.

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


PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

Results of Operations

Overview

Out-Takes, Inc., a corporation incorporated in Delaware on March 18, 1992 ("the Company"), up until October 26, 1998, was engaged in the sale of photographic
portraits of children, adults  and  family  groups.   Until October 26, 1998,
the  Company   operated  a retail photo studio,  called  Out-Takes(R), which opened on May 24, 1993 and is located in MCA/ Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company had a
second  studio,   which  commenced  operations  on  December  1,  1995,  at  the
Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). As a result of management's continuing review of the poor performance of the Irvine Studio, management decided to close the Irvine Studio. The Irvine Studio ceased operations on April 22, 1998. The CityWalk studio employs proprietary hardware and software developed by, or specifically for, the Company which includes digital imaging technology and automated motion control equipment to position the studio camera and set subject lighting to the proper levels for each scene (collectively, the "Proprietary System"). Using the Proprietary System, the Company is able to place pictures it takes of its clients "into" still photographs prepared in advance from movie scenes and other backgrounds licensed by the Company.

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

The Company continues to operate at a net loss. Management believes that the leasing of its photography studio assets, which enabled it to cut down on payroll and lease expenses, and the acquisition of Los Alamos Energy, which generates revenues of approximately $20,000 per month from electrical power sales will have a positive impact on the Company's operating results as no further losses will be incurred by the photo studio operations. Studio. Therefore, management expects to see that net losses will be discontinued in the first quarter of the current fiscal year. The Company's short term objectives are to increase the capacity of the Los Alamos power plant to 4mW, which will improve the revenues from the power plant operations. However, this takes $1.2 to 1.5 million in equity capital to purchase new equipment. There can be no assurance that the Company will succeed in raising this equity capital.

Results of Operations

Period ended September 30, 1999 Compared to September 30, 1998

The net loss for the period ended September 30, 1999 was $99,484 compared with $134,928 for the period ended September 30, 1998. The primary reasons for the decrease in the net loss were the elimination of expenses of the photo studio.

The Company overall generated  $13,875 in revenues in the period ended September
30, 1999,   compared to revenues  of  $239,985  in the fiscal year ended March
31, 1999.  Management   attributes  this  decline to the change in business
focus.

Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital deficit of $1,805,112 as compared to a working capital deficit on September 30, 1999 of $720,567. The increase of $1,084,545 is primarily attributable to the restructuring of the Company's asset base with the change from photography studio to the power generation business.

Net cash used in operating activities was $71,403 for the six months ended September 30, 1999, compared to the utilization of $127,757 of cash for the same period last year.

The Company does not anticipate  that it will have any problems in meeting its
obligations  for  continuing  fixed  expenses,   materials  procurement  or
operating  labor.

Other Matters

The Company's securities are quoted on the OTC-Bulletin Board under the trading symbol OUTTE. The NASD has recently added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the NASD OTC Bulletin Board's eligibility list. In order to remain quoted on the NASD Bulletin Board, the Company must comply with all of the reporting requirements of the Securities and Exchange Act of 1933 by the eighth day of March, 2000. If the Company fails to do this, it will no longer be quoted on the NASD OTC Bulletin Board. There can be no assurance that the Company will continue to be quoted on the NASD OTC Bulletin Board.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K

      Current Report on Form 8-K dated April 27, 1998
      Current Report on Form 8-K dated May 13, 1998
      Current Report on Form 8-K dated October 28, 1998

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

Out-Takes, Inc.


   Dated: March 7, 2000        By:  /s/ James Harvey
                                        ---------------------------
                                          James Harvey, President
                               Secretary and Chief Finanal Officer





[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             MAR-31-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]
                    0
[PP&E]
                  0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               4,470,600
[CURRENT-LIABILITIES]                        1,805,112
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       207,882
[OTHER-SE]                                   (1,226,106)
[TOTAL-LIABILITY-AND-EQUITY]                  4,470,600
[SALES]                                          13,875
[TOTAL-REVENUES]                                 13,875
[CGS]                                            21,530
[TOTAL-COSTS]                                    21,530
[OTHER-EXPENSES]                                 68,588
[LOSS-PROVISION]                                (76,243)
[INTEREST-EXPENSE]                              ( 2,099)
[INCOME-PRETAX]                                 (99,484)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             (99,484)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    (99,484)
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.00)