Form 10-Q
period 1999-12-31
OUT TAKES INC
filed 2000-04-06
CIK 889353

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1999

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

The number of shares of the registrant's common stock as of December 31, 1999: 20,788,122 shares.


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

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K May 4, 1998 September 14, 1998

SIGNATURES

FINANCIAL DATA SCHEDULE


[CAPTION]
OUT TAKES, INC.
BALANCE SHEET
AS OF DECEMBER 31, 1999 AND MARCH 31, 1999
(unaudited)

                                            December 31,       March 31,
                                              1999               1999
Assets
Current Assets
Cash and cash equivalents                  $     59       $    1,356
Accounts receivable                          19,076
Other current assets                             -0-         217,414

Total Current Assets                         19,135          218,770
                                             -------         -------

Property, Plant and Equipment-net            219,987         248,965

Other Non-Current Assets
Goodwill                                   4,198,032       4,279,455
Deposits and advances                         24,691          24,692

Total Assets                              $4,461,845      $4,771,882

Liabilities and Stockholders' Equity

Current Liabilities
Bank overdraft                            $   24,358      $      -0-
Accounts payable                              14,312          4,600
Accrued expenses                               6,300             -0-
Compensation payable-related parties         238,710        202,341
Accrued interest19,19093,008
Accrued interest-related parties             153,655             -0-
Deferred income                                   -0-        30,604
Short-term notes                             632,835        250,278
Due to related parties                       773,845        357,506

Total Current Liabilities                  1,863,205        938,337

Long-Term Debt
Notes payable                              4,000,000        951,400

Stockholders' Equity
Common stock, par value $0.01 per share,
35,000,000 shares authorized;             20,788,122     20,788,122
shares issued of which 292,396 are in
Treasury                                     207,882        207,882
Preferred stock, par value $0.01 per
share, 5,000,00 shares authorized;
none issued                                       -0-            -0-
Capital in excess of par                   9,913,230     14,256,014
Accumulated deficit                      (11,414,066)   (11,473,345)

                                          (1,292,954)     2,990,551

Treasury stock, at cost                     (108,406)      (108,406)

Total Liabilities and
Stockholders' Equity                       $4,461,845    $4,771,882

[CAPTION]
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                      1999            1998

Revenues                                            $54,270         $101,517

Cost of Revenues
Compensation and related benefits                     7,500           18,600
Depreciation and amortization                        13,750           33,802
Rent-0--0-
Lease operating expense                              23,177           11,498

Total Cost of Goods Sold                             44,427           63,900

Gross Margin                                          9,843           37,617


General and Administrative Expenses
Compensation and related benefits                     7,500           22,482
Professional fees                                     3,422           24,729
Management fee-related party                             -0-              -0-
Rent of offices                                       3,494            8,500
Profit on disposal of plant and equipment                -0-              -0-
Depreciation and amortization                        27,141           11,777
Other general and administrative                      9,496           22,033

                                                     51,053           89,521

Income (loss) from operations                       (41,210)         (51,904)

Other Income (Expense)
Interest income                                          -0-              -0-
Interest expense                                     (6,293)            (235)
Interest expense-related parties                    (19,345)              -0-
Gain on sale of assets                                   -0-              -0-

                                                    (25,638)            (235)
Provision for income taxes                               -0-              -0-

Net Income (Loss)                                  ($66,848)         (52,139)

Net Income (Loss) per share                          ($0.01)          ($0.01)

Weighted average common
Shares outstanding                               20,495,726       20,788,122

[CAPTION]
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                       1999            1998

Revenues                                           $ 113,383        $ 632,436

Cost of Revenues
Compensation and related benefits                     22,500          197,577
Depreciation and amortization                         41,250          101,406
Rent-0-62,033
Lease operating expense                                   -0-          46,330
Other cost of revenues                                32,774          124,773

Total Cost of Revenues                                96,524          532,119

Gross Margin                                          16,859          100,317

General and Administrative Expenses
Compensation and related benefits                     22,500           55,935
Professional fees                                     61,279          126,377
Management fee-related party                              -0-           7,800
Rent of offices                                       13,370           36,375
Depreciation and amortization                         81,423           35,332
Other general and administrative                      40,954           66,259

                                                     219,526          328,078

Income (loss) from operations                       (202,667)        (227,761)

Other Income (Expense)
Interest income                                          -0-               45
Interest expense                                      (6,293)          (3,118)
Interest expense   related parties                   (73,545)         (34,059)
Gain (loss) on sale of assets                            -0-           18,939
Taxes                                                    -0-             (800)

                                                    (79,838)          (18,993)
Provision for income taxes                               -0-               -0-

Net Income (Loss)                                 ($282,505)        ($246,754)
                                                   ========          ========
Net Income (Loss) per share                          ($0.01)           ($0.01)
                                                   ========          ========
Weighted average common
Shares outstanding                               20,495,726        20,495,726

[CAPTION]
OUT-TAKES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                   Additional
                                        Number of                  Paid-In
                                         Shares       Amount       Capital

Balance, March 31, 1999                20,788,122   $ 207,882     $9,913,230

Net loss for the three
Months ended December 31,
1999                                    _________     _______      _________

Balance December 31, 1999              20,788,122   $ 207,882     $9,913,230
                                       ==========   =========     ==========


                                       Accumulated     Treasury
                                       Deficit         Stock          Total



Balance, March 31, 1999              $(11,131,561)    $(108,406)   $(1,118,855)

Net loss for the three
Months ended December 31,

1999       (                              282,505)      ______        (282,505)


Balance December 31, 1999            $(11,414,066)    $(108,406)   $(1,401,360)
                                       ==========       =======      =========

[CAPTION]
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                   1999            1998
Cash Flows From
Operating Activities
Net Income (Loss)                               ($282,505)      ($246,754)
Noncash items included
 In net income (loss)
  Depreciation and amortization                   218,420         136,738
  Profit on disposal of
   Plant and equipment                                -0-         (18,939)

  Management fee-related party                        -0-           7,800
  Changes in:
   Accounts receivable                           (19,076)           4,931
   Inventory                                          -0-          10,082
   Prepaid expenses                                   -0-          10,315
   Deposits and advances                              -0-            (375)
   Other current assets                               -0-           2,844
   Accounts payable                                5,928           31,375
   Accrued payroll                                    -0-         (22,047)
   Accrued expenses                              (51,269)         (43,052)
   Accrued interest                               19,190            2,500
   Accrued interest-related party                 58,147           34,056
   Provision for studio closure                       -0-         (31,878)
   Royalties payable                                  -0-           4,913
   Joint venture payable                              -0-         (11,744)
   Compensation payable                               -0-          (1,347)
   Compensation payable-related party             36,369           52,618
Net cash provided (used)
by operating activities                          (14,796)         (77,964)

Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                                 (12,271)          (10,019)
  Disposal of property, plant
   and equipment                                      -0-           19,078
Net cash provided (used)
by investing activities                          (12,271)            9,059

Cash Flows From
Financing Activities
Advances from related parties                     11,746                -0-
Capital contributions                                 -0-            7,563
Payments to related parties                     (191,140)               -0-
Proceeds from short-term debt                    205,001            25,000
Proceeds from long-term debt                     (23,345)               -0-

Net cash provided (used)
By financing activities                            2,262            32,563

Net increase in cash and
  cash equivalents                               (24,805)          (36,342)
Cash and cash equivalents-
  beginning of period                                506            23,044
Cash and cash equivalents-
  end of year                                   ($24,299)         ($13,298)
                                                 =======           =======

[CAPTION]
OUT-TAKES INC.
Consolidated Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation   The accompanying financial statements include the
accounts of Out-Takes, Inc. and its subsidiary, Los Alamos Energy, LLC. All significant inter-company accounts and transactions have been eliminated. These financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-X and Form 10-Q and therefore, do no include all information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three-month periods ended December 31, 1999 and 1998 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These notes to financial statements should be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended March 31, 1999.

Nature of Business Los Alamos Energy, LLC is a limited liability company whose Articles of Organization and agreement were filed with the State of California on July 25, 1996. The Company's principal business activity is the collection and distribution of waste natural gas in the State of California, and the conversion of such natural gas into electricity, which is then sold to retail providers of consumer electricity. The liability of the members is limited to the member's enforceable obligations to make capital contributions and the member's obligation to return any prohibited or illegal distributions.

Plant and Equipment and Depreciation - Plant and equipment as of December 31, 1999 consists primarily of generators, computers, furniture and fixtures, and they are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years for all equipment and furniture.

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

Cash and cash equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 1999.

Risk concentrations - All of the revenue of Out-Takes, Inc. is generated from the leasing of photographic equipment to one customer and the sale of electricity to Pacific Gas and Electric Company and Texaco.

Amortization of Goodwill - Cost of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition are recorded as goodwill and amortized over 40 years on a straight-line basis.

Loss per share - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended March 31, 1998 has been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share in the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.
The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Deferred Taxes - There are no material differences between the accounting methods used for financial and tax purposes. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements.

Note 2 - Plant and Equipment

The components of plant and equipment are:

                                             December 31,         March 31,
                                                 1999               1999


Computers and Software                                 1,300              1,300

Equipment and Furniture                              337,912            337,912
Leasehold Improvements                                     -
 -

Motor Vehicle                                          5,500              5,500
                                               -------------
-------------

Total - At Cost                                      344,712            344,712

Less: Accumulated Depreciation                       124,725             95,747

                                               -------------      -------------

Net                                            $     219,987      $     248,965

                                               =============      =============

Depreciation is provided over the estimated useful asset lives using the straight-line method over five to seven years for all equipment and furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Expenditures for major improvements that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Note 3   Notes Payable

This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of December 31, 1999 is $48,000.

Note Payable   Radovich

This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended to December 31, 1999 without interest. The payable amount as of December 31, 1999 is $30,556.

Note Payable   De Simone

This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty (60) days, 10% per annum simple interest. The notes maturity date has been extended to December 31, 1999 with interest. Payable amount as of December 31, 1999 is $24,000.

Note Payable   Reeves
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The note's maturity date has been extended to December

31, 1999 with interest.  The payable amount as of December 31, 1999 is $25,000.

Note Payable   Boyd

This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date has been extended to December 31, 1999 with interest. The payable amount as of December 31, 1999 is $45,000.

Note Payable   Atlas Engineering

This is an unsecured promissory note dated march 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of December 31, 1999 is $15,000.

Note Payable - Coastal Resources Corp.

This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The payable amount as of December 31, 1999 is $195,000.

Note Payable   Los Alamos Energy, LLC Equity Holders

This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of December 31, 1999, this conversion and reverse stock split has not been completed. The payable amount as of December 31, 1999 is $4,000,000.

Note Payable   Joint Venture Working Interest

These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity.
Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of December 31, 1999, this conversion or repayment has not been completed. The payable amount as of December 31, 1999 is $250,279.

Note 4   Due to Related Party

The amount due to related party of $773,845 is unsecured and payable upon demand. Interest expense is charged at a rate of 10% per annum and for the nine months ended December 31, 1999, was $73,545. As of December 31, 1999, interest of $153,655 was accrued.

Note 5   Commitments and Contingencies

The Company has an extended 12 month operating lease agreement for an office facility.

Future minimum lease obligations as of March 31, 1999 are:

         Year ended March 31
         -------------------
              2000                                 $  10,200
                                                    --------
              Total                                $  10,200
                                                   =========

In the nine months to December 31, 1999, total rent expense under this lease was $7,650.

The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposure and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the company's business requires routine day-to-day compliance with environmental laws and costs for the years ended March 31, 1999 and 1998.

Joint Venture Working Interest Los Alamos, Energy, LLC (LAE) participates in certain agreements with respect to the generation of electricity from waste natural gas whereby its managing member also acts as the operator of the electrical power plant's development and production activities. As its managing member and operator, LAE is contingently liable for the activities of this venture


Note 6 - Income Taxes

As of March 31, 1999, the Company has a net operating loss (NOL) carry forward of approximately $11,411,016. The net operating loss carry forwards expire between 2007 and 2015. No deferred tax asset has been recorded for these losses as a valuation allowance has been recorded for the portion of the NOL that is not expected to be realized.

Note 7 - New Authoritative Pronouncements

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

Note 8 - Going Concern

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

Note 9 - Impairment of Long-Lived Assets


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

Results of Operations

Overview


Out-Takes, Inc., ("the company") was incorporated in Delaware on March 18, 1992 Up until October 26, 1998, the company was engaged in the sale of photographic portraits of children, adults and family groups. Until October
26, 1998, the Company operated a retail photo studio, called Out-Takes(R), which opened on May 24, 1993 and is located in MCA/ Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company had a second studio, which commenced operations on December 1, 1995, at the Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). As a result of management's continuing review of the poor performance of the Irvine Studio, management decided to close the Irvine Studio. The Irvine Studio ceased operations on April 22, 1998.

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

On August 31, 1998, the Company entered into a Share Purchase Agreement (the "Acquisition Agreement") whereby the Company acquired (the "Acquisition") all of the issued and outstanding equity interests in Los Alamos Energy, LLC, a California limited liability company ("LAE"). The purchase price to be paid for the equity interests of LAE is Four Million Dollars ($4,000,000), which was paid by Promissory Notes (the "Notes") to the holders of LAE equity (the "Equity Holders") calling for interest on all outstanding amounts to accrue at the rate of ten percent (10%) per annum. Payments of principal and accrued interest under the Notes shall be made monthly in arrears up to the maturity date, which is the fifth anniversary of the Notes. The Notes may be prepaid at any time without premium or penalty.The Acquisition Agreement provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred (100) shares issued and outstanding as of such date. LAE contemplates that a significant number of persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company. Presently, management of LAE anticipates that, prior to the conversion of the Notes and after giving effect to the contemplated reverse stock split, the Company will issue approximately three million (3,000,000) additional shares of common stock, and that subsequent to completing the conversion, the Equity Holders and Interest Holders will own, in the aggregate, approximately two million eight hundred eighty thousand (2,880,000) shares of the Company's common stock, representing ninety percent (90%) of the total amount of common stock estimated to be issued and outstanding as of the date such conversion rights are exercised.

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

Results of Operations

Period ended December 31, 1999 compared with March 31, 1999

The net loss for the period ended December 31, 1999, was $66,848 compared with $52,139 for the period ended March 31, 1999.

The Company overall generated $54,270 in revenues in the period ended December 31, 1999, compared to revenues of $101,517 in the fiscal year ended March 31, 1999. Management attributes this decline to the change in business focus.

Liquidity and Capital Resources

At December 31, 1999, the Company had a working capital deficit of $1,844,070 as compared to a working capital deficit on March 31, 1999 of $719,567. The company attributes this change to the sale of its photo studio business.

Net cash used in operating activities was $14,796 for the period ended December 31, 1999, compared to the utilization of $77,964 of cash for the same period last year.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

Other Matters

The Company is in the process of obtaining a quotation of its securities on the National Quotation Bureau's "pink sheets." Last month, it's quotation was dropped on the OTC-Bulletin Board, where it traded under the trading symbol OUTTE.

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

Out-Takes, Inc.


   Dated: April 4, 2000                 By:     James Harvey
                                          ---------------------------
                                          James Harvey, President

                                          Secretary and Chief Financial Officer

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             MAR-31-1999
[PERIOD-END]                               DEC-30-1999
[CASH]                                              59
[SECURITIES]                                         0
[RECEIVABLES]                                    19076
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]
                      19135
[PP&E]
                   219987
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 4461845
[CURRENT-LIABILITIES]                            24358
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        207882
[OTHER-SE]                                     9913230
[TOTAL-LIABILITY-AND-EQUITY]                   4461845
[SALES]                                          54270
[TOTAL-REVENUES]                                 54270
[CGS]                                            44427
[TOTAL-COSTS]                                    44427
[OTHER-EXPENSES]                                 51053
[LOSS-PROVISION]                                (41210)
[INTEREST-EXPENSE]                              (19345)
[INCOME-PRETAX]                                 (66848)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             (66848)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    (66848)
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.01)