Form 10-K/A
period 1999-03-31
OUT TAKES INC
filed 2000-04-25
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[_x_]X|     AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1999
                                       OR
    [__]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            for the transition period from ____________to___________

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

                                      None

             Securities registered under Section 12(g) of the Act:
                          Common Stock, $.001 par value

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


Transitional Small Business Disclosure Format (Check One):  Yes           No
 X



------------------------------------------------------------------------------
                               OUT-TAKES, INC.

         FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                         Page
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       4

  ITEM 3.   LEGAL PROCEEDINGS                                             11

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                                   12

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       12

  ITEM 6.   SELECTED FINANCIAL DATA                                       13

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     13

  ITEM 8.   FINANCIAL STATEMENTS                                          21

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                           38

PART III                                                                  38

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                  38

  ITEM 11.  EXECUTIVE COMPENSATION                                        39

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                         39

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                39

PART IV                                                                   40

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                              40


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

THE MARKET

The power industry represents the third largest industry in the United States, with an estimated end-user market of over $250 billion of electricity sales in 1998 produced by an aggregate base of power generation facilities with a capacity of approximately 750,000 megawatts. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted at both the state and federal level to increase competition in the domestic power generation industry.
Management believes that this increase in competition will benefit rather than harm the Company, because the Company will be free to sell its power to any customer, rather than to just PG&E, who is now obligated to buy all the power the Company can produce. Management expects that with the advent of deregulation, prices for power will increase over and above what it the Company is being paid
by PG&E.   The power generation industry historically has been largely characterized by electric utility monopolies producing electricity from old, inefficient, high-cost generating facilities selling to a captive customer base.

Industry trends and regulatory initiatives have transformed the existing market into a more competitive market where end users purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public
utilities and others.   There is a significant need for additional power
generating capacity throughout the United States, both to satisfy increasing demand, as well as to replace old and inefficient generating facilities. Due to environmental and economic considerations, management believes this new capacity will be provided predominantly by gas-fired facilities. Management believes that these market trends will create substantial opportunities for efficient, low-cost power producers that can produce and sell energy to customers at competitive rates.


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

FEDERAL ENERGY REGULATION

As described below, the exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Company and its competitors. The project that the Company currently owns meet the requirements under PURPA to be a Qualifying Facilities and will be maintained on that basis. Additionally, management expects regulatory impositions on power marketing operations to be minimal under existing regulatory standards.

PURPA


The enactment of the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and the adoption of regulations thereunder by the Federal Energy

Regulatory Commission ("FERC") provided incentives for the development of small power facilities (those having a capacity of less than 80 megawatts.) A domestic electricity generating project must be a Qualifying Facility ("QF") under FERC regulations in order to take advantage of certain rate and
regulatory incentives provided by PURPA>   PURPA exempts QF's from most
provisions of the Federal Power Act ("FPA") and, except under certain limited circumstances, state laws concerning rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of thermal energy (such as steam) which is used for a purpose other than power generation, (ii) meet certain energy operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled or more than 50% owned by an electric utility or electric utility holding company, or any combination thereof.


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

The NASD has added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the NASD OTC Bulletin Board's eligibility list. In order to remain quoted on the NASD Bulletin Board, the Company had to have complied with all of the reporting requirements of the Securities and Exchange Act of 1933 by the eighth day of March 2000. The Company failed to comply on time and its quotation was deleted from the Bulletin Board. The Company's stock is now quoted on the National Quotation Bureau's pink sheets, under the symbol, "OUTT." The Company's market maker has applied for the company's securities to again be quoted on the Bulletin
Board, but there can be no assurance that the Company's securities will be quoted on the Bulletin Board.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by Nasdaq Trading, Market Services Inc., and Freerealtime.com.


                  Fiscal 1997          Fiscal 1998           Fiscal 1999
                 High      Low          High      Low         High    Low

First Quarter   27/100   22/100      10/100     7/1005/641/32 1/16    1/32
Second Quarter  25/100   10/100     7.5/100     7/1001/161/32 1/16    1/32
Third Quarter   6.5/100   6/100       7/100     4/1003/321/32 1/32    1/12
Fourth Quarter   9/100    4/100  3.125/100   1.5/1009/647/100 5/64    1/32

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


                            1999          1998          1997          1996
       1995
Income Statement Data

Revenue from operations    637,450    $1,187,638     $2,014,788
$1,580,712    $1,274,836


Gross Income (Loss)       (541,246)       88,858       (635,416)       (44,276)

Net Loss                  (403,774)   (1,082,306)      (753,346)
(1,576,484)   (1,309,459)

Net loss per share          (0.019)           ($0.05)        ($0.05)
($0.16)       ($0.24)


Balance Sheet Data


Total Assets               312,503      $285,840      $1,011,463
$1,409,752     $1,862,279

Total Liabilities        1,667,725     1,020,943         698,710
1,383,653        769,696

Stockholders' Equity
 (Deficit)              (1,355,672)     (735,103)        312,753
26,099      1,092,583

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
                 ========= ==========  =======   ==========  ========== ======

The Company overall generated $1,187,638 in revenues in the fiscal year ended March 31, 1998, compared to revenues of $2,014,788 in the fiscal year ended March 31, 1997. CityWalk Studio revenues decreased by $582,341 to$909,683, a decrease of 39.0%. Management attributes this decline to a number of factors including the opening of additional digital photographic concessions within the theme park adjacent to the CityWalk Studio in the spring of 1997. The Company's lease contains a restriction that prevents the sale of computer generated photographs by any other store within CityWalk during the Company's initial lease term (the initial lease term expired May 31, 1998). The Company renewed the lease for a further seven years however the new lease did not contain the same restrictive covenant. This restriction has afforded the Company limited protection from competition, however the restriction does not apply to photographic products offered within the theme park. The opening of additional digital photographic concessions within the theme park has increased the number of photographic opportunities available to visitors to the area and has diluted the CityWalk Studio's share of the market. Management also believes that the Studio's performance was directly affected by the level of foot traffic through thetheme park, resulting in a flow on effect into the Studio. In May 1996, anew "ride" opened in the theme park, that management believes attracted an increased number of both new and repeat visitors to the area.
Management perceives that the absence of a significant new attraction during the year to March 31, 1998, has resulted in a decline in the level of foot traffic through the Studio. Also, in the first part of calendar 1996, a travel show broadcast on national television in Japan, included an episode on "Hollywood" featuring the CityWalk Studio. Throughout the nine months ended December 31, 1996, an unusually high number of Japanese tourists, who had seen the segment on television in Japan, visited the CityWalk Studio. There was no similar national television broadcast in 1997.

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
                                                           (Opened     (Not
                                                           12/9/95)
Operational)

Revenues           $1,492,024  $508,192   $14,572   $1,422,845   $157,867
$    -
                   ---------- ----------  -------   ----------   --------
------

Cost of Revenues:
  Compensation  &
    Related
    Benefits          429,764    277,501    5,674      439,350    108,787
     -
  Depreciation &
    Amortization      137,855    220,975      293      189,781     59,468
     -
  Loss on
   impairment of
   Long-Lived
   Assets                   -          -        -        2,000        -
 40,129
  Pre-opening
   Costs                   -           -        -           -      67,007
   -
  Rent                192,432    100,500     7,925     183,421    27,218
   -
  Other               318,536    227,188     7,287     309,175    69,792
   -
                   ----------  ---------    ------    --------   -------
------

  Total             1,078,587    826,164    21,179   1,843,727   332,272
40,129
                    ---------  ---------    ------   ---------   -------
------

Gross Income
 (Loss)            $  413,437  ($317,972) ($6,607)  ($420,882) ($174,405)
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

Liquidity and Capital Resources


At March 31, 1998, the Company had a working capital deficit of $(1,505,743) as compared to a working capital deficit on March 31, 1999 of $(719,567. The decrease is primarily attributable to the change of business of the company from operation of photo studio to the generation of electrical energy.

Net cash used in operating activities was $(604,492) for the fiscal year ended on March 31, 1998, compared to the utilization of $(346,687)of cash for the same period last year.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

Other Matters

The Company's securities are quoted on the National Quotation Bureau's pink sheets under the trading symbol, "OUTT." Its securities were, until March 7, 2000, quoted on the NASD OTC-Bulletin Board under the trading symbol OUTT. During the last 30 days of their quotation in the Bulletin Board, the NASD has added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the Bulletin Board's eligibility list. On March 7, 2000, the quotation was deleted because the Company did not Company must comply with all of the reporting requirements of the Securities and Exchange Act of 1933 by the seventh day of March, 2000. The Company's market maker has applied under Rule 15c-211 for the Company's securities to again be quoted on the Bulletin Board, but there can be no assurance that the Company's securities will be quoted on the Bulletin Board.

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

                                          ===========    ==========  ==========


[CAPTION]
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
                                Common Stock      Capital
                                Number of           in Excess of
Accumulated     Treasury   Deferred
                                Shares     Amount   Par Value     Deficit
     Stock      Compensation    Total
                                ------     ------   ---------     -------
     -----      ------------    -----

Balance - March 31, 1996     11,168,122  $111,682  $ 9,071,180  ($
8,904,357)    ($108,406)  ($144,000)      26,099

Cash Proceeds from
 Issuance of Stock           650,000     6,500     123,500             -
    -         -     130,000

Stock Issued upon
 Conversion of Debt        8,970,000    89,700     820,300             -
    -         -     910,000

Capital Contribution                                 1,000
 1,000
Net Loss for the year
  ended March 31, 1997              -        -          -       (911,804)
    -         -   (911,804)
                          ----------  -------- -----------  ------------
--------  --------  ----------

Balance - March 31, 1997  20,788,122   207,882  10,015,980  (  9,816,161)
(108,406)( 144,000)   155,295

Management fee -
  Related Party                    -         -      31,200             -
    -         -     31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             -         -    (144,000)            -
    -   144,000          -

Options issuance cost              -         -       3,250             -
    -         -      3,250

Net Loss for the year
  ended March 31,1998              -         -           -    (1,276,000)
    -         -  (1,276,000)
                          ----------  -------- -----------  ------------
--------  --------  ----------
Balance -  March 31, 1998 20,788,122   207,882   9,905,430
(10,740,009)(108,406)         -  (1,086,255)

Capital adjustment                                   7,800
7,800

Net loss for the year
  Ended March 31, 1999                                       (   318,855)
                   (318,855)
                         -----------  --------  ----------   ------------
--------  --------  ----------
Balance, March 31, 1999   20,788,122  $207,882 $9,914,230
$(11,411,016)$(108,406) $      - $(1,397,310)
                         ===========  ======== ===========  ============
=========  ========  ==========











[CAPTION]
CONSOLIDATED STATEMENT OF
CASH FLOWS


                                                   Years ended March 31,
                                                      1999       1998     1997
Operating Activities:



  Net Loss                                      $(318,855) $(1,276,000)
$(911,804)

  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                 53,256      540,185
466,369
     Loss on Impairment of Long-Lived Assets            -            -
762,129
     Loss on closure of Irvine Studio                          154,157
 -
     Loss on Disposal of Plant and Equipment            -          504
 997
     Compensation fee   related party              80887       110,062
 -
     Options issuance cost                                       3,250
 -
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Due from Related Party                      (120,854)       3,847
     Deposits                                     (25,504)      11,330
(22,814)
     Inventory                                     10,082       12,797
13,719
     Due from Officers                                  -            -
8,565
     Prepaid Expenses                              11,954        6,671)
(7,757)
     Other Current Assets                           9,564             -
 -
   Increase (Decrease) in:
     Accounts Payable                            (162,039)    (127,413)
(248,769)
     Notes payable                                      -            -
(15,036)
     Interest payable                              35,556       48,581
(22,104)
     Provision for Studio Closure                 (31,878)      31,878
 -
     Prepaid asset lease                           30,604            -
 -
     Compensation payable-Related Party            79,540     (119,990)
252,337
                                               ----------   ----------
-----------
  Net Cash Used in Operating Activities        (  346,687)  (  604,492) (
448,916)
                                               ----------   ----------
-----------
Investing Activities:
  Purchases of Property, Plant and
    Equipment                                  (   33,522)  (  218,893) (
165,362)
  Proceeds on Disposal of Plant and Equipment                      100
2,242
                                               ----------   ----------
-----------
Net Cash Used in Investing Activities          (   33,522)  (  218,883) (
163,120)
                                               ----------   ----------
-----------

Financing Activities:
  Proceeds from the Issuance of Stock                   -      130,000
  Advances from Related Party                     272,887      703,783
260,000
  Capital                                           7,800        1,000

  Convertible notes                                74,000       65,834
240,000
                                                 --------   ----------
----------
  Net Cash Provided by Financing Activities       354,727      769,617
631,000
                                                ---------   ----------
----------
Net Increase (Decrease)in Cash and Cash
 Equivalents                                     ( 25,522)    ( 57,758)
18,964

Cash and Cash Equivalents - Beginning of
  Years                                            26,878       80,636
61,672
                                                ---------    ---------
---------
Cash and Cash Equivalents - End of Years        $   1,356    $  26,878
$80,636
                                                =========    =========
=========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The former accountant, Moore Stephens, P.C., did not resign or decline to stand for reelection. It was dismissed by the Company in February, 2000. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principle or practice, financial statements disclosure or auditing scope or procedure. The former accountant has indicated his agreement with the statements made by the Company regarding the change in the Company's independent accountant. The Company has fully authorized the former accountant to respond fully to the inquiries of the successor accountant concerning all of the Company's financial reports and audits. The new accountant, Roger G. Castro, was engaged in February, 2000.

  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NameAgePosition

James. C. Harvey 51Chairman, President, CEO
Chief Financial Officer,
Secretary, Director

James C. Harvey. Mr. Harvey is the current Chairman, President, Chief Executive Officer, Secretary and sole Director of the Company, and has acted in that capacity since 1998. He is a practicing attorney at law with emphasis on business, real estate, banking and finance. Mr. Harvey previously was of Counsel to Ludwick & Anderson providing legal services for the Resolution Trust Corporation in connection with the receivership of seven thrifts, and prior thereto was the Managing Partner of Simpson, Dowd, Kaplan & Moon, where he managed all business affairs for the firm. He received his B.B.A., Accounting Banking & Finance in 1963, and J. D. in 1966, both from Southern Methodist University.



ITEM 11.  EXECUTIVE COMPENSATION

No executive salaries were paid to officers or directors in the last fiscal year, and to date in the present fiscal year. No salaries will be paid until such time as there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year. The President and sole director of the Company, James Harvey, is paid $850 per month for rent of the Company's offices, and is reimbursed monthly for company telephone expenses.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address               Number of Shares          Percentage Owned
----------------                ----------------          ----------------
James C. Harvey00%
3811 Turtle Creek Blvd.
Suite 350
Dallas, Texas 75219

All Officers and Directors00
as a Group


No officers and directors hold any stock in the Company. However, the acquisition agreement providing for the acquisition of Los Alamos Energy provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred (100) shares issued and outstanding as of such date. LAE contemplates that a significant number of persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company. Presently, management of LAE anticipates that, prior to the conversion of the Notes and after giving effect to the contemplated reverse stock split, the Company will issue approximately three million (3,000,000) additional shares of common stock, and that subsequent to completing the conversion, the Equity Holders and Interest Holders will own, in the aggregate, approximately two million eight hundred eighty thousand (2,880,000) shares of the Company's common stock, representing ninety percent (90%) of the total amount of common stock estimated to be issued and outstanding as of the date such conversion rights are exercised. This means that, if James Harvey, who is the beneficial owner of 790,059 units of LAE (including those in the name of the Inwood 1991 Trust, of which he is Trustee, converted his indebtedness to common stock of the Company, giving effect to the contemplated reverse split, he would be the owner of approximately 26% of the Company's common stock. In addition, there are two other members of LAE who would own more than 5% of the Company's outstanding common stock should they decide to convert their indebtedness to common stock; Hannes Faul, who would own 25% of the outstanding common stock, and Lance Hall & Co., who would own 25% of the outstanding common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents offices from its President and sole shareholder, James C. Harvey, on a month to month basis at a monthly rental of $850 per month. The Company's acquisition agreement to acquire Los Alamos Energy gives Mr. Harvey and other members of LAE the right to convert the debt the Company owes under the acquisition agreement to Company common stock, which means that, if the members of LAE decided to convert the debt owed them to common stock, they would become the owners of 90% of the outstanding common stock of the Company.

There have been no other transactions since the beginning of the fiscal year, or any current transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.


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


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FDS
[ARTICLE]                     5
[LEGEND]
This schedule contains summary financial information extracted from the consolidated balance sheet and the consolidated statement of operations and is qualified in its entirety by reference to such information.

[PERIOD-TYPE]                   Year
[FISCAL-YEAR-END]                              Mar-31-1999
[PERIOD-END]                                   Mar-31-1999
[CASH]                                         23,044
[SECURITIES]                                   0
[RECEIVABLES]                                  0
[ALLOWANCES]                                   0
[INVENTORY]                                    0
[CURRENT-ASSETS]                               506
[PP&E]                                         291,456
[DEPRECIATION]                                 0
[TOTAL-ASSETS]                                 312,053
[CURRENT-LIABILITIES]                          716,323
[BONDS]                                        0
[PREFERRED-MANDATORY]                          0
[PREFERRED]                                    0
[COMMON]                                       20,788
[OTHER-SE]                                     0
[TOTAL-LIABILITY-AND-EQUITY]                   312,053
[SALES]                                        637,450
[TOTAL-REVENUES]                               637,450
[CGS]                                          192,374
[TOTAL-COSTS]                                  671,473
[OTHER-EXPENSES]                              (226,397)
[LOSS-PROVISION]                               0
[INTEREST-EXPENSE]                            ( 36,559)
[INCOME-PRETAX]                                0
[INCOME-TAX]                                   0
[INCOME-CONTINUING]                           (318,855)
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
[NET-INCOME]                                  (318,855)
[EPS-BASIC]                                 (0.02)
[EPS-DILUTED]                                 (0.02)


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


[CAPTION]
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

                                        =============   =========== ===========


<CAPITION>
OUT-TAKES INC.
STATEMENT OF STOCKHOLDERS' EQUITY

                                  Common Stock        Capital
                                  ------------
                                Number of           in Excess of
Accumulated     Treasury   Deferred
                                Shares     Amount   Par Value     Deficit
     Stock      Compensation    Total
                                ------     ------   ---------     -------
     -----      ------------    -----
Balance - March 31, 1995      5,728,122  $ 57,282  $ 8,615,580 ($ 7,327,873)
   ($108,406)   ($144,000)   $1,092,583

Proceeds from Issuance of
  Stock                       5,440,000    54,400      455,600           -
          -           -         510,000

Net Loss for the year
  ended March 31,1996                 -         -           -    (1,576,484)
          -           -      (1,576,484)
                              ----------  -------- -----------  ------------
   ----------   ----------   -----------

Balance - March 31, 1996     11,168,122  $111,682  $ 9,071,180 ($ 8,904,357)
    ($108,406)  ($144,000)    $   26,099

Cash Proceeds from
 Issuance of Stock           650,000     6,500     123,500             -
          -           -          130,000

Stock Issued upon
 Conversion of Debt        8,970,000    89,700     820,300             -
          -           -          910,000

Net Loss for the year
  ended March 31, 1997             -        -          -       (753,346)
          -           -         (753,346)
                              ----------  -------- -----------  ------------
   ---------   -----------   -----------

Balance - March 31, 1997  20,788,122  $207,882 $10,014,980  ($ 9,657,703)
   ($108,406)   ($144,000)    $  312,753

Management fee -
  Related Party                    -         -      31,200             -
          -            -          31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             -         -    (144,000)            -
          -       144,000            -

Options issuance cost              -         -       3,250             -
          -             -         3,250

Net Loss for the year
  ended March 31,1998              -         -           -    (1,082,306)
          -             -    (1,082,306)
                             ----------  -------- ---------   -----------
   ---------  -----------    -----------

Balance -March 31, 1998   20,788,122   $207,882 $9,905,430  ($10,740,009)
  ($108,406)     $      -    ($ 735,103)
                          ===========  ======== ===========  ============
   ========= ============   ===========



[CAPTION]
OUT-TAKES INC.
STATEMENT OF CASH FLOWS

                                                       Years ended March 31,
                                                    1998        1997
1996
Operating Activities:


  Net Loss                                     ($1,082,306) ($ 753,346)
$(1,576,484)
                                               -----------  ----------
------------
  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization              $ 513,277    $ 450,786  $
378,156
     Loss on Impairment of Long-Lived Assets            -            -
762,129
     Loss on closure of Irvine Studio             154,157            -      -
     Loss on Disposal of Plant and Equipment            -          504    997
     Management fee - Related Party                31,200            -    -
     Options issuance cost                          3,250            -
Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Prepaid Royalties                                  -            -    840
     Due from Related Party                         7,343       (7,343)    -
     Deposits                                      11,330          334
(18,290)
     Inventory                                     12,797       13,719
(10,090)

     Due from Officers                                  -            -    8,565
     Prepaid Insurance                              1,847       (2,003)    -
     Prepaid Taxes                                  4,824       (5,754)    -
     Other Current Assets                          (1,432)       1,670
(10,314)
   Increase (Decrease) in:
     Accounts Payable                             (82,630)      24,880
(196,867)

     Accrued Payroll and Other Expenses           (16,333)    (275,020)  56,453

     Notes Payable                                      -      (15,036)  15,036

     Accrued Interest - Related Party              48,581      (22,104)  20,835
     Provision for Studio closure                  31,878            -   -
     Accrued Management Fee - Related Party             -      131,000
130,000
     Compensation Payable - Related Parties      (119,990)     121,337   -
                                               -----------  ----------
--------

   Total Adjustments                            $ 600,099    $ 416,970
$1,137,450
                                               ----------   ----------
----------

  Net Cash Used in Operating Activities        ($ 482,207)  ($ 336,376)
($439,034)
                                               ----------   ----------
----------

Investing Activities:
  Acquisition of Equipment and Leasehold
   Improvements                                ($  26,484)  ($  46,630)
($652,814)
  Proceeds on Disposal of Plant and Equipment         100        2,242
1,050
                                               ----------   ----------
----------

  Net Cash Used in Investing Activities        ($  26,384)  ($  44,388)
($651,764)
                                               ----------   ----------
------------
Financing Activities:
  Proceeds from the Issuance of Stock           $       -    $ 130,000  $
510,000
  Advances from Related Party                     460,727      260,000
649,500
  Proceeds from Interim Loan Financing  -
   Related Party                                        -            -
39,000
  Payment of Interim Loan Financing -
   Related Party                                        -            -
(100,000)
                                                -- ------   ----------
---------

  Net Cash Provided by Financing Activities     $ 460,727    $ 390,000
$1,098,500
                                                ---------   ----------
----------

Net (Decrease) Increase in Cash and Cash
 Equivalents                                   ($  47,864)   $   9,236  $7,702

  Cash and Cash Equivalents - Beginning of
  Years                                            70,908       61,672  53,970
                                                ---------   ----------
----------

  Cash and Cash Equivalents - End of Years      $  23,044    $  70,908
$61,672
                                               ==========   ==========
===========

Supplemental Disclosure of Cash Flow Information
  Cash paid for:

   Interest                                    $    7,650   $   66,501  $ 4,401
   Income Tax                                  $        -   $        -  $    -


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

[CAPTION]
OUT-TAKES INC.
NOTES TO FINANCIAL STATEMENTS

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

[5] Related Party Transactions

Mr Robert Shelton, Vice President Development and Mrs Leah Peterson-

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

[15] Impairment of Long-Lived Assets


The Company had adopted Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of.

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


EXHIBIT 16. LETTER OF FORMER INDEPENDENT ACCOUNTANT

U.S. Securities and Exchange Commission Washington, D.C. 10549

The undersigned certifying accountants hereby acknowledge that they have reviewed the "Changes in and Disagreements on Accounting and Financial Disclosures" as contained in the form 10-K being filed by Out Takes, Inc., and that the undersigned concurs with the statements made therein by the Registrant concerning the change in the Registrant's independent accountant.

/s/MOORE STEPHENS, P.C.
Moore Stephens, P.C.
Certified Public Accountants
Cranford, New Jersey
March 1, 2000