Form 10-K/A
period 1999-03-31
OUT TAKES INC
filed 2000-05-22
CIK 889353

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

The NASD has recently added an "E" to the symbol, making it "OUTTE," which indicates that it has been placed on the NASD OTC Bulletin Board's eligibility list. In order to remain quoted on the NASD Bulletin Board, the Company must comply with all of the reporting requirements of the Securities and Exchange Act of 1933 by the ninth day of March 2000. If the Company fails to do this, it will no longer be quoted on the NASD OTC Bulletin Board. There can be no assurance that the Company will continue to be quoted on the NASD OTC Bulletin Board.

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