Form 10KSB
period 2000-03-31
OUT TAKES INC
filed 2000-07-03
CIK 889353

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10KSB
(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 2000
                                       OR
    [__]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE             ACT OF 1934 [NO FEE REQUIRED] for the transition period
from                       _______to_______.

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

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2000 was $456,429.

The number of shares outstanding of the issuer's Common Stock as of March 31, 2000 was 20,788,122.

Transitional Small Business Disclosure Format (Check One):  Yes       No  X

______________________________________________________________________________
                               OUT-TAKES, INC.

         FORM 10_K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 2000

                               TABLE OF CONTENTS
                                                                         Page
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       4

  ITEM 3.   LEGAL PROCEEDINGS                                             11

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                                   12

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       12

  ITEM 6.   SELECTED FINANCIAL DATA                                       13
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     13

  ITEM 8.   FINANCIAL STATEMENTS                                          29

PART IV                                                                   39

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                              39


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

GENERAL


Out-Takes, Inc., a corporation incorporated in Delaware on March 18, 1992 ("the Company"), up until October 26, 1998, was engaged in the sale of photographic portraits of children, adults and family groups. Until October 26, 1998, the Company operated a retail photo studio, called Out- Takes(R), which opened on May 24, 1993 and is located in MCA/ Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). The Company had a second studio, which commenced operations on December 1, 1995, at the Entertainment Center in the Bazaar at the Irvine Spectrum located in Irvine, Orange County, California ("the Irvine Studio"). As a result of management's continuing review of the poor performance of the Irvine Studio, management decided to close the Irvine Studio. The Irvine Studio ceased operations on April 22, 1998. The CityWalk studio employs proprietary hardware and software developed by, or specifically for, the Company which includes digital imaging technology and automated motion control equipment to position the studio camera and set subject lighting to the proper levels for each scene (collectively, the "Proprietary System"). Using the Proprietary System, the Company is able to place pictures it takes of its clients "into" still photographs prepared in advance from popular movie scenes and other backgrounds licensed by the Company. On or about August 31, 1998, the Company acquired all of the issued and outstanding units of equity of Los Alamos Energy, LLC, which operates a 1 megawatt power plant in Los Alamos, California, which produces electricity from "waste gas," and shifted its business emphasis to that of electrical energy provider. On or about October 26, 1998, the Company leased its photo studio assets to Colorvision International, Inc., completing the shift of its business focus to the providing of electrical energy.

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

The Acquisition Agreement provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the
Company effect a reverse stock split of one (1) share for every one hundred
(100) shares issued and outstanding as of such date. LAE contemplates that a significant number of persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the

Company. Presently, management of LAE anticipates that, prior to the conversion of the Notes and after giving effect to the contemplated reverse stock split, the Company will issue approximately three million (3,000,000) additional shares of common stock, and that subsequent to completing the conversion, the Equity Holders and Interest Holders will own, in the aggregate, approximately two million eight hundred eighty thousand (2,880,000) shares of the Company's common stock, representing ninety percent (90%) of the total amount of common stock estimated to be issued and outstanding as of the date such conversion rights are exercised. As of March 31, 2000, the holders have not yet exercised their right to convert the note to common stock.

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

Structuring the Company's activities to ensure that it is not a "holding company" of a "public utility company" under PUHCA is also important in providing financing and financial reporting flexibility to the Company. The cogeneration facilities owned by the Company, or in which the Company has investments, are Qualifying Facilities under PURPA. The Company has also pursued the development of independent power projects which will not qualify for the benefits provided by PURPA, which could subject these projects to PUHCA jurisdiction. To avoid such a consequence, the Company will structure its participation in independent power projects in a manner to qualify for exemptions under PUHCA provided by the Energy Act. Such structures will permit the Company to take ownership positions in a number of independent power project projects.

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

The California Energy Commission ("CEC") and Legislature have responsibility for development of a competitive market mechanism for allocation and distribution of funds made available by the legislation for enhancement of in- state renewable resource technologies and public interest research and development programs. Funds are to be available through the four-year transition period to a fully competitive electric services industry.


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

In addition to the assumption of the Company's obligations under the Studio Lease, the Lease provides for CVI to assume the Company's obligations under a number of license agreements between the Company and third-party licensees, primarily motion picture studios for the use of certain film images in its photographic business. These licenses contain certain use-based royalties, as well as minimum annual payment guarantees, which CVI has expressly assumed responsibility for, including in respect of certain past due payments owed by the Company to some of these third-party licensees.

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


Curtis Management         Approved photographs         Territory: United States
                          supplied by licensor.
                          Current property in use:
                          Hollywood  Sign

King Features             Current titles in use:       Territory: United
States,
                           Betty Boop                  Canada and Mexico
                           Popeye

Innerspace Visions        Approved photographs         Territory: Worldwide
                          supplied by photographer.


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


                  Fiscal 1997          Fiscal 1998               Fiscal 1999
                 High      Low          High      Low            High     Low

First Quarter   27/100   22/100       10/100     7/100           5/64    1/32
Second Quarter  25/100   10/100      7.5/100     7/100           1/16    1/32
Third Quarter   6.5/100   6/100        7/100     4/100           3/32    1/32
Fourth Quarter   9/100    4/100    3.125/100   1.5/100           9/64
7/100

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

                             1999          1998          1997       1996
       1995
Income Statement Data

Revenue from operations    637,450     $1,187,638   $2,014,788   $1,580,712
   $1,274,836

Gross Income (Loss)       (541,246)        88,858     (635,416)     (44,276)

Net Loss                  (403,774)    (1,082,306)    (753,346)  (1,576,484)
  (1,309,459)
Net loss per share       (0.019)      ($0.05)        (0.05)     ($0.16)
 ($0.24)

Balance Sheet Data

Total Assets                312,503      $285,840   $1,011,463   $1,409,752
  $1,862,279

Total Liabilities         1,667,725     1,020,943      698,710    1,383,653
     769,696

Stockholders' Equity
 (Deficit)               (1,355,672)     (735,103)     312,753       26,099
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

The following table shows Revenues, Cost of Revenues and Gross Income/
(Loss) during the fiscal years ended March 31, 1998 and March 31, 1997, by studio.
             Fiscal Year Ended March 31, 1998     Fiscal Year Ended March
31, 1997
             --------------------------------
--------------------------------
                 CityWalk    Irvine    Traveling   CityWalk    Irvine
Traveling

                  Studio     Studio    Studio      Studio      Studio    Studio
                  ------     ------    ------      ------      ------
-------

Revenues         $909,683  $ 277,558  $    397   $1,492,024   $508,192  $
14,572
                 --------  ---------  --------   ----------   --------
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

                                                               (Opened     (Not
                                                                12/9/95)
Operational)

Revenues         $1,492,024  $  508,192   $14,572   $1,422,845  $157,867
$    -
                 ----------  ----------   -------   ----------  --------
------

Cost of Revenues:
  Compensation  &
    Related
    Benefits        429,764    277,501     5,674        439,350  108,787
    -
  Depreciation &
    Amortization    137,855    220,975       293        189,781   59,468
    -
  Loss on
   impairment of
   Long-Lived
   Assets               -          -           -        722,000        -
40,129
  Pre-opening
   Costs                -          -           -           -       67,007
    -
  Rent              192,432    100,500     7,925        183,421    27,218
    -
  Other             318,536    227,188     7,287        309,175    69,792
    -
                  ----------  ---------    ------       --------   -------
------

  Total           1,078,587    826,164    21,179      1,843,727   332,272
40,129
                   ---------  ---------    ------      ---------   -------
------

Gross Income /
 (Loss)          $  413,437  ($317,972)  ($6,607)     ($420,882 ($174,405)
$40,129
                  ==========  =========   ======    =========   ========
=======

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

[CAPTION]
                         Report of Independent Auditor

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

Rogelio G. Castro
Certified Public Accountant
Oxnard, California
March 2, 2000

[CAPTION]

                                   OUT-TAKES INC.
                             Consolidated Balance Sheets

                                       ASSETS                    March 31,
                                                             1999        1998
Current Assets:

  Cash and Cash Equivalents                             $     1,356 $    26,878

  Inventory                                                       -      10,082

  Prepaid Expenses                                                -      11,954

  Advances   Related party                                  217,414      96,560

  Other Current Assets                                            -       9,564

                                                        ----------- -----------

  Total Current Assets                                  $   218,770 $   155,038


Plant & Equipment - Net                                     248,965     472,848

Other Non-Current Assets:

  Deposits                                                   24,692      50,196
  Goodwill                                                4,279,455

                                                        ----------- -----------

     Total Assets                                       $ 4,771,882 $   678,082

                                                        =========== ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts Payable                                      $     4,600 $    31,173

  Accrued Expenses                                                -     135,466

  Provision for Studio closure                                           31,878

  Compensation payable - Related Parties                    202,341     122,801

  Due to Related Party                                      357,506   1,032,733
  Convertible Interests                                     250,278
250,278
  Interest payable                                          93,008      56,452
  Prepaid asset lease                                        30,604
 -

                                                        ----------- -----------

  Total Current Liabilities                                 938,337   1,660,781


Long-term Debt                                              951,400     103,556

Commitments (Note 4)


Stockholders' Equity (Deficit):
  Preferred Stock, par value $.01 per share;
   5,000,000 shares authorized, none issued                       -
 -

  Common  Stock,  par  value  $.01  per  share;
   35,000,000  shares  authorized; 20,788,122
   shares  issued  of which  292,396  shares

   are in  Treasury                                         207,882     207,882

  Capital in excess of par value                         14,256,014   9,906,430
  Accumulated deficit
(11,473,345)(11,092,161)
  Less treasury shares, at cost                         (   108,406)(
108,406)

                                                        ----------- -----------
Total Stockholders' Equity (Deficit)                    ($2,882,145)
(1,086,255)

                                                         ---------- -----------

     Total Liabilities and Stockholders' Equity         $ 4,771,882 $   678.082


                                                        =========== ===========


     The Accompanying Notes are an Integral Part of These Financial Statements.


[CAPTION]
                                  OUT-TAKES INC.
                      Consolidated Statements Operations

                                                 Years ended March 31,

                                             1 9 9 9       1 9 9 8     1 9 9 7
                                             -------       -------     -------


Revenues                                $     637,450   $ 1,204,238 $ 2,014,788


Cost of Sales                                 192,374     1,728,884   1,929,273

                                        -------------   ----------- -----------
Gross Income (Loss)                           445,076      (524,646)
85,515)

                                        -------------   ----------- -----------


General and Administrative                    734,802       661,955     896,349

                                        -------------   ----------- -----------

     Loss from Operations                  (  289,726)   (1,186,601) (
810,834)

Other Income (Expense)

  Interest income                                  35           224         484
  Interest expense                            (36,559)      (52,409)
(54,602)
  Discontinued operation                      (55,934)
  Startup cost                                              (37,214)
(46,852)
                                        --------------  ------------
----------
     Total Other Income (Expense)             (92,458)      (89,399)
(100,970)
                                        --------------  ------------
----------

Net Loss                                ($    382,184)  ($1,276,000)($
911,804)

                                         ============   =========== ===========

Net Loss Per Share (Basic and
 Diluted)                               ($       0.02)  ($     0.05)($
0.05)

                                        =============   =========== ===========

Weighted Average Common Shares

 Outstanding                               20,495,726    20,495,726  14,824,881

                                          ===========    ==========  ==========



     The Accompanying Notes are an Integral Part of These Financial Statements.

[CAPTION]


                                                    OUT-TAKES INC.
                                    Consolidated Statement of Stockholders'
Equity

                             Common Stock        Capital
                             Number of           in Excess of Accumulated
Treasury  Deferred
                             Shares     Amount   Par Value     Deficit Stock
Compensation    Total
                             ------     ------   ---------     -------
----- ------------    -----

Balance - March 31, 1996  11,168,122  $111,682  $ 9,071,180  ($ 8,904,357)
($108,406) ($144,000)  $  26,099

Cash Proceeds from
 Issuance of Stock           650,000     6,500      123,500             -
      -          -     130,000

Stock Issued upon
 Conversion of Debt        8,970,000    89,700     820,300              -
      -          -     910,000

Capital Contribution                                 1,000
1,000
Net Loss for the year
  ended March 31, 1997             -         -          -       (911,804)
      -          -    (911,804)
                           ----------  --------  -----------  ------------
--------   --------  ----------

Balance - March 31, 1997  20,788,122   207,882  10,015,980  (  9,816,161)
(108,406)   ( 144,000)    155,295

Management fee -
  Related Party                    -         -      31,200               -
      -         -       31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             -         -    (144,000)              -
      -    144,000           -

Options issuance cost              -         -       3,250               -
      -          -       3,250

Net Loss for the year
  ended March 31,1998              -         -           -      (1,276,000)
      -          -  (1,276,000)
                          ----------  -------- -----------      ------------
--------  --------   ----------
Balance  March 31, 1998   20,788,122   207,882   9,905,430     (11,092,161)
(108,406)         -  (1,086,255)

Acquisition of
  Subsidiary                          4,342,784                      4,342,784
Capital adjustment                       7,800                         7,800

Net loss for the year
  Ended March 31, 1999               (   382,184)               (  382,184)
                         -----------  --------  ----------   ------------
--------  --------   ----------
Balance, March 31, 1999   20,788,122  $207,882 $14,256,014
$(11,473,345)$(108,406) $      -  $ 2,882,145
                         ===========  ======== ===========  ============
=========  ========   ==========



[CAPTION]


                                OUT-TAKES INC.
                      Consolidated Statements of Cash Flows



                                                      Years ended March 31,

                                                  1999        1998         1997
Operating Activities:


  Net Loss                                      $(382,184)
$(1,276,000)$(911,804)

  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                116,585      540,185
466,369
     Loss on closure of Irvine Studio                          154,157
     Loss on Disposal of Plant and Equipment            -            -
504
     Compensation fee   related party              80,887      110,062
  -
     Options issuance cost                                       3,250
  -
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Due from Related Party                      (120,854)       3,847
     Deposits                                     (25,504)      11,330
(22,814)
     Inventory                                     10,082       12,797
13,719
     Due from Officers                                  -            -
8,565
     Prepaid Expenses                              11,954        6,671
(7,757)
     Other Current Assets                           9,564            -
 -
   Increase (Decrease) in:
     Accounts Payable                            (162,039)    (127,413)
(248,769)
     Notes payable                                      -            -
(15,036)
     Interest payable                              36,556       48,581
(22,104)
     Provision for Studio Closure                 (31,878)      31,878
  -
     Prepaid asset lease                           30,604            -
  -
     Compensation payable-Related Party            79,540     (119,990)
252,337
                                               ----------   ----------
--------
  Net Cash Used in Operating Activities        (  346,687)  (  604,492)
(448,916)
                                               ----------   ----------
--------
Investing Activities:
  Purchases of Property, Plant and
    Equipment                                  (   33,522)  (  218,893)
(165,362)
  Proceeds on Disposal of Plant and Equipment                      100
2,242
                                               ----------   ----------
--------
Net Cash Used in Investing Activities          (   33,522)  (  218,883)
(163,120)
                                               ----------   ----------
---------
Financing Activities:
  Proceeds from the Issuance of Stock                   -
130,000
  Advances from Related Party                     272,887      703,783
260,000
  Capital                                           7,800
1,000


  Convertible notes                                74,000       65,834
240,000
                                                 --------   ----------
--------

  Net Cash Provided by Financing Activities       354,687      769,617
631,000
                                                ---------   ----------
--------
Net Increase (Decrease)in Cash and Cash
 Equivalents                                     ( 25,522)    ( 53,758)
18,964
Cash and Cash Equivalents - Beginning of
  Years                                            26,878       80,636
61,672
                                                ---------    ---------
---------
Cash and Cash Equivalents - End of Years        $   1,356    $  26,878  $
80,636
                                                =========    =========
=========
Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                                  $   7,650  $
66,501

Non cash activities:
  Acquisition of subsidiary                    $4,000,000


<F/N>  The Accompanying Notes are an Integral Part of These Financial
Statements.


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

                                 Out-Takes, Inc.


Dated: March 1, 2000             By:  James Harvey, President
                                      ________________________
                                      James Harvey, President


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


[TYPE]EX-27
          2
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

 THE PURCHASER:

 OUT-TAKES, INC.                    ATTEST:


 By: _____________________        By: ____________________
   Peter C. Watt                    Michael C. Roubicek
   President                        Secretary


 THE SELLER:

 HANNES FAUL                         WITNESS:





 LANCE HALL                          WITNESS:






 THE INWOOD 1991 TRUST               WITNESS:


 By:
    James C. Harvey
    Trustee

[CAPTION] EXHIBIT A TO PURCHASE AND SALE AGREEMENT

THIS CONVERTIBLE PROMISSORY NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), NOR UNDER THE LAWS OF ANY STATE, AND MAY NOT BE RESOLD, ASSIGNED, PLEDGED, OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE
REGISTRATION STATEMENT UNDER THE ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE MAKER THAT REGISTRATION UNDER THE ACT IS NOT REQUIRED.

OUT-TAKES, INC.
CONVERTIBLE PROMISSORY NOTE
 --------------------------

  $---------                      August ____, 1998



FOR VALUE RECEIVED, OUT-TAKES, INC., a corporation organized and existing under the laws of the State of Delaware (hereinafter referred to as the "Maker"), hereby promises to pay to the order of -------------------------------, an adult individual residing in the County of --------, State of California (hereinafter referred to as the "Payee"), at Payee's principal address located at ------------------------, ------- California, 9----, or such other place or places as the Payee may hereafter direct from time to time, in lawful money of the United States and in immediately available funds, the principal sum of --------------------- DOLLARS ($---------). This Convertible Promissory Note (hereinafter referred to as the "Note") shall accrue simple interest at the rate of ten percent (10%) per annum. Amounts of principal and accrued interest due and payable in respect of this Promissory Note shall be paid out of gross operating revenues, as available, with payments to be made monthly in arrears up to ninety-nine percent (99%) of gross revenues from operations, being applied first to accrued interest and then to principal, with the balance due on August --, 2003 (the "Maturity Date"), unless this Note is earlier converted in accordance with the provisions set forth below (the "Conversion Date"). The principal amount of this Promissory Note shall be due and payable on the Maturity Date, unless earlier converted in accordance with the provisions set forth herein.


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

THE MAKER:


OUT-TAKES, INC.                    ATTEST:

                                   [SEAL]
By: -------------------------             By:
-----------------------------
   Peter C. Watt                                   Michael C.Roubicek
   President                                       Secretary


                      EXHIBIT B TO PURCHASE AND SALE AGREEMENT

                               SECURITY AGREEMENT

THIS SECURITY AGREEMENT (the "Agreement") is made and entered into as of this ---th day of August, 1998 by and between OUT-TAKES, INC., a corporation organized and existing under the laws of the State of California (the "Grantor") and the several individuals named on the signature page of this Agreement (collectively, the "Secured Party").

WHEREAS, the Grantor and the Secured Party have entered into that certain Purchase and Sale Agreement, dated as of August ---, 1998 (the "Purchase

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

NOW, THEREFORE, in consideration of the foregoing premises and the promises and covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, hereby agree as follows:

1. Grant of Security Interest. Grantor hereby assigns, conveys and grants to Secured Party a continuing security interest in and first lien upon all of Grantor's right, title and interest in and to all of the assets and properties owned or used by the Grantor in the conduct of its business, or the business of the -Subsidiary, now owned or hereafter acquired at any time during the term-hereof, whether tangible or intangible, fixed, movable or fixtures, of whatever-kind or nature and wherever located, including, without limitation, all cash and-cash equivalents, securities, accounts receivable, plant and equipment,-inventory, rolling stock, materials, supplies, intellectual property rights,-contract rights, choses in action, and any proceeds from the sale, lease,-transfer or other disposition of any of such assets, whether for cash or-property (all of the foregoing being herein referred to collectively as the-"Collateral"). The security interest granted herein is intended to secure the-prompt payment, when due, of all amounts due and payable to Secured Party under-the Note including, without limitation, all principal amounts due thereunder,-all interest accrued thereon, and all applicable late charges or other fees due-under the Note, as well as the performance in full of all of Grantor's-obligations under the Purchase Agreement (collectively, the "Secured-Obligations").

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

4.     Continuing Security Interest; Termination of Same.
      --------------------------------------------------

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
                           Attn: Kenneth S. August, Esquire
                           Partner


      if to Grantor, to:     OUT-TAKES, INC.
                             1419 Peerless Place, Suite 116
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

 THE GRANTOR:

 OUT-TAKES, INC.               ATTEST:


 By: ---------------------           By: ---------------------
    Peter C. Watt                         Michael Roubicek
    President                             Secretary



THE SECURED PARTY:

 LOS ALAMOS ENERGY, LLC           WITNESS:


    By:  ----------------------------   By: ------------------------
          Hannes Faul
          Managing Member


 THE INDIVIDUALS:                WITNESS:


 ---------------------              -------------------

 ---------------------              -------------------

[CAPTION]
EXHIBIT 10.33 ASSET LEASE AGREEMENT BETWEEN COMPANY AND COLORVISION, INC. DATED OCTOBER 26, 1998

               ASSET LEASE AGREEMENT

This is an Asset Lease Agreement ("Agreement"), effective as of October ___, 1998, by and between Colorvision International, Inc., a Florida corporation, located at 8250 Exchange Drive, Suite 132, Orlando, Florida 32809 (hereinafter referred to as "Lessee") and Out-Takes, Inc., a Delaware corporation located at 1419 Peerless Place, Suite 116, Los Angeles, California 90035 (hereinafter referred to as "Lessor").

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

6. CLOSING. The closing of the transaction contemplated by this Agreement (the "Closing") shall take place in Los Angeles, California on October ---, 1998, or such other date and/or place as the parties mutually agree in writing (the "Closing Date").

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


   (j) Conditions Affecting the Business. Other than as applicable to Gerry Wersh, who is deemed to be essential to the technical aspects of the Business as currently being conducted, Lessor is not aware of any extraordinary or unusual conditions in existence on the date hereof with respect to the markets, services, facilities, personnel, or supplies of Lessor that is not public information or known generally in Lessor's industry or which has not been disclosed in writing to Lessee and which Lessor believes will result in a material and adverse effect on the Business not experienced by others in similar businesses.

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

LESSOR:

OUT-TAKES, INC.                         ATTEST:

By:
   -----------------------------
   James C. Harvey, President, Secretary

LESSEE:

COLORVISION INTERNATIONAL, INC.          ATTEST:



By:
--------------------------
--------------------------
    President, Secretary

   EXHIBIT "A"

   ASSIGNMENT, ASSUMPTION OF LEASE AND LANDLORD CONSENT AGREEMENT

THIS AGREEMENT is made and entered into as of this _____ day of October, 1998 by and between Out-Takes, Inc. ("Assignor"), Colorvision International, Inc. ("Assignee") and Universal CityWalk Hollywood, a Unit of Universal Studios, Inc., as successor in interest to MCA Development, a division of MCA Inc. ("Landlord").
                              R E C I T A L S

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

      IN WITNESS WHEREOF, the parties have caused this instrument to be executed as of the date first written above.

ASSIGNOR:     OUT-TAKES, INC.


By     --------------------------------
Name:  --------------------------------
Title: --------------------------------


ASSIGNEE:  Colorvision International, Inc.


By:  ---------------------------------
Name: --------------------------------
Title: -------------------------------

LANDLORD: Universal CityWalk Hollywood,
a Unit of Universal Studios, Inc.


By:-----------------------------------
   Larry Kurzweil
   Senior Vice President & General Manager


[CAPTION]
    SCHEDULE 1

 ASSETS OF BUSINESS

1. All items remaining in the Out Takes store at Universal City Walk as of October ___ , 1998, excluding the Sticker Machine belonging to paradise Creations.

2. All items remaining in the Panorama City storage facility including equipment previously used by Lessor in operating its Irvine, CA location.

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
   SCHEDULE 3

   LIABILITIES OF LESSOR TO BE ASSUMED BY LESSEE

Lessee assumes all liabilities in connection with royalties on the below named contracts, as of October ---, 1998. Lessee will assume financial responsibility and liability for any and all existing or future guarantees or other commitments in respect of the below named contracts:

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

APPROVED:



--------------------
James C. Harvey
Sole Director

[CAPTION]
EXHIBIT 14(a)FORMER INDEPENDENT AUDITOR'S REPORT

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

Moore Stephens, P.C.
Certified Public Accountants
Cranford, New Jersey
May 20, 1998







                                 OUT-TAKES INC.

                                 BALANCE SHEETS

                    ASSETS                   March 31,
                                             1998        1997
Current Assets:
 Cash and Cash Equivalents               $  23,044      $ 70,908
 Inventory                                  10,082        22,879
 Due from Related Party                     -              7,343
 Prepaid Insurance                           8,949        10,796
 Prepaid Taxes                               3,005         7,829
 Other Current Assets                        9,564         8,132
                                          -----------    ---------
 Total Current Assets                    $  54,644      $127,887

Plant & Equipment - Net                     204,148      845,198

Other Non-Current Assets:
 Deposits                                    27,048       38,378
                                         -----------    ----------

   Total Assets                          $ 285,840     1,011,463
                                         ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                   $   31,173          $113,803
 Accrued Payroll                        22,047            42,868
 Accrued Expenses                      108,819           104,331
 Accrued Interest - Related Party       56,452             7,871
 Provision for Studio closure           31,878                -
 Compensation payable - Related Parties  1,347           115,375
 Due to Related Party                  721,227           260,500
                                      -----------     -----------
 Total Current Liabilities          $  972,943        $  644,748

Non-Current Liabilities:
 Notes Payable                      $   48,000        $   48,000
 Compensation payable - Related Parties     -              5,962
                                      -----------     -----------
 Total Non-Current Liabilities      $   48,000        $  53,962

 Commitments (Note 8)                      -                 -

Stockholders' Equity (Deficit):
 Preferred Stock, par value $.01 per share;
  5,000,000 shares authorized, none issued     $  -   $       -

 Common Stock, par value $.01 per share;
  35,000,000 shares authorized; 20,788,122
  shares issued of which 292,396 shares
  are in Treasury                     207,882           207,882

 Capital in excess of par value     9,905,430        10,014,980

 Accumulated deficit              (10,740,009)       (9,657,703)
                                   -----------       -----------

 Total                             ($ 626,697)       $  565,159

 Less: Treasury Stock, at cost       (108,406)         (108,406)
   Deferred Compensation          -  (144,000)
                                   -----------       -----------

Total Stockholders' Equity (Deficit ($ 735,103)      $  312,753
                                   -----------       -----------

   Total Liabilities and
   Stockholders' Equity             $  285,840       $1,011,463
                                   ===========       ===========

                                 OUT-TAKES INC.

                           STATEMENTS OF OPERATIONS

                           Years ended March 31,

                       1 9 9 8    1 9 9 7   1 9 9 6
                       -------    -------   -------

Revenues            $  1,187,638  $ 2,014,788 $ 1,580,712
                    -------------  ----------- -----------

Cost of Revenues:

 Compensation and Related Benefits      524,276    712,939   548,137
 Depreciation and Amortization          420,317    359,123   249,249
 Loss on Impairment of Long-Lived
  Assets                                     -          -      762,129
 Pre-Opening Costs - Irvine Studio           -          -       67,007
 Rent                                   236,192    300,857     210,639
 Loss on closure of Irvine Studio       164,745         -        -
 Other Cost of Revenues                 383,354    553,011     378,967
                                     ------------ ----------- -----------

 Total Cost of Revenues               1,728,884  1,925,930   2,216,128
                                     ---------------------- -----------

   Gross Income (Loss)                 (541,246)    88,858    (635,416)
                                     ------------ ----------- ----------

General and Administrative Expenses:

 Compensation and Related Benefits      125,571    309,630     313,432
 Professional Fees                       91,218    100,777     206,979
 Management Fee - Related Party          31,200    131,000     130,000
 Rent of Offices                         33,300    39,558      29,524
 Depreciation and Amortization           92,960    91,663     128,907
 Other G & A Expenses                   114,626   115,458     106,982
                                    -----------  ---------   ---------

 Total Expenses               488,875    788,086   915,824
                    -------------  ----------- -----------

   Loss from Operations         (1,030,121)   (699,228) (1,551,240)

Other Income (Expense)
 Interest income                       224          484      3,035
 Interest expense                     (210)      (3,423)        (7)
 Interest expense - Related Parties(52,199)     (51,179)   (28,272)
                                   --------     --------   ---------

   Total Other Income (Expense)    (52,185)     (54,118)   (25,244)
                                   --------    ---------   ---------

Net Loss                      ($ 1,082,306)  ($ 753,346)($1,576,484)
                               ============  =========== ===========

Net Loss Per Share (Basic and
 Diluted)                       ($    0.05) ($     0.05)($     0.16)
                                ===========  =========== ===========

Weighted Average Common Shares
 Outstanding                     20,495,726  14,824,881   9,567,748
                                 ==========  =========== ===========


[CAPTION]
                   Consolidated Statement of Stockholders' Equity

                               Common Stock        Capital
                               ------------
                            Number of           in Excess of Accumulated
Treasury  Deferred
                             Shares     Amount   Par Value     Deficit
Stock Compensation    Total
                             ------     ------   ---------     -------
----- ------------    -----

Balance - March 31, 1996   11,168,122  $111,682  $9,071,180  ($ 8,904,357)
($108,406)($144,000)  $   26,099

Cash Proceeds from
 Issuance of Stock           650,000      6,500     123,500            -
     -         -       130,000

Stock Issued upon
 Conversion of Debt        8,970,000     89,700     820,300            -
     -         -       910,000

Capital Contribution                                 1,000
     1,000
Net Loss for the year
  ended March 31, 1997            -          -          -        (911,804)
     -         -     (911,804)
                          ----------  -------- -----------   ------------
--------  --------   ----------

Balance - March 31, 1997  20,788,122   207,882  10,015,980  (  9,816,161)
(108,406)( 144,000)      155,295

Management fee -
  Related Party                    -         -      31,200             -
     -         -       31,200

Adjustment for
 cancellation of escrow
 shares(See note [6A])             -         -    (144,000)            -
     -   144,000           -

Options issuance cost              -         -       3,250             -
     -         -        3,250

Net Loss for the year
  ended March 31,1998              -         -           -    (1,276,000)
     -         -   (1,276,000)
                          ----------  -------- -----------  ------------
--------  --------   ----------
Balance -  March 31, 1998 20,788,122   207,882   9,905,430   (11,092,161)
(108,406)        -   (1,086,255)

Acquisition of
  Subsidiary                                    4,342,784
   4,342,784
Capital adjustment                                  7,800
              7,800

Net loss for the year
  Ended March 31, 1999                                       (   382,184)
             (  382,184)
                         -----------  --------  ----------   ------------
--------  --------   ----------
Balance, March 31, 1999   20,788,122  $207,882 $14,256,014
$(11,473,345)$(108,406) $      -  $ 2,882,145
                         ===========  ======== ===========  ============
=========  ========   ==========

[CAPTION]

                                  OUT-TAKES INC.
                        Consolidated Statements of Cash Flows


                                                       Years ended March 31,

                                                      1999     1998        1997
Operating Activities:                           _________ ____________
_________


  Net Loss                                      $(382,184) $(1,276,000)
$(911,804)

  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                116,585      540,185
$66,369
     Loss on closure of Irvine Studio                          154,157
    -
     Loss on Disposal of Plant and Equipment            -            -
  504
     Compensation fee   related party              80,887      110,062
    -
     Options issuance cost                                       3,250
    -
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Due from Related Party                      (120,854)      3,847
     Deposits                                     (25,504)      11,330    (
22,814)
     Inventory                                     10,082       12,797
13,719
     Due from Officers                                  -            -
8,565
     Prepaid Expenses                              11,954        6,671
(7,757)
     Other Current Assets                           9,564             -
    -
   Increase (Decrease) in:
     Accounts Payable                            (162,039)    (127,413)
(248,769)
     Notes payable                                      -            -
(15,036)
     Interest payable                              36,556       48,581
(22,104)
     Provision for Studio Closure                 (31,878)      31,878
    -
     Prepaid asset lease                           30,604            -
    -
     Compensation payable-Related Party            79,540     (119,990)
252,337
                                               ----------   ----------
-----------
  Net Cash Used in Operating Activities        (  346,687)  (  604,492)  (
448,916)
                                               ----------   ----------
------------
Investing Activities:
  Purchases of Property, Plant and
    Equipment                                  (   33,522)  (  218,893)  (
165,362)
  Proceeds on Disposal of Plant and Equipment                      100
2,242
                                               ----------   ----------
-----------
Net Cash Used in Investing Activities          (   33,522)  (  218,883) (
163,120)
                                               ----------   ----------
------------

Financing Activities:
  Proceeds from the Issuance of Stock                   -      130,000
  Advances from Related Party                     272,887      703,783
260,000
  Capital                                           7,800
1,000

  Convertible notes                                74,000       65,834
240,000
                                                 --------   ----------
-----------
  Net Cash Provided by Financing Activities       354,687      769,617
631,000
                                                ---------   ----------
-----------
Net Increase (Decrease)in Cash and Cash
 Equivalents                                     ( 25,522)    ( 53,758)
18,964
Cash and Cash Equivalents - Beginning of
  Years                                            26,878       80,636
61,672
                                                ---------    ---------
---------
Cash and Cash Equivalents - End of Years        $   1,356    $  26,878  $
80,636
                                                =========    =========
=========
Supplemental Disclosure of Cash Flow Information
  Cash paid for:
   Interest                                     $    7,650   $  66,501
Non cash activities:
  Acquisition of subsidiary                     $4,000,000

<F/N>         The Accompanying Notes are an Integral Part of These Financial
Statements.

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

MOORE STEPHENS, P.C.
____________________________
Moore Stephens, P.C.
Certified Public Accountants
Cranford, New Jersey
March 1, 2000


