Form 10-K/A
period 2000-03-31
OUT TAKES INC
filed 2000-07-10
CIK 889353

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          AMENDMENT NO. 1 TO FORM 10-K
(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 2000
                                       OR
    [__]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________to_________

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

Transitional Small Business Disclosure Format (Check One): Yes      No X


 ______________________________________________________________________________
                                Out-Takes, INC.

       FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                         Page
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       4

  ITEM 3.   LEGAL PROCEEDINGS                                             11

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                                   12
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       12

  ITEM 6.   SELECTED FINANCIAL DATA                                       13
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     13

  ITEM 8.   FINANCIAL STATEMENTS                                          29
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                           38

PART III                                                                  38

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                  38

  ITEM 11.  EXECUTIVE COMPENSATION                                        39

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                         39

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                39


PART IV                                                                   39

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                              39

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

RECENT DEVELOPMENTS

On June 15, 1999, the Company entered into a Letter of Intent to merge with Coastal Resources Corporation, a company with a related operating business of power generation from waste gas, in a share exchange agreement, the exact terms of which are to yet to be determined. Pursuant to the Letter of Intent, Coastal Resources Corporation has loaned the Company money for operating capital, and the balance due on said loan is $377,130. If the merger is consummated, the loan balance will be credited to Coastal Resources Corp. as part of its proportionate equity interest in the Company. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000.

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

Utilities are not obligated to purchase power from projects subject to regulation by the FERC under the FPA because they do not meet the requirements of PURPA. However, because such projects would not be bound by PURPA's thermal energy use requirement, they may have greater latitude in site selection and facility size. The project currently owned or operated by the Company as a Qualifying Facility under PURPA is exempt from the FPA. FERC has significantly relaxed the rules under which power marketers and independent power producers can sell or market power. With approval from FERC, such entities, with certain exceptions, are exempted from cost_based rates and can make all sales at market-based rates set through negotiations. The independent power project in which the Company currently participates have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interest in such projects.

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

In addition to the significant opportunity provided for power producers such as the Company through implementation of customer choice (direct access), the California restructuring legislation both recognizes the sanctity of existing contracts, provides for mitigation of utility horizontal market power through divestiture of fossil generation and provides funds for continuation of public services programs including fuel diversity through enhancement for in_state renewable technologies (includes geothermal) for the four-year transition period to a fully competitive electric services industry.


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


COMPETITION

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

EMPLOYEES

As of March 31, 2000, the Company employed 2 people. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with the Company's employees to be good.

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

On March 9, 2000, the Company's quotation of its securities on the Bulletin Board was deleted, due to the Company's failure to maintain current financial reports with the SEC. The Company's securities are now quoted on the National Quotation Bureau's pink sheets under the symbol "OUTT". The Company is now current in its reports to the SEC, and has applied to the NASD for a quotation on the Bulletin Board. There can be no assurance that the NASD will approve the Company's securities for a quotation on the Bulletin Board.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by Nasdaq Trading, Market Services Inc., and Freerealtime.com.


                       Fiscal 1998           Fiscal 1999
                      High      Low          High      Low

First Quarter       10/100     7/100         5/64      1/32
Second Quarter     7.5/100     7/100         1/16      1/32
Third Quarter        7/100     4/100         3/32      1/32
Fourth Quarter   3.125/100   1.5/100          .06       .03

There were approximately 83 holders of record of the Company's Common Stock as of March 31, 2000.

The Company has not paid any dividends on its Common Stock since incorporation in March 1992 and does not anticipate paying dividends in the foreseeable future. There are no restrictions on the Company's present ability to pay dividends on its Common Stock, other than those prescribed by Delaware law.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended March 31, 1997 through March 31, 2000. Refer to "Item 7. Management's Discussion and
Analysis or Plan of Operation" for discussion of operations.

                                   2000            1999         1998
    1997
                                 -------          ------       --------
  ---------
Income Statement Data

Revenue from operations          216,623          637,450     $1,187,638
  $2,014,788

Gross Income (Loss)             (369,365)        (541,246)        88,858
    (635,416)

Net Loss                        (884,110)        (403,774)    (1,082,306)
    (753,346)
Net loss per share                    (0.04)           (0.019)       ($0.05)
          ($0.05)

Balance Sheet Data


Total Assets                  $4,550,824         $312,503       $285,840
  $1,011,463

Total Liabilities              6,552,789        1,667,725      1,020,943
     698,710

Stockholders' Equity
 (Deficit)                    (1,893,559)      (1,355,672)      (735,103)
     312,753


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

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

The net loss for the year ended March 31, 2000 was $884,110 compared with $403,774 for the year ended March 31, 1999. The primary reasons for the increase in the net loss were the loss of revenues from the operation of the photo studio. The Company overall generated $216,623 in revenues in the fiscal year ended March 31, 2000, compared to revenues of $637,450 in the fiscal year ended March 31, 1999. Management attributes this decline to the change in business focus from a photography studio to power plant operation.

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

The net loss for the year ended March 31, 1998 was $1,082,306 compared with $403,774 for the year ended March 31, 1999. The primary reasons for the decrease in the net loss were the elimination of expenses of the photo studio.

The Company overall generated $1,187,638 in revenues in the fiscal year ended March 31, 1998, compared to revenues of $637,450 in the fiscal year ended March 31, 1999. Management attributes this decline to the change in business focus from a photography studio to power plant operations.

Liquidity and Capital Resources

At March 31, 2000, the Company had a working capital deficit of $2,421,343 as compared to a working capital deficit on March 31, 1999 of $719,567. The increase of $1,701,776 is primarily attributable to an increase in short term debt and debt to related parties.

Net cash used in operating activities was $164,635 for the fiscal year ended on March 31, 2000, compared to the utilization of $346,687 of cash for the same period March 31, 1999.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

ITEM 8. FINANCIAL STATEMENTS

[CAPTION]
                           Report of Independent Auditor
                           -----------------------------

Board of Directors
Out-Takes, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Out-Takes, Inc., and subsidiary as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Out-Takes, Inc. which reflected a total revenues of $1,204,238 for the year ended March 31, 1998. Other auditors whose report dated May 20, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Out-Takes, Inc. and its subsidiary as of March 31, 2000 and the consolidated results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant
Oxnard, California
June 28, 2000
                                      F-1

[CAPTION]
Out-Takes, Inc.
Consolidated Balance Sheets

                                                March 31,     March 31,
                                                  2000          1999
                                               ---------      --------
Assets
Current Assets
Cash and cash equivalents                       $ 77,265     $   1,356
Accounts receivable                               42,722
Advances to related party                             -0-      217,414
                                                 --------      --------
Total Current Assets                             119,987       218,770

Property, Plant and Equipment-net                236,798       248,965

Other Non-Current Assets
Goodwill                                       4,170,891     4,279,455
Deposits and advances                             23,148        24,692
                                               ----------    ----------
Total Assets                                  $4,550,824     $4,771,882
                                               ==========    ==========
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable                               $  95,067      $   4,600
Accrued expenses                                  25,159             -0-
Compensation payable-related parties             211,390        202,341
Accrued interest                                 422,931             -0-
Accrued interest-related parties                 173,001         93,008
Deferred income                                    6,971         30,604
Short-term notes                                 832,966        250,278
Due to related parties                           773,845        357,506
                                               ---------       --------
Total Current Liabilities                      2,541,330        938,337
                                               ---------       --------
Long-Term Debt
Notes payable                                  4,011,459      4,951,400
                                               ----------    ----------
Stockholders' Equity
Common stock, par value $0.01 per share,
35,000,000 shares authorized; 20,788,122
shares issued of which 292,396 are in
Treasury                                         207,882        207,882
Preferred stock, par value $0.01 per
share, 5,000,00 shares authorized;
none issued                                           -0-           -0-
Capital in excess of par                       9,913,230      9,913,230
Accumulated deficit                          (12,014,671)   (11,130,561)
                                              ----------    ----------
                                              (1,893,559)    (1,009,449)
                                              ----------    ----------
Treasury stock, at cost                         (108,406)      (108,406)
                                              ----------    ----------
Total Liabilities and
Stockholders' Equity                          $4,550,824     $4,771,882
                                              ==========     ==========


     The accompanying notes are an integral part of these financial statements.








                                        F-2
[CAPTION]
Out-Takes, Inc.
Consolidated Statements of Operations


                                                Years Ended March 31,
                                           2000          1999       1998
                                         --------     --------     -----------
 Revenues                                $216,623     $637,450     $1,204,238

Cost of Revenues                          212,323      192,374      1,728,884
                                         --------     --------     -----------
Gross Margin                                4,300      445,076       (524,646)

General and administrative                373,665      734,802        661,955
                                         --------     --------     -----------
Income (loss) from operations            (369,365)    (289,726)    (1,186,601)
                                         --------     --------     -----------
Other Income (Expense)
Interest income                              -              35            224
Interest expense                         (429,952)     (36,559)       (52,409)
Interest expense-related parties          (79,993)           -              -
Discontinued operations                      -         (55,934)             -
Start-up costs                               -               -        (37,214)
                                         --------     --------     -----------
Total Other Income (Expenses)            (509,945)     (92,458)       (89,399)
                                         --------     --------     -----------
Provision (benefit) for income taxes        4,800          -              -
                                         --------     --------     -----------
Net Income (Loss)                       ($884,110)   ($382,184)   ($1,276,000)
                                         ========     ========
===========

Net income (Loss) Per Share                ($0.04)       ($0.02)        ($0.06)
                                         ========     ========
===========
Weighted average common

shares outstanding                      20,788,122    20,788,122     20,788,122
                                         ========     ========
===========

<F/N>  The accompanying notes are an integral part of these financial statements.

                                        F-3
[CAPTION]
Out-Takes, Inc.
Consolidated Statements of Stockholders' Equity

                                  Common Stock                      Additional
                                  Number of      Common Stock       Paid-In
         Accumulated
                                  Shares         Amount             Capital
         Deficit
                                  ------------   ------------
-----------        ------------
Balance, March 31, 1997           20,788,122      $  207,882
$10,015,980        $(9,815,161)

Management fee-related party         -               -
30,200               -
Adjustment for cancellation
of escrow shares                     -               -                (
144,000)              -
Options issuance costs               -               -
3,250               -
Net income (loss)                    -               -                    -
          (1,276,000)
                                  ------------   ------------
------------        ------------
Balance, March 31, 1998            20,788,122       $207,882
$9,905,430     $(11,091,161)
                                  ============     ===========
============     =============

                                       Treasury          Deferred
                                       Stock             Compensation
Total
                                       ------------      ------------
----------
Balance, March 31, 1997                $(108,406)        $(144,000)
$156,295

Management fee-related party                -                   -
  30,200
Adjustment for cancellation
of escrow shares                            -               144,000
       -
Options issuance costs                      -                   -
   3,250
Net income (loss)                           -                   -
(1,276,000)
                                       ------------      ------------
----------
Balance, March 31, 1998                 $(108,406)        $     -
$(1,086,255)
                                       ============       ===========
===========
Acquisition of subsidiary                   -                   -
 342,784
Capital adjustment                          -                   -
   7,800
Net income (loss)                           -                   -
(382,184)
                                       ------------      ------------
----------
Balance, March 31, 1999                 $(108,406)        $     -
$(1,117,855)
                                       ============       ===========
===========

Balance, March 31, 1999             20,788,122         $ 207,882       $
9,913,230        $(11,130,561)

Net income (loss)                           -                   -
       -            (884,110)
                               ------------       ------------
----------      ------------
<F/N>           The accompanying notes are an integral part of these
financial statements.

                                                        F-4

[CAPTION]
Out-Takes, Inc.
Consolidated Statements of Cash Flows

                                                           For the Years
Ended March 31,
                                                 2000               1999
             1998
                                               ---------          ----------
         ------------
Cash Flows From
Operating Activities
Net Income (Loss)                             ($884,110)         ($382,184)
        ($1,276,000)
Noncash items included
 In net income (loss)
  Depreciation and amortization                 163,659            116,585
            540,185
  Loss on closure of Irvine Studio                 -                   -
            154,157
  Management fee-related party                     -                80,887
            110,062
  Changes in:
   Accounts receivable                         (42,722)                -
               -
   Royalty advance                               1,543                 -
               -
   Inventory                                       -                10,082
            12,797
   Prepaid expenses                                -                11,954
             9,921
   Other current assets                            -                 9,564
               -
   Deposits and advances                        (4,600)            (25,504)
            11,330
   Due from related party                          -              (120,854)
             3,847
   Accounts payable                             42,726            (162,039)
          (127,413)
   Accrued expenses                             20,359                 -
               -
   Accrued interest                            422,931              36,556
            48,581
   Accrued interest-related party               79,993                 -
               -
   Accrued taxes payable                         4,800                 -
               -
   Provision for studio closure                    -               (31,878)
            31,878
   Prepaid asset lease                         (30,604)             30,604
               -
   Compensation payable-related party           61,390              79,540
          (119,990)
                                                ---------         ----------
         ------------
Net cash provided (used)
by operating activities                      (164,635)            (346,687)
          (604,492)
                                                ---------         ----------
         ------------
Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                               (53,213)            (33,522)
          (218,893)
  Disposal of property, plant
   and equipment                                 5,500                 -
                10
                                                ---------         ----------
         ------------
Net cash provided (used)
by investing activities                        (47,713)            (33,522)
          (218,883)

Cash Flows From
Financing Activities
Advances from related parties                     6,570            272,887
           703,783
Payments to related parties                    (116,903)                -
               -
Capital contribution                                -                7,800
               -
Proceeds from short-term debt                   405,131             74,000
            65,834
Principal payments on capital lease              (6,541)                -
               -
                                                ---------         ----------
         ------------
Net cash provided (used)
By financing activities                         288,257            354,687
           769,617
                                                ---------         ----------
         ------------
Net increase in cash and
  cash equivalents                               75,909            (25,522)
           (53,758)
Cash and cash equivalents-
  beginning of period                             1,356             26,878
            80,636
                                                ---------         ----------
         ------------
Cash and cash equivalents-
  end of year                                   $77,265           $  1,356
          $ 26,878
                                               ==========         ==========
         ============

<F/N>          The accompanying notes are an integral parts of these
financial statements.

                                                 F-5

[CAPTION]
Out-Takes, Inc.
Consolidated Notes to Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business   The Company's principal business activity is the
collection and distribution of waste natural gas in the State of California, and the conversion of such natural gas into electricity, which is then sold to retail providers of consumer electricity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Basis of Presentation   The accompanying financial statements include the
accounts of Out-Takes, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Property, Plant and Equipment - Plant and equipment are recorded at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years.

Cash and cash equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 2000.

Goodwill and acquisition related intangibles   Goodwill is recorded when the
consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Net goodwill at the reporting dates is as follows:

                                      March 31, 2000        March 31, 1999
                                      --------------        --------------
Goodwill                              $ 4,342,874            $ 4,342,784
Accumulated amortization                 (171,983)               (63,419)
                                      --------------        --------------
Net Goodwill                           $4,170,891            $ 4,279,365
                                      ==============        ==============

Amortization expense                   $  108,564            $    63,419
                                      ==============        ==============

Earnings per share - Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of March 31, 2000 and 1999, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.

Reclassifications   Certain amounts reported in previous years have been
reclassified to conform to the March 31, 2000 presentation.

2. Mergers and Acquisitions

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

In March 2000, the Company executed a letter of intent with Merger Solutions, LTD.(MSL), which among other things, provides for a merger to be effected pursuant to the provisions of a Merger Agreement. As of March 31, 2000, the merger is in process but had not yet been completed.

In June 1999, the Company executed a letter of intent with Coastal Resources Corporation, which, among other things, provides for a merger to be effected pursuant to the provisions of a Share Exchange Agreement. As of March 31, 2000, the merger is in process but had not yet been completed.

The Company has also executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement. As of March 31, 2000, the merger is in process but had not yet been completed.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:


                                          March 31, 2000     March 31, 1999
                                              ----------------
---------------

Computers and software                                 4,793              1,300

Equipment and furniture                              350,633            337,912
Leased asset                                          19,000                 -

Motor vehicle                                              -              5,500
                                               -------------
-------------

Total - At Cost                                      374,426            344,712
Less: Accumulated depreciation                      (137,628)
(95,747)

                                               -------------      -------------

Net                                            $     236,798      $     248,965

                                               =============      =============
4. Notes Payable

Note Payable - Consultant
This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of March 31, 2000 is $48,000.

Note Payable   Radovich
This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of March 31, 2000 is $30,557.

Note Payable   De Simone
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty (60) days, 10% per annum simple interest. The notes maturity had been extended to December 31, 1999 with interest and is being negotiated for another extension. The payable amount as of March 31, 2000 is $24,000.

Note Payable   Reeves
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of March 31, 2000 is $25,000.

Note Payable   Boyd
This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of March 31, 2000 is $45,000.

Note Payable   Atlas Engineering
This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of March 31, 2000 is $15,000.

Note Payable - Coastal Resources Corp.
This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal Resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The payable amount as of March 31, 2000 is $377,130.

Note Payable   Los Alamos Energy, LLC Equity Holders
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of March 31, 2000, this conversion and reverse stock split has not been completed. The payable amount as of March 31, 2000 is $4,000,000.

Note Payable   Joint Venture Working Interest
These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of March 31, 2000 is $250,279.

Note Payable   Hall
This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of March 31, 2000 is $18,000.

4. Notes Payable (concluded)

Lease Payable   Fairfield Energy Corp.
The company is the lessee of a transformer under a capital lease expiring July 2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the year ended March 31, 2000. The equipment held under capital lease at March 31, 2000 is valued at $19,000 less accumulated depreciation of $2,488.

5. Due to Related Party

The amount due to related party of $773,845 is unsecured and payable upon demand. Interest is charged at a rate of 10% per annum and for the twelve months ended March 31, 2000, was $79,993. As of March 31, 2000 and 1999 interest of $173,001 and $93,008 respectively was accrued.

6. Commitments and Contingencies

The Company has an extended 12 month non-cancelable operating lease agreement for an office facility.

Future minimum lease obligations are as follows:

         Year ended March 31
         -------------------
              2001                                 $  10,200
                                                    --------
              Total                                $  10,200
                                                   =========

In the twelve months to March 31, 2000, 1999, and 1998 total rent expense under this lease was $10,200, $10,200 and $10,200 respectively

The Company's facilities are subject to federal, state and local provisions relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the capital expenditures, revenues or expenses, or financial condition of the Company. Management believes that its current practices and procedures for the control and disposition of materials comply with all applicable federal, state and local requirements.

Los Alamos Energy, LLC (LAE) participates in certain agreements with respect to the generation of electricity from waste natural gas whereby its managing member also acts as the operator of the electrical power plant's development and production activities. As its managing member and operator, LAE is contingently liable for the activities of this venture.

7. Income Taxes

As of March 31, 2000, the Company has a net operating loss (NOL) carry forward of approximately $11,250,000. The net operating loss carry forwards expire between 2007 and 2015. No deferred tax asset has been recorded for these losses since a valuation allowance has been recorded for the portion of the NOL that is not expected to be realized.

8. New Authoritative Pronouncements

The Company intends to adopt Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of the beginning of its fiscal year 2001. The standard will require the Company to recognize all derivatives on the balance sheet at fair value. The effect of adopting the standard is not expected to have a material effect on the Company's financial position or overall results in operations.

9. Going Concern

The Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the year ended March 31, 2000 was $164,635. The Company incurred a net loss of $884,110 for the year ended March 31, 2000 and has a working capital deficit as of March 31, 2000 of $2,421,343.

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

Management plans to expand its existing power plant to a four or five mega watt facility, reduce expenses, expand operations to include direct service of consumer electricity, and convert $4,250,279 of existing debt to equity which will substantially reduce interest expense.


10. Concentrations of Credit Risk

All of the consolidated revenue of Out-Takes, Inc. is generated from the leasing of photographic equipment to one customer and the sale of electricity to Pacific Gas and Electric Company and Texaco.


11. Supplemental Cash Flow Disclosures

Cash flows from operating activities include the following cash payments:

                     March 31,        March 31,        March 31,
                       2000              1999            1998
                    ---------        ---------        ---------
Income taxes        $     -         $      -          $       -
Interest            $ 2,516         $   7,650         $   66,501

Noncash investing and financing activities include the following amounts:

                                March 31,        March 31,        March 31,
                                  2000             1999             1998
                                ---------        ---------        ---------
Capital lease of equipment       $ 19,000        $    -           $    -

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

                                  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                        Age                        Position

James. C. Harvey             51                 Chairman, President, CEO
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

Name and Address                Number of Shares          Percentage Owned
----------------                ----------------          ----------------
James C. Harvey                         0                        0%
3811 Turtle Creek Blvd.
Suite 350
Dallas, Texas 75219

All Officers and Directors              0                        0
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

                                 Out-Takes, Inc.


Dated: June 30, 2000             By:  James Harvey, President
                                      ___________________________
                                      James Harvey, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                     Date


       James Harvey         Chairman of the Board, President,   June 30, 2000
   _________________        Chief Executive Officer, Chief
       James Harvey         Financial Officer and Secretary,
       And Sole Director


[CAPTION]
EXHIBIT 10.31 PURCHASE AND SALE AGREEMENT BETWEEN COMPANY AND LOS
ALAMOS ENERGY, LLC, DATED AUGUST 31, 1998
PURCHASE AND SALE AGREEMENT

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

                  Out-Takes, INC.

 CONVERTIBLE PROMISSORY NOTE
 _____________________________

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

  (d) Litigation. There are no actions or suits at law or in equity now pending or, to the actual knowledge of Lessor, threatened which could have a material adverse effect on the Business or any of the Assets, or the ability of Lessor to consummate the transactions contemplated by this Agreement.

  (e)   Collective Bargaining Agreements. There are no collective
_______________ bargaining agreements to which Lessor is a party or by which Lessor is bound, and there is no pending or threatened labor dispute, labor union organizing attempt, strike, or work stoppage affecting either Lessor or the Business.

  (f) Benefit Plans. There are no benefit plans applicable to any of the employees of the Business that are currently in effect or which, with respect to the Business, Lessor has committed to implement prior to the Closing, except as shown on Schedule 4 to this Agreement.

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

  (b) Power and Authority. Lessee has the requisite corporate authority to enter into this Agreement and to incur and perform its obligations under this Agreement. Lessee has all necessary corporate power to own, lease, hold, and

2operate the Assets and carry on the Business as it is now being conducted. The execution, delivery, and performance by Lessee of this Agreement has been authorized by all necessary corporate action. Upon the execution and delivery of this Agreement, this Agreement shall constitute a valid and binding agreement of
Lessee, enforceable against Lessee in accordance with its terms, subject only to applicable bankruptcy, moratorium, and similar laws.

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

14.   DISCLOSURE AND NON-INTERFERENCE. The parties agree not to make any independent press releases or to disclose the terms of this Agreement except to their attorneys and other necessary parties. The parties further agree to prepare and issue a mutually agreeable press release upon Closing of this transaction, provided that Lessee understands that Lessor may be obligated to file with the SEC on Form 8-K within five days following the Closing. Further, the parties agree not to interfere in each other's businesses, nor to make any statements which would adversely impact the other's business interests.

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

APPROVED:



____________________
James C. Harvey
Sole Director
[TYPE]EX-27

[DESCRIPTION]FDS __
[ARTICLE]                     5
[LEGEND]
This schedule contains summary financial information extracted from the consolidated balance sheet and the consolidated statement of operations and is qualified in its entirety by reference to such information.



[PERIOD-TYPE]                                                   Year
[FISCAL-YEAR-END]                              Mar_31_2000
[PERIOD-END]                                   Mar_31_2000
[CASH]                                         77,265
[SECURITIES]                                   42,722
[RECEIVABLES]                                  0
[ALLOWANCES]                                   0
[INVENTORY]                                    0
[CURRENT-ASSETS]                               119,987
[PP&E]                                         236,798
[DEPRECIATION]                                 0
[TOTAL-ASSETS]                               4,550,891
[CURRENT-LIABILITIES]                        2,541,330
[BONDS]                                        0
[PREFERRED-MANDATORY]                          0
[PREFERRED]                                    0
[COMMON]                                    20,788,122
[OTHER-SE]                                     0
[TOTAL-LIABILITY-AND-EQUITY]                 4,550,824
[SALES]                                        216,623
[TOTAL-REVENUES]                               216,623
[CGS]                                          212,323
[TOTAL-COSTS]                                  212,323
[OTHER-EXPENSES]                               373,665
[LOSS-PROVISION]                              (369,365)
[INTEREST-EXPENSE]                             509,905
[INCOME-PRETAX]                               (884,110)
[INCOME-TAX]                                   0
[INCOME-CONTINUING]                           (884,110)
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
[NET-INCOME]                                  (884,110)
[EPS-BASIC]                                    (0.04)
[EPS-DILUTED]                                  (0.04)