Form 10-Q
period 2000-06-30
OUT TAKES INC
filed 2000-08-22
CIK 889353

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2000

( )      Transition report pursuant of Section 13 or 15(d) of the
Securities Exchange Act of 1939 for the transition period ____ to______


                  COMMISSION FILE NUMBER 0-21322
                                         -------

                         OUT TAKES, INC.
           ------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                              95-4363944
-------------------------------            ---------------------
(State or other jurisdiction of            (IRS Employer ID No.)
 incorporation or organization)




3811 Turtle Creek Blvd., Suite 350     Telephone 214-528-8200
-------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock as of June
30, 2000....................................  20,788,122 shares.

Transitional Small Business Disclosure Format (check one):
   Yes      No X
       ---    ---

                       TABLE OF CONTENTS
                       ------------------

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

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K May 4, 1998 September 14, 1998

SIGNATURES

FINANCIAL DATA SCHEDULE








































Out-Takes, Inc.
Consolidated Balance Sheets (Unaudited)

                                                        June 30,            March 31,
                                                        2000                2000
                                                        -------             --------
Assets

Current Assets
Cash and cash equivalents                              $   11,953        $    77,265
Accounts receivable                                        22,293             42,722
Note receivable                                            11,000                -0-

Total Current Assets                                       45,246            119,987

Property, Plant and Equipment-net                         223,024            236,798

Other Non-Current Assets
Goodwill-net                                             4,143,750         4,170,891
Deposits and advances                                       23,148            23,148

Total Assets                                           $ 4,435,168       $ 4,550,824

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable                                       $    81,980       $    95,067
Accrued expenses                                            27,141            25,159
Compensation payable-related parties                       162,210           211,390
Accrued interest                                           517,034           422,931
Accrued interest-related parties                           192,999           173,001
Deferred income                                              6,971             6,971
Short-term notes                                           856,477           832,966
Due to related parties                                     773,845           773,845

Total Current Liabilities                                2,618,657         2,541,330

Long-Term Debt
Notes payable                                            4,011,459         4,011,459

Stockholders' Equity
Common stock, par value $0.01 per share,
35,000,000 shares authorized; 20,788,122
shares issued of which 292,396 are in
Treasury                                                   207,882           207,882
Preferred stock, par value $0.01 per
share, 5,000,00 shares authorized;
none issued                                                   -0-                -0-
Capital in excess of par                                9,918,230          9,913,230
Accumulated deficit                                   (12,212,654)       (12,014,671)

                                                       (2,086,542)        (1,893,559)

Treasury stock, at cost                                  (108,406)          (108,406)

Total Liabilities and
Stockholders' Equity                                  $ 4,435,168        $ 4,550,824

                           See accountants' compilation report.







Out-Takes, Inc.
Consolidated Statement of Income (Unaudited)
                                                     Three Months Ended June 30,
                                                        2000            1999

Revenues                                            $  53,258         $  45,238

Cost of Revenues                                       76,795            30,567

Gross Margin                                          (23,537)           14,671

General and administrative                             44,734            99,885

Income (loss) from operations                         (68,271)          (85,214)

Other Income (Expense)
Interest expense                                     (109,714)           (7,529)
Interest expense-related parties                      (19,998)          (23,430)

Total Other Income (Expenses)                        (129,712)          (30,959)

Provision (benefit) for income taxes                        -                 -

Net Income (Loss)                                   ($197,983)        ($116,173)

Net income (Loss) Per Share                                ($0.01)            ($0.01)
Weighted average common shares outstanding         20,495,726        20,495,726

                           See accountants' compilation report.

Out-Takes, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
                              Common Stock                      Additional
                              Number of        Common Stock     Paid-In      Accumulated
                              Shares           Amount           Capital      Deficit
                              ------------     ------------     ----------   -----------
Balance, March 31, 1999       20,788,122      $   207,882      $ 9,913,230  (11,130,561)

Net income (loss)                     -                -                -      (884,110)
                              20,788,122      $   207,882      $ 9,913,230 $(12,014,671)



                                       Treasury            Deferred
                                       Stock               Compensation         Total

Balance, March 31, 1999              $ (108,406)          $       -       $(1,117,855)

Net income (loss)                            -                    -          (884,110)

Balance, March 31, 2000               $(108,406)          $       -       $(2,001,965)


                                    Common Stock                Additional
                                    Number of     Common Stock  Paid-In     Accumulated
                                    Shares        Amount        Capital     Deficit
                                    ------------  ------------  ----------  -----------

Balance, March 31, 2000           20,788,122     $ 207,882     $ 9,913,230 $ (12,014,671)

Capital Contribution                      -             -            5,000             -

Net income (loss)                         -              -              -      (197,983)
Balance , June 30, 2000            20,788,122      $207,882     $9,918,230 $(12,212,654)


                                                   Treasury      Deferred
                                                   Stock         Compensation    Total
                                                   --------      ------------    -----

Balance, March 31, 2000                           $(108,406)      $     -     $(2,001,965)
Capital Contribution                                     -              -           5,000

Net income (loss)                                        -              -        (197,983)
Balance, June 30, 2000                            $(108,406)      $     -     $(2,194,948)

                               See accountants' compilation report.
















Out-Takes, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                      Three Months ended June 30,
                                                      2000                  1999
Cash Flows From
Operating Activities
Net Income (Loss)                                    ($197,983)         ($116,173)
Noncash items included
 In net income (loss)
  Depreciation and amortization                         40,915             40,891
  Loss on closure of Irvine Studio                           -                  -
  Management fee-related party                               -                  -
  Changes in:
   Accounts receivable                                  20,428             (4,358)
   Royalty advance                                           -                  -
   Inventory                                                 -                  -
   Prepaid expenses                                          -                  -
   Other current assets                                      -                  -
   Deposits and advances                                     -                  -
   Bank overdraft-10,612
   Due from related party                                    -                  -
   Accounts payable                                    (11,771)             2,361
   Accrued expenses                                      1,982              2,674
   Accrued interest                                     94,103              9,545
   Accrued interest-related party                       19,998             21,411
   Accrued taxes payable                                     -                  -
   Deferred income                                           -            (22,953)
   Provision for studio closure                              -                  -
   Prepaid asset lease                                       -                  -
   Compensation payable-related party                   22,500             15,000

Net cash provided (used)
by operating activities                                 (9,828)          (40,990)

Cash Flows From
Investing Activities
  Increase in note receivable                          (11,000)                 -
  Purchase of property, plant
   and equipment                                             -            (2,453)
  Disposal of property, plant
   and equipment                                             -                  -

Net cash provided (used)
by investing activities                                (11,000)           (2,453)

Cash Flows From
Financing Activities
Advances from related parties                           14,449                  -
Payments to related parties                            (88,760)          (32,794)
Capital contribution                                     5,000
Proceeds from short-term debt                           29,827            75,000
Principal payments on long-term debt                    (5,000)                 -
Principal payments on capital lease                         -                   -

Net cash provided (used)
By financing activities                                (55,484)           42,206
Net increase in cash and
  cash equivalents                                     (65,312)           (1,237)
Cash and cash equivalents-
  beginning of period                                   77,265             1,356
Cash and cash equivalents-
  end of year                                          $11,953              $119
                           See accountants' compilation report.


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

Goodwill and acquisition related intangibles   Goodwill is
recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired.
Goodwill is amortized on a straight-line basis over 40 years.
Net goodwill at the reporting dates is as follows:

                           June 30, 2000        March 31, 1999
                           --------------       --------------
Goodwill                    $4,342,874            $4,342,874
Accumulated amortization      (199,124)             (171,983)
                               ---------             --------
Net Goodwill                $4,143,750            $4,170,891
                             ===========           ===========

Amortization expense           $27,141              $108,564
                             ===========           ===========

Earnings per share - Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of June 30 and March 31,2000, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.

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

In March 2000, the Company executed a letter of intent with Merger Solutions, LTD.(MSL), which among other things, provides for a merger to be effected pursuant to the provisions of a Merger Agreement. As of June 30, 2000, the merger is in process but had not yet been completed.

In June 1999, the Company executed a letter of intent with Coastal Resources Corporation, which, among other things, provides for a merger to be effected pursuant to the provisions of a Share Exchange Agreement. As of June 30, 2000, the merger is in process but had not yet been completed.

The Company has also executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement. As of June 30, 2000, the merger is in process but had not yet been completed.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

                          June 30, 2000     March 31, 2000

Computers and software        4,793              4,793
Equipment and furniture     350,633            350,633
Leased asset                 19,000             19,000
                          -------------      -------------

Total - At Cost             374,426            374,426
Less: Accumulated
depreciation               (151,402)          (137,628)
                          -------------      -------------
Net                   $     223,024      $     236,798
                          =============      =============
4. Notes Payable

Note Payable - Consultant
This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of June 30, 2000 is $48,000.

Note Payable   Radovich
This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of June 30, 2000 is $30,557.

Note Payable   De Simone
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty (60) days, 10% per annum simple interest. The notes maturity had been extended to December 31, 1999 with interest and is being negotiated for another extension. The payable amount as of June 30, 2000 is $19,000.

Note Payable   Reeves
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of June 30, 2000 is $25,000.

Note Payable   Boyd
This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of June 30, 2000 is $45,000.

Note Payable   Atlas Engineering
This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of June 30, 2000 is $15,000.

Note Payable - Coastal Resources Corp.
This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal Resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The payable amount as of June 30, 2000 is $405,641.

Note Payable   Los Alamos Energy, LLC Equity Holders
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of March 31, 2000, this conversion and reverse stock split has not been completed. The payable amount as of June 30, 2000 is $4,000,000.

Note Payable   Joint Venture Working Interest
These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of June 30, 2000 is $250,279.


Note Payable   Hall
This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of June 30, 2000 is $18,000.

Lease Payable   Fairfield Energy Corp.
The company is the lessee of a transformer under a capital lease expiring July 2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the three months ended June 30, 2000. The equipment held under capital lease at June 30, 2000 is valued at $19,000 less accumulated depreciation of $3,110.

Future minimum lease obligations are as follows:

Year ended March 31
-------------------
2001            $  6,137
2002            $  6,137
2003            $  6,137
2004            $  2,046
                --------
Total           $ 20,457
Less interest      5,162

Present value of net minimum lease payment      $  15,295
                                                ---------
5. Due to Related Party

The amount due to related party of $773,845 is unsecured and payable upon demand. Interest is charged at a rate of 10% per annum and for the three months ended June 30, 2000 and 1999 was $19,998 and $30,959 respectively. As of June 30, 2000 and March 31, 2000 interest of $192,999 and $173,001 respectively was accrued.

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
                                                   =========

In the three months ended June 30, 2000 and 1999 total rent expense under this lease was $2,550 and $2,550 respectively

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


9. Going Concern

The Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the year ended March 31, 2000 was $164,635. The Company incurred a net loss of $884,110 for the year ended March 31, 2000 and has a working capital deficit as of March 31, 2000 of $2,421,343. This trend continued for the three months ended June 30, 2000.

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

Management plans to expand its existing power plant to a four or five mega watt facility, reduce expenses, expand operations to include direct service of consumer electricity, and convert $4,750,279 of existing debt and its related accrued interest to equity, which will substantially reduce interest expense.


10. Concentrations of Credit Risk

All of the consolidated revenue of Out-Takes, Inc. is generated from the leasing of photographic equipment to one customer and the sale of electricity to Pacific Gas and Electric Company and Texaco.

11. Supplemental Cash Flow Disclosures

Cash flows from operating activities include the following cash payments:

                                 June 30,           June 30,
                                 2000               1999
                                 --------           --------

Income taxes                    $    -             $     -
Interest                        $ 11,611           $   7,650






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

The Company continues to operate at a net loss. Management believes that the leasing of its photography studio assets, which enabled it to cut down on payroll and lease expenses, and the acquisition of Los Alamos Energy, which generates revenues of approximately $20,000 per month from electrical power sales will have a positive impact on the Company's operating results as no further losses will be incurred by the photo studio operations. Therefore, management expects to see that net losses will be discontinued in the current fiscal year. The Company's short term objectives are to increase the capacity of the Los Alamos power plant to 4mW, which will improve the revenues from the power plant operations. However, this takes $1.2 to 1.5 million in equity capital to purchase new equipment. There can be no assurance that the Company will succeed in raising this equity capital.

Results of Operations

Period ended June 30, 2000 compared with June 30, 1999

The net loss for the period ended June 30, 2000, was $197,983 compared with $116,173 for the period ended June 30, 1999.

The Company overall generated $53,258 in revenues in the period ended June 30, 2000 compared to revenues of $451,238 in the fiscal year ended March 31, 1999. Management attributes this increase to the change in business focus.



Liquidity and Capital Resources

At June 30, 2000 the Company had a working capital deficit of $2,573,411 as compared to a working capital deficit on March 31, 2000 of $2,421,343. The company attributes this change to the sale of its photo studio business.

Net cash used in operating activities was $9,828 for the period ended June 30, 2000 compared to the utilization of $40,990 of cash for the same period last year.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

Other Matters

The Company's securities are quoted on the National Quotation Bureau's "pink sheets." Last month, it's quotation was dropped on the OTC-Bulletin Board, where it is traded under the trading symbol OUTT. It currently has an application pending before the NASD to have its securities quoted on the NASD OTC Bulletin Board.

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


Out-Takes, Inc.
Dated: August 18, 2000               By:  James Harvey
                                          -----------------------
                                          James Harvey, President
                                          Secretary and Chief
                                          Financial Officer





[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-START]                             MAR-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                           11953
[SECURITIES]                                         0
[RECEIVABLES]                                    22293
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                 45246
[PP&E]                                          223024
[DEPRECIATION]                                   40915
[TOTAL-ASSETS]                                 4435168
[CURRENT-LIABILITIES]                          2618657
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        207882
[OTHER-SE]                                     9913230
[TOTAL-LIABILITY-AND-EQUITY]                   4435168
[SALES]                                          53258
[TOTAL-REVENUES]                                 53258
[CGS]                                            76795
[TOTAL-COSTS]                                    76795
[OTHER-EXPENSES]                                129712
[LOSS-PROVISION]                               (187983)
[INTEREST-EXPENSE]                             (129712)
[INCOME-PRETAX]                                (197983)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (197983)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (197983)
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.01)