Form 10-Q
period 2000-09-30
OUT TAKES INC
filed 2000-11-20
CIK 889353

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                              FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

The number of shares of the registrant's common stock as of September 30, 2000
 ....................................  20,788,122 shares.

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

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K May 4, 1998 September 14, 1998

SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]
Out-Takes, Inc.
Consolidated Balance Sheets (Unaudited)

                                                September 30,    March 31,
                                                2000             2000
                                                ---------        ---------
Assets
Current Assets
Cash and cash equivalents                    $    23,785         $77,265
Accounts receivable                               67,589          42,722
Note receivable                                   11,000              -0-
                                                 -------           -------
Total Current Assets                             102,374         119,987
                                                 -------        -------

Property, Plant and Equipment-net                250,798         236,798

Other Non-Current Assets
Goodwill-net                                   4,089,468       4,170,891
Deposits and advances                             23,148          23,148
                                               ---------        -------
Total Assets                                 $ 4,424,240    $  4,550,824
                                               =========       =========

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                 $21,343    $     95,067
Accrued expenses                                  88,008          25,159
Compensation payable-related parties             165,070         211,390
Accrued interest                                 537,032         422,931
Accrued interest-related parties                 310,737         173,001
Deferred income                                    6,971           6,971
Short-term notes                                 856,477         832,966
Due to related parties                           773,845         773,845
                                               ---------        -------
Total Current Liabilities                      2,759,483       2,541,330
                                               ---------        -------
Long-Term Debt
Notes payable                                  4,011,459       4,011,459
                                               ---------        -------
Stockholders' Equity
Common stock, par value $0.01 per share,
35,000,000 shares authorized; 20,788,122
shares issued of which 292,396 are in
Treasury                                         207,882         207,882
Preferred stock, par value $0.01 per
share, 5,000,00 shares authorized;
none issued                                          -0-              -0-
Capital in excess of par 9,918,230 9,913,230
Accumulated deficit                          (12,572,380)    (12,014,671)
                                             ------------    -----------
                                              (2,446,178)     (1,893,559)
                                             -----------     -----------
Treasury stock, at cost                         (108,406)      (108,406)
                                             -----------   -----------
Total Liabilities and
Stockholders' Equity                         $ 4,424,240    $ 4,550,824
                                              =========      =========

[CAPTION]
OUT TAKES, INC.
CONSOLIDATED STATEMENT OF INCOME
AS OF SEPTEMBER 30, 2000 AND
SEPTEMBER 30, 1999 (unaudited)

                                                  2000          1999
                                              -------------------------
Revenues                                       $221,853     $  13,875
Cost of Revenues                                 98,645        21,530
                                                -------        -------
Gross Margin                                    123,208        (7,655)
General and Administrative Expenses             223,510        68,588
                                                -------        -------
Income (loss) from operations                  (100,302)      (76,243)
                                                -------       -------
Other Income (Expense)
Interest expense-related parties               (219,428)      (21,142)
Interest expense                                (39,996)       (2,099)
                                                -------       -------
                                               (259,424)      (23,241)
                                                -------       -------
Net Income (Loss)                             ($359,726)     ($99,484)
                                               ========       =======
Net Income (Loss) per share                      ($0.01)       ($0.01)
                                                ======        ======
Weighted average common
Shares outstanding                          20,495,726     20,495,726
                                            ==========     ==========



[CAPTION]
CONSOLIDATED STATEMENT OF CASH FLOWS
AS OF SEPTEMBER 30, 2000 and 1999
(unaudited)                                         1999            2000
                                                   ----------------------
Cash Flows From
Operating Activities
Net Income (Loss)                                 ($215,657)   ($359,726)
Noncash items included
 In net income (loss)
  Depreciation and amortization                      81,782       81,830
    Changes in:
   Accounts receivable                                   -0-    ( 62,493)
   Accounts payable                                   6,205       13,970
   Accrued expenses                                                2,674
   Accrued interest                                   2,608      259,424
   Accrued interest-related party                    51,589           -0-
   Deferred income                                  (30,604)          -0-
   Compensation payable-related party                30,000        45,000

Net cash provided (used)
by operating activities                             (71,403)      (21,995)
Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                                        729            -0-
 Loan payable                                       ( 6,000)
Net cash provided (used)
by investing activities                                 729       ( 6,000)
Cash Flows From
Financing Activities
Advances from related parties                      (351,614)      (25,486)
Net cash provided (used)
By financing activities                               70,000      (25,486)

Net increase in cash and
  cash equivalents                                     (674)      (53,481)
Cash and cash equivalents-
  beginning of period                                   506        77,265
Cash and cash equivalents-
  end of period                                   $    (168)    $  23,784



[CAPTION]
Out-Takes, Inc.
Consolidated Notes to Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business - The Company's principal business activity is the collection and distribution of waste natural gas in the State of California, and the conversion of such natural gas into electricity, which is then sold to retail providers of consumer electricity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Basis of Presentation - The accompanying financial statements include the accounts of Out-Takes, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Goodwill and acquisition related intangibles - Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Net goodwill at the reporting dates is as follows:

                                     September 30, 2000      March 31, 2000
                                     --------------        --------------
Goodwill                             $ 4,342,874            $4,342,874
Accumulated amortization                (226,265)             (171,983)
                                       ---------              --------
Net Goodwill                          $4,116,609            $4,170,891
                                       =========           ===========
Amortization expense                  $   54,282            $  108,564
                                       =========            ========

Earnings per share - Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of September 30 and March 31,2000, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.


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

In March 2000, the Company executed a letter of intent with Merger Solutions, LTD.(MSL), which among other things, provides for a merger to be effected pursuant to the provisions of a Merger Agreement. As of September 30, 2000, the merger is in process but had not yet been completed.

In June 1999, the Company executed a letter of intent with Coastal Resources Corporation, which, among other things, provides for a merger to be effected pursuant to the provisions of a Share Exchange Agreement. As of September 30, 2000 the merger has been terminated.

The Company has also executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement. As of September 30, 2000, the merger is in process but had not yet been completed.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:


                                         September 30, 2000     March 31, 2000

Computers and software                              4,793            4,793
Equipment and furniture                           350,633          350,633
Leased asset                                       19,000           19,000

                                               -------------      -------------

Total - At Cost                                   374,426          374,426
Less: Accumulated depreciation                   (165,176)        (137,628)
                                               -------------      -------------
Net                                            $  209,250      $   236,798
                                               =============      =============
4. Notes Payable

Note Payable - Consultant
This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of September 30, 2000 is $48,000.

Note Payable - Radovich
This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of September 30, 2000 is $30,557.

Note Payable - De Simone
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty (60) days, 10% per annum simple interest. The notes maturity had been extended to December 31, 1999 with interest and is being negotiated for another extension. The payable amount as of September 30, 2000 is $19,000.

Note Payable - Reeves
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of September 30, 2000 is $25,000.

Note Payable - Boyd
This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of September 30, 2000 is $45,000.

Note Payable - Atlas Engineering
This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of September 30, 2000 is $15,000.

Note Payable - Coastal Resources Corp.
This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal Resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through Septebmer 2000. Note Payable - Los Alamos Energy, LLC Equity Holders
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of September 30, 2000, this conversion and reverse stock split has not been completed. The payable amount as of September 30 is $4,000,000.

Note Payable - Joint Venture Working Interest
These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of September 30, 2000 is $250,279.

Note Payable - Hall
This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of September 30, 2000 is $12,000.

Lease Payable - Fairfield Energy Corp.
The company is the lessee of a transformer under a capital lease expiring July 2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the six months ended September 30, 2000. The equipment held under capital lease at September 30, 2000 is valued at $19,000 less accumulated depreciation of $6,220.

Future minimum lease obligations are as follows:

         Year ended March 31
         -------------------
          2001                          $    6,137
          2002                               6,137
          2003                               6,137
          2004                               2,046
                                            --------
              Total                     $   20,457
              Less interest                  5,162

     Present value of net minimum lease payment    $  15,295

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
                                                   =========

In the six months ended September 30, 2000 and 1999 total rent expense under this lease was $5,100 and $5,100 respectively

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


Out-Takes, Inc.
Consolidated Notes to Financial Statements


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

9. Going Concern

The Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the year ended March 31, 2000 was $164,635. The Company incurred a net loss of $884,110 for the year ended March 31, 2000 and has a working capital deficit as of March 31, 2000 of $2,421,343. This trend continued for the six months ended September 30, 2000

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon its ability to generate net cash from operations. The Company's recurring operating losses and net working capital deficiency raises substantial doubt about the entity's ability to continue as a going concern.

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


Out-Takes, Inc.
Dated: November 17, 2000             By:  James Harvey
                                          -----------------------
                                          James Harvey, President
                                          Secretary and Chief
                                          Financial Officer





[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-START]                             MAR-31-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                           23785
[SECURITIES]                                         0
[RECEIVABLES]                                   78,589
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                250798
[PP&E]                                          223024
[DEPRECIATION]                                   40915**
[TOTAL-ASSETS]                                 4424240
[CURRENT-LIABILITIES]                          2759483
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        207882
[OTHER-SE]                                     4216358
[TOTAL-LIABILITY-AND-EQUITY]                   4424240
[SALES]                                         221853
[TOTAL-REVENUES]                                221853
[CGS]                                            98465
[TOTAL-COSTS]                                    98465
[OTHER-EXPENSES]                                219428
[LOSS-PROVISION]                               (358726)
[INTEREST-EXPENSE]                              (39996)
[INCOME-PRETAX]                                (359726)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (359726)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (359726)
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.01)