Form 10QSB/A
period 2000-09-30
OUT TAKES INC
filed 2000-11-20
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                               AMENDMENT NO.1 TO
                                   FORM 10QSB

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

Results of Operations

Period ended September 30, 2000 compared with September 30, 1999 The net loss for the period ended September 30, 2000, was $359,726 compared with $99,484 for the period ended September 30, 1999. The Company overall generated $221,853 in revenues in the period ended September 30, 1999 compared to revenues of $13,875 in the period ended March 31, 1999. Management attributes this increase to the change in business focus.

Liquidity and Capital Resources

At September 30, 2000 the Company had a working capital deficit of $2,657,109 as compared to a working capital deficit on September 30, 1999 of $2,529,343.

Net cash used in operating activities was $71,403 for the period ended September 30, 2000 compared to the utilization of $21,995 of cash for the same period last year. The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

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



[CAPTION]
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