Form 10-Q
period 2000-12-31
OUT TAKES INC
filed 2001-02-27
CIK 889353

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


                          COMMISSION FILE NUMBER 0-21322
                                               --------

                                 OUT TAKES, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          Delaware                                        95-4363944
----------------------------------               -------------------------
(State or other jurisdiction of              (IRS Employer  Identification No.)
 incorporation or organization)


 ****************************                Telephone *****************
  ------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock as of December 31, 2000: 20,788,122 shares.

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

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K - January 19, 2001

SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]
                                Out-Takes, Inc.
                          Consolidated Balance Sheets

                                                December 31,    March 31,
                                                   2000           2000
                                                (UNAUDITED)
                                                ---------        ---------
Assets
Current Assets
Cash and cash equivalents                    $       757         $77,265
Accounts receivable                              134,222          42,722
Note receivable                                      517
                                                 -------         -------
Total Current Assets                             135,496         119,987
                                                 -------        -------

Property, Plant and Equipment-net                223,675         236,798

Other Non-Current Assets
Goodwill-net                                   4,062,327       4,170,891
Deposits and advances                             23,148          23,148
                                               ---------       ---------
Total Assets                                 $ 4,444,646    $  4,550,824
                                               =========       =========
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                              $  125,218    $     95,067
Accrued expenses                                  22,173          25,159
Compensation payable-related parties             271,390         211,390
Accrued interest                                 201,232         422,931
Accrued interest-related parties                       -         173,001
Deferred income                                    8,715           6,971
Notes payable                                  1,429,150       1,606,811
                                               ---------        -------
Total Current Liabilities                      2,057,878       2,541,330
                                               ---------        -------
Long-Term Debt
Notes payable                                  4,368,541       4,011,459
                                               ---------        -------
Stockholders' Equity
Common stock, par value $0.01 per share,
35,000,000 shares authorized; 20,788,122
shares issued of which 292,396 shares
  are in Treasury                                207,882         207,882
Preferred stock, par value $0.01 per
share, 5,000,00 shares authorized;
none issued                                          -0-              -0-
Capital in excess of par                       9,918,230       9,913,230
Accumulated deficit                          (11,999,479)    (12,014,671)
                                             ------------    -----------
                                              (1,873,367)     (1,893,559)
                                             -----------     -----------

Treasury stock, at cost                         (108,406)      (108,406)
                                             -----------     -----------
Total Liabilities and
Stockholders' Equity                         $ 4,444,646    $ 4,550,824
                                              ==========     ==========


[CAPTION]
                                OUT TAKES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                             AND DECEMBER 31, 1999

                                                 2000           1999
                                              (UNAUDITED)    (UNAUDITED)
                                              -------------------------
Revenues                                       $167,292     $  54,270
Cost of Revenues                                 25,755        44,427
                                                -------        -------
Gross Margin                                    131,581         9,843
General and Administrative Expenses              63,442        51,053
                                                -------        -------
Income (loss) from operations                    68,139       (41,210)
                                                -------       -------
Other Income (Expense)
Interest expense-related parties                      -       ( 6,293)
Interest expense                                      -       (19,345)
                                                -------       -------
                                                      -       (25,638)
                                                -------       -------
Net Income (Loss)                               $68,139      ($66,848)
                                               ========       =======


Net Income (Loss) per share                     ($0.00)        ($0.00)
                                               ========      ========

Weighted average common
Shares outstanding                          20,495,726     20,495,726
                                            ==========     ==========

[CAPTION]
                                OUT TAKES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
                             AND DECEMBER 30, 1999


                                                  2000         1999

                                              (UNAUDITED)    (UNAUDITED)
                                              -------------------------
Revenues                                       $311,566     $ 113,383
Cost of Revenues                                122,948        96,524
                                                -------       --------
Gross Margin                                    188,618        16,859
General and Administrative Expenses             173,490       219,526
                                                -------       --------
Income (loss) from operations                    15,128      (202,667)
                                                -------       -------
Other Income (Expense)
Interest expense-related parties                      -       ( 6,293)
Interest expense                              (      64)      (73,545)
                                                -------       -------
                                              (      64)      (79,838)
                                                -------       -------
Net Income (Loss)                                15,192     ($282,505)
                                               ========       =======


Net Income (Loss) per share                     ($0.00)        ($0.00)
                                               ========      ========

Weighted average common
Shares outstanding                          20,495,726     20,495,726
                                            ==========     ==========

[CAPTION]
                                OUT-TAKES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000          1999
                                                 (UNAUDITED)  (UNAUDITED)
                                                   ----------------------
Cash Flows From
Operating Activities
Net Income (Loss)                                  $ 15,192    ($282,505)
Noncash items included
 In net income (loss)
  Depreciation and amortization                     121,687      218,420
    Changes in:
   Accounts receivable                              (92,017)    ( 19,076)
   Accounts payable                                  30,151        5,928
   Accrued expenses                                  (2,986)    ( 51,269)
   Accrued interest                                (216,698)      19,190
   Accrued interest-related party                  (173,001)      58,147
   Deferred income                                    1,743            -
   Compensation payable-related party                60,000       36,369
                                                    -------       -------
Net cash provided (used)
by operating activities                            (255,929)     (14,796)

Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                                          -      (12,271)
                                                    -------       -------
Net cash provided (used)
by investing activities                                   -      (12,271)
Cash Flows From
Financing Activities
  Advances from related parties                                    11,746
  Payments to related parties                                    (191,140)
  Proceeds from short-term debt                     (177,661)     205,001
  Proceeds from long-term debt                       357,082     ( 23,345)
                                                     -------      --------
Net cash provided (used)
By financing activities                             179,421      (  2,262)

Net decrease in cash and
  cash equivalents                                 ( 76,508)      (24,805)

Cash and cash equivalents-
  beginning of period                                77,265           506
                                                   --------       --------
Cash and cash equivalents-
  end of period                                    $    757       ($24,299)
                                                   ========       ========

[CAPTION]
                                Out-Takes, Inc.
                   Consolidated Notes to Financial Statements
                                  (UNAUDITED)


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

Cash and cash equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at December 31, 2000 and March 31, 2000

Goodwill and acquisition related intangibles - Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Net goodwill at the reporting dates is as follows:

                                     December 31, 2000      March 31, 2000
                                     --------------        --------------
Goodwill                             $ 4,342,874            $4,342,874
Accumulated amortization                (280,547)             (171,983)
                                       ---------              --------
Net Goodwill                          $4,062,327            $4,170,891
                                       =========           ===========
Amortization expense                  $   81,423            $  108,564
                                       =========            ==========


Earnings per share - Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of December 31 and March 31,2000, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.

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

In March 2000, the Company executed a letter of intent with Merger Solutions, LTD.(MSL), which among other things, provides for a merger to be effected pursuant to the provisions of a Merger Agreement. As of December 31, 2000, the merger is in process but had not yet been completed.

In June 1999, the Company executed a letter of intent with Coastal Resources Corporation, which, among other things, provides for a merger to be effected pursuant to the provisions of a Share Exchange Agreement. As of December 31, 2000 the merger has been terminated.

The Company has also executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement. As of December 31, 2000, the merger is in process but had not yet been completed.


3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:


                                         December 31, 2000     March 31, 2000

Computers and software                              4,793            4,793
Equipment and furniture                           350,633          350,633
Leased asset                                       19,000           19,000

                                               -------------      -------------

Total - At Cost                                   374,426          374,426
Less: Accumulated depreciation                   (150,751)        (137,628)
                                               -------------      -------------
Net                                            $  223,675      $   236,798
                                               =============      =============

4. Notes Payable

Note Payable - Consultant

This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of December 31, 2000 is $48,000.


Note Payable - Radovich

This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of December 31, 2000 is $29,444.


Note Payable - De Simone

This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty (60) days, 10% per annum simple interest. The notes maturity had been extended to December 31, 1999 with interest and is being negotiated for another extension. The payable amount as of December 31, 2000 is $10,000.

Note Payable - Reeves

This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of December 31, 2000 is $25,000.

Note Payable - Boyd

This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of December 31, 2000 is $45,000.

Note Payable - Atlas Engineering

This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of December 31, 2000 is $62,984.

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


Note Payable - Los Alamos Energy, LLC Equity Holders

This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of December 31, 2000, this conversion and reverse stock split has not been completed. The payable amount as of December 31 is $4,000,000.

Note Payable - Joint Venture Working Interest

These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of December 31, 2000 is $220,834.

Note Payable - Hall

This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of September 30, 2000 is $8,000.


Lease Payable - Fairfield Energy Corp.

The company is the lessee of a transformer under a capital lease expiring July 2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the six months ended December 31, 2000. The equipment held under capital lease at December 31, 2000 is valued at $19,000 less accumulated depreciation of $6,220.

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



5. Due to Related Party

The amount due to related party of $773,845 is unsecured and payable upon demand. Interest is charged at a rate of 10% per annum and for the nine months ended December 31, 2000 and 1999 was $19,998 and $30,959 respectively. As of June
30, 2000 and March 31, 2000 interest of $192,999 and $173,001 respectively was accrued.


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
                                                   =========

In the nine months ended December 31, 2000 and 1999 total rent expense under this lease was $5,100 and $5,100 respectively

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



Out-Takes, Inc.
Consolidated Notes to Financial Statements (UNAUDITED)



9. Going Concern

The Company has been unsuccessful in generating net cash from operations. The net cash used by the Company in operating activities in the year ended March 31, 2000 was $164,635. The Company incurred a net loss of $884,110 for the year ended March 31, 2000 and has a working capital deficit as of March 31, 2000 of $2,421,343. This trend continued for the nine ended December 31, 2000.

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

Out-Takes, Inc.


   Dated: April 4, 2000                 By:     Jody Lind**
                                          ---------------------------
                                          James Harvey, President

                                          Secretary and Chief Financial Officer
[CAPTION]
FINANCIAL DATA SCHEDULE
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-START]                             MAR-31-2000
[PERIOD-END]                               DEC-30-2000
[CASH]                                             757
[SECURITIES]                                         0
[RECEIVABLES]                                  137,222
[ALLOWANCES]                                         0
[INVENTORY]                                          0

[CURRENT-ASSETS]                               135,496
[PP&E]
                   219987
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               4,444,646
[CURRENT-LIABILITIES]                        2,057,878
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       207,882
[OTHER-SE]                                   9,918,230
[TOTAL-LIABILITY-AND-EQUITY]                 4,444,646
[SALES]                                        167,292
[TOTAL-REVENUES]                               167,292
[CGS]                                           63,442
[TOTAL-COSTS]                                   63,442
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                              (681,139)
[INTEREST-EXPENSE]                              (    0)
[INCOME-PRETAX]                                 (66848)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (681,139)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (681,139)
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.01)