Form 10-Q/A
period 2000-12-31
OUT TAKES INC
filed 2001-02-28
CIK 889353

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                          COMMISSION FILE NUMBER 0-21322
                                               --------

                                 OUT TAKES, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          Delaware                                      95-4363944
----------------------------------               -------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


 3811 Turtle Creek Blvd., Suite 350
 Dallas, Texas  75219                       Telephone  (214)528-8200
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

Out-Takes, Inc.


   Dated: February 27, 2001                By:  /s/ Jody P. Lenihan
                                          ---------------------------
                                           Jody P. Lenihan, Vice President

[CAPTION]
FINANCIAL DATA SCHEDULE
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-START]                             MAR-31-2000
[PERIOD-END]                               DEC-30-2000
[CASH]                                             757
[SECURITIES]                                         0
[RECEIVABLES]                                  137,222
[ALLOWANCES]                                         0
[INVENTORY]                                          0

[CURRENT-ASSETS]                               135,496
[PP&E]                                         219,987
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               4,444,646
[CURRENT-LIABILITIES]                        2,057,878
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       207,882
[OTHER-SE]                                   9,918,230
[TOTAL-LIABILITY-AND-EQUITY]                 4,444,646
[SALES]                                        167,292
[TOTAL-REVENUES]                               167,292
[CGS]                                           63,442
[TOTAL-COSTS]                                   63,442
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                              (681,139)
[INTEREST-EXPENSE]                              (    0)
[INCOME-PRETAX]                                 (66848)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (681,139)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (681,139)
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.01)