Form 10-K
period 2001-03-31
OUT TAKES INC
filed 2001-07-17
CIK 889353

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 2001
                                       OR
    [__]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________to_________

                        Commission File Number: 0-21322

                                OUT-TAKES, INC.
                 (Name of small business issuer in its charter)

              Delaware                              95-4363944
  (State or other jurisdiction of        (I.R.S.  Employer Identification
No.)
  incorporation or organization)

 3811 Turtle Creek Blvd., Suite 350 , Dallas, Texas              75219
 (Address of principal executive offices)                     (Zip Code)

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
 Yes   X        No
    -----           ------
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ___

The issuer's revenues for the most recent fiscal year were $547,755.

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2001 was $********.

The number of shares outstanding of the issuer's Common Stock as of March 31, 2001 was 20,788,122.

Transitional Small Business Disclosure Format (Check One): Yes      No X

 ___________________________________________________________________________

                                Out-Takes, INC.

       FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDING MARCH 31, 2000

                               TABLE OF CONTENTS                      Page
                               -----------------                      ----
PART I                                                                    1

  ITEM 1.   DESCRIPTION OF BUSINESS                                       1

  ITEM 2.   DESCRIPTION OF PROPERTY                                       4

  ITEM 3.   LEGAL PROCEEDINGS                                             11

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                                   12
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       12

  ITEM 6.   SELECTED FINANCIAL DATA                                       13
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     13

  ITEM 8.   FINANCIAL STATEMENTS                                          29
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                           38

PART III                                                                  38

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                  38

  ITEM 11.  EXECUTIVE COMPENSATION                                        39

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                         39

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                39

PART IV                                                                   39

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                              39

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

ATLAS POWER

Atlas Power is engaged in the business of power system and control system engineering for owners, engineers, manufacturers and construction companies serving the power industry.

Atlas provides electrical design, project management, acceptance testing, startup and system studies for power plants and industrial facilities both domestically and internationally. Atlas offers in house electrical engineering and on-site development.


RECENT DEVELOPMENTS

Recent Developments.
California has experienced a power crisis as demand for power far outstripped supply. Since June 2000, wholesale power prices in California have steadily increased to an average cost of 18.16 cents per kWh for the seven month period of June 2000 through December 2000, as compared to an average cost of 4.23 cents per kWh for the same period in 1999. Rolling blackouts have occurred as a result of a broken deregulated electricity market. During 2000, the Investor-Owned Utilities (IOUs) collected only approximately 5.4 cents per kWh through frozen rates for the recovery of its wholesale power costs. Many factors have contributed to the high wholesale power prices, including:

- Economic and population growth in California.

- A lack of new power supplies to meet the growing demand.

- A substantial increase in natural gas prices. Since many power plants serving California are natural gas fired, the natural gas prices paid by generators in producing electricity are reflected in the price of power charged by the generators.

- An unusually dry fall and winter in the Pacific Northwest, which reduced the amount of available hydroelectric power from that region (typically, California imports a portion of its power from this source).

- Uncoordinated power plant outages due to scheduled maintenance or unplanned outages.

- The large number of power generating facilities in California nearing the end of their useful lives, resulting in increased downtime (either for repairs or because they have exhausted their air pollution credits and replacement credits have become too costly to acquire on the secondary market).

- Dysfunctional power markets that produced unjust and unreasonable price levels.

- The tendency of frozen retail rates to eliminate the incentive for customers to conserve energy and reduce demand.

- Continued obstacles to new power plant construction in California, including delays in regulatory approvals to permit the California investor-owned utilities to enter into long-term power purchase contracts as a hedge against price fluctuations. After permission was given in August 2000, there have been further delays in regulatory approvals of reasonableness standards for entering into bilateral contracts.

These high wholesale prices, coupled with the freeze on the utilities' retail rates mandated by the 1996 restructuring legislation, resulted in substantial increases in the amount of undercollections. As of December 31, 2000, the amount of undercollections recorded by Southern California Edison, for example, was $4.5 billion.

The growing undercollections and the concerns of lenders and others that electric utilities might not obtain regulatory approval of rate increases sufficient to cover ongoing procurement costs and recover past costs materially and adversely affected their liquidity, becoming particularly pronounced in January 2001. With its revenues providing substantially less cash flow than needed for power purchases and other ongoing costs, these utilities soon had no unused borrowing capacity under their existing credit facilities and were unable to arrange any additional facilities. Moreover, they found themselves unable to issue commercial paper or otherwise access the capital markets on reasonable terms. To conserve cash and enable them to continue essential business operations, some utilities temporarily suspended the payment of certain obligations for principal and interest on outstanding debt and for purchased power, including to the PX or the ISO and to power producers that are qualifying facilities (QFs) such as Los Alamos Energy.

The California Independent System Operator and the California Power Exchange (the ISO and PX), both California public benefit non-profit corporations, began operating on March 31, 1998, as provided for under AB 1890. The FERC has jurisdiction over both the ISO and the PX. Pursuant to the FERC order of December 15, 2000, the ISO Board of Governors, which included representatives of market participants, was replaced with a non-stakeholder board who are independent of market participants.

The ISO operates and controls most of the state's electric transmission facilities (which continue to be owned and maintained by the California utilities) and provides comparable open access to electric transmission service. The ISO accepts balanced schedules for supply and load from scheduling coordinators, including the PX and the Utility, and market participants and manages the availability of electric transmission on a statewide basis for these transactions. The ISO also purchases necessary generation and ancillary services on a real-time basis to maintain grid reliability. The ISO is required to ensure reliable transmission services consistent with planning and operating reserve criteria no less stringent than those established by the Western Systems Coordinating Council and the North American Electric Reliability Council. Oversight of utility distribution systems remains with the CPUC.

Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the ISO Board of Governors reduced the price cap applicable to the ISO's wholesale energy and ancillary services markets from $750/MWh to $500/MWh. The ISO subsequently reduced the price cap to $250/MWh on August 1, 2000. During this period, however, the California Power Exchange Corporation ("PX") maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the PX. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company ("SDG&E") that sought to extend the ISO's $250 price cap to all California energy and ancillary service markets, not just the markets administered by the ISO. However, in its order denying the relief sought by SDG&E, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including:
(1) imposition of a so-called "soft" price cap at $150/MWh to be applied to both the PX and ISO markets, which would allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (2) elimination of the requirement that the California utilities sell into and buy from the PX, (3) establishment of independent non-stakeholder governing boards for the ISO and the PX, and (4) establishment of penalty charges for scheduling deviations outside of a prescribed range.

In the November 1 Order the FERC established October 2, 2000, the date 60 days after the filing of the SDG&E complaint, as the "refund effective date." Under the November 1 Order, rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period. Under FERC regulations, QF contracts are exempt from regulation under the Federal Power Act, which is the legislation that provides the authority for the FERC to compel refunds or frame other equitable relief with respect to the California wholesale markets. Therefore, it is the belief of the IPPs that any refund or other equitable remedy that the FERC may impose with respect to the California wholesale markets will not affect the IPPs' ability to pursue payment by the IOUs of all past due amounts as have been accumulated.

On December 14, 2000, following an announcement from the ISO that electricity generators were refusing to sell into the California market due to concerns about the financial stability of SCE and Pacific Gas and Electric Company, the U.S. Secretary of Energy issued an order requiring power generators to make arrangements to generate and deliver electricity as required by the ISO after the ISO certifies it has been unable to secure adequate electricity supplies in the market. After being renewed multiple times, the order expired on February 6, 2001. However, on February 7, 2001, a federal court judge issued a temporary restraining order requiring power suppliers to sell to the California grid. On February 23, 2001, a federal court judge issued a stay of litigation in the case of four power suppliers who agreed to extend their power sales pending a hearing set for March 16, 2001. On March 16, 2001, a federal court judge put the case on hold until March 20, 2001. On March 21, 2001, a federal court judge ordered one of the power suppliers to continue to sell power to the California grid. The three other power suppliers had signed an agreement with the judge voluntarily agreeing to continue to sell power to the grid while awaiting a review of the issue by the FERC. On April 6, 2001, the United States Ninth Circuit Court of Appeals issued a stay order, suspending the lower court's March 21 order until a final appeals ruling can be issued.

On December 15, 2000, the FERC issued an order adopting remedies for what the FERC characterized as the seriously flawed electric power markets in California. Among other matters, the FERC:

- Eliminated, effective December 15, 2000, the requirement that the California investor-owned utilities sell all of their generation into and buy all of their energy needs from the PX, which results in over reliance on spot market (i.e., real-time) purchases. The order encourages the utilities to meet their purchase power needs through bilateral long-term contracts of two years or more and to adopt a balanced portfolio of contracts to mitigate cost exposure. To encourage the execution of bilateral contracts, the order requires the PX's rate schedules to terminate effective at the close of business on April 30, 2001.

- Adopted a price benchmark at $74 per MWh for assessing prices of five-year energy supply contracts to be used by the FERC in assessing any complaints regarding justness and reasonableness of pricing long-term contracts.

- Permitted penalties to be imposed on market participants who do not schedule at least 95% of their load in advance of the ISO's real-time market (through self-scheduling, bilateral contracts, or the PX markets), to reduce the reliance on the ISO's real-time market to meet supply. A penalty charge will be assessed when more than 5% of a market participant's load is scheduled into the ISO's real-time market. Penalties are to be disbursed to other market participants who schedule their load properly. The FERC order does not contain provisions for penalties to be imposed on generators who do not schedule in advance.

- Established an interim $150 per MWh "soft cap" modification of the single price auction so that bids above $150 MWh will not set the market clearing prices paid to all bidders at or below $150 per MWh. Bids above the $150 MWh level will trigger certain weekly reporting requirements and FERC monitoring. These price provisions will be in effect until April 30, 2001.

- Deferred the consideration of retroactive refund issues linked to protective orders associated with the volatile prices experienced in California this past summer. Although the period for potential refund liability continues until December 31, 2002, with respect to specific transactions, refund potential on a transaction will close after 60 days unless the FERC has issued written notification to the seller that its transaction is still under review.

IOUs argue that the actions outlined in the order may not provide a complete solution that ensures reliability of the state's electric supply and relief from future price increases, particularly since the FERC order fails to require sellers to enter into forward contracts at reasonable prices, and fails to provide an effective price cap. In addition, the FERC order does not address issues associated with retroactive refund and retroactive remedial authority issues.

California IOUs currently operate in a highly regulated environment in which it has an obligation to deliver electric service to customers in return for an exclusive franchise within its service territory and certain obligations of the regulatory authorities to provide just and reasonable rates. In 1994, state lawmakers and the CPUC initiated the electric industry restructuring process. In 1996, the California Legislature enacted comprehensive restructuring legislation. IOUs were directed by the CPUC to divest the bulk of its generation portfolio. Today, those generating plants are owned by independent power companies. Along with electric industry restructuring, a mandated multi-year freeze on the rates that IOUs could charge their customers was mandated and transition cost recovery mechanisms allowing IOUs to recover their stranded costs associated with generation-related assets were implemented.

On January 19, 2001, PG&E was no longer able to continue purchasing power for its customers because of a lack of creditworthiness and the state of California authorized the California Department of Water Resources (DWR) to purchase electricity for the PG&E's customers.

Until January 31, 2001, the PX provided an auction process, intended to be competitive, to establish hourly transparent market clearing prices for electricity in the markets operated by the PX. The PX operated two markets: the day-ahead market where market participants purchase power for their customers' needs on the following day and the day-of-or hour-ahead market where market participants purchase power needed to serve their customers on the same day. The PX set a market-clearing price for electricity by matching all demand bids (the amount of energy that an eligible customer is willing to purchase and the maximum price that the customer is willing to pay) with supply bids (the price at which a seller is prepared to sell energy) ranked from lowest to highest. The highest-accepted generation supply bid used to serve load set the PX market-clearing price for electricity. The market-clearing price then became the single cost for electricity throughout California for that energy delivery hour. On January 31, 2001, the PX suspended its day-of and day-ahead markets in response to the FERC's order directing the PX to comply with the terms of its December 15, 2000 order and implement a $150 per MWh "soft" price cap. The FERC ordered the PX to recalculate all PX transactions since December 15, 2000. The PX subsequently filed for bankruptcy protection.

Some generation providers refused to sell power into the California markets based on their concern as to the credit quality of the California investor-owned utilities whose rates were still frozen. The Secretary of the U.S. Department of Energy (DOE) ordered such providers to continue selling into the California markets on request by the ISO. On January 18, 2001, the California Assembly passed Senate Bill 7X that appropriated $400 million and authorized the DWR to use such funds to purchase power at no more than 5.5 cents per kWh (far less than the current wholesale market rates in early
2001) and then resell it to the Utility at cost to enable the Utility to continue to serve its customers. The DWR was authorized to purchase power through January 31, 2001. On February 1, 2001, the California Governor signed Assembly Bill No. 1 (AB 1X) which was passed by the California Legislature during a special session to take effect immediately as an urgency statute. AB 1X authorizes the DWR to enter into contracts for the purchase of electric power for such periods and at such prices as the DWR deems appropriate consistent with the objectives of AB 1X to have an overall portfolio of contracts resulting in reliable service at the least cost. AB 1X prohibits the DWR from entering into any contract after January 1, 2003. AB 1X requires the DWR to sell power that it purchases directly to retail end use customers, except as may be necessary to maintain system integrity.

AB 1X provides that the DWR will retain title to the power it purchases and that payment for any sale of power by the DWR is a direct obligation of retail end use customers to the DWR. The DWR may contract with the electric utilities for the electric utilities to transmit and distribute the power purchased and sold by the DWR and to provide billing, collection, and other related services, as agent of the DWR, on terms that reasonably compensate the utilities. AB 1X does not authorize the DWR to take ownership of transmission, generation, or distribution assets of any electric utility. AB 1X states it shall not be construed (1) to reduce or modify any electrical corporation's obligation to serve, or (2) to obligate the DWR for any procurement cost obligations of the utilities that existed before January 31, 2001.

AB 1X authorizes the CPUC to set rates to cover revenue requirements of DWR's power purchasing program, but prohibits the CPUC from increasing electric rates for residential customers who use less power than 130% of their existing baseline quantities, until the DWR has recovered the costs of power it has purchased for retail customers.

The U.S. Secretary of Energy issued a temporary order on January 19, 2001, requiring the gas suppliers to continue to make deliveries to avoid a worsening natural gas shortage emergency. However, this order expired on February 7, 2001, and certain companies, representing about 10% of the IOUs' natural gas suppliers, terminated deliveries after the order expired.

On March 9, 2001, the FERC directed 13 wholesale sellers of energy to refund $69 million or submit cost-of-service information to the FERC to justify their prices above $273/MWh during ISO Stage 3 emergencies in January 2001. On April 9, 2001, SCE filed opposing the order as inadequate, particularly because the FERC is unwilling to exercise any control over the sellers' exercise of market power during periods other than Stage 3 emergencies. On March 16, 2001, the FERC ordered six wholesale sellers of energy to refund an additional $55 million or submit cost-of-service information to the FERC to justify their prices above $430/MWh during ISO Stage 3 emergencies in February 2001. A Stage 3 emergency refers to 1.5% or less in reserve power, which could trigger rotating blackouts in some neighborhoods.

On March 27, 2001, the CPUC issued a decision in which it noted that although the DWR has assumed responsibility to purchase some of the utilities' power requirements, it has not committed to purchase all of the utilities' net open position, i.e., the power needs of the retail electric customers that cannot be met by utility-owned generation or power under contract to the utilities. To the extent the DWR does not buy enough power to cover the Utility's net open position, the ISO purchases emergency power on the high- priced spot market to meet system reliability requirements and the net open position. The ISO may attempt to charge the IOUs a proportionate share of the ISO's purchases. The IOUs believe that under the current circumstances and applicable tariffs they are not responsible for such ISO charges.

In addition, on March 27, 2001, the CPUC adopted several other significant decisions regarding California's current energy crisis. IOUs have announced that these decisions are regarded in many respects as unclear or ambiguous, and in some respects unlawful and unconstitutional. Many elements of the decisions will be developed further in ongoing proceedings, the timing of which is uncertain.

In an interim order adopted on March 27, 2001, the CPUC granted California utilities a rate increase in the form of a three-cents per kilowatt-hour
(kWh) surcharge on electricity sold, effective immediately (rate stabilization decision). However, the three-cent surcharge will not be collected in rates until the CPUC establishes an appropriate rate design. The CPUC proposed a tiered rate design in an assigned commissioner's ruling and asked for comments. The assigned commissioner said the tiered rate design is intended to encourage conservation by requiring customers to pay more for electricity above a threshold usage level. The three-cent surcharge will not apply to residential electricity usage below 130% of baseline rates or to certain low-income customers.

The utilities have asked the CPUC to immediately adopt an interim rate increase that would allow the rate change to go into effect sooner. The CPUC stated in its interim order that the utilities are to use revenue generated by the three-cent surcharge to pay power costs incurred after March 27, 2001, but that they must refund the surcharge to ratepayers if they do not properly use it to pay power costs.

The CPUC also affirmed that an earlier one-cent per kWh surcharge granted on January 4, 2001 is now permanent under California legislation AB 1X, adopted in February 2001.

On March 27, 2001, the CPUC also ordered utilities to begin making payments to QFs for power deliveries on a going forward basis, commencing with April 2001 deliveries. Utilities must pay QFs within 15 days of the end of the QF's billing period, and QFs are allowed to establish 15-day billing periods. Failure to make a payment when due will result in a fine equal to the amount owed. The CPUC also modified the formula used in calculating payments to most QFs by substituting natural gas index prices based on deliveries at the Oregon border in the place of index prices at the Arizona border. The order further revises other aspects of the payment formula to take into account changes in intrastate gas transportation costs. The changes apply where appropriate regardless of whether the QF uses natural gas or other resources such as solar or wind.

At its March 27, 2000, meeting, the CPUC deferred action on a proposed order instituting an investigation whether California's investor-owned utilities have complied with past CPUC decisions authorizing the formation of their holding companies and governing affiliate transactions, as well as applicable statutes. At its meeting on April 3, 2001, the CPUC adopted the proposed order, which reopens past CPUC decisions authorizing the utilities to form holding companies and initiates an investigation into (1) whether the holding companies violated requirements to give priority to the capital needs of their respective utility subsidiaries; (2) whether "ring fencing" actions by Edison International and PG&E Corporation and their respective nonutility affiliates also violated the requirements to give priority to the capital needs of their utility subsidiaries; (3) whether the payment of dividends by the utilities violated requirements that the utilities maintain dividend policies as though they were comparable stand-alone utility companies; (4) any additional suspected violations of laws or CPUC rules and decisions; and (5) whether additional rules, conditions, or other changes to the holding company decisions are necessary.

As this situation has deteriorated, California has taken steps to restore a predictable and reliable power market to the State. Recently, California adopted legislation permitting it to issue long-term revenue bonds to provide funding for wholesale purchases of power. The bonds will be repaid with the proceeds of payments by retail customers over time. The California Department of Water Resources sought bids for long-term power supply contracts. In early February 2001, the DWR announced agreements on contracts totaling about 5,000 megawatts and ranging from three years to 10 years. The state is expected to purchase about one-third of the electricity used by the IOUs' customers. Calpine, for example, signed three significant long-term power supply contracts with DWR, including a 10-year, $4.6 billion fixed-price contract with DWR to provide electricity to the State of California, in which Calpine committed to sell up to 1,000 megawatts of electricity, with initial deliveries of 200 megawatts starting October 1, 2001, and increasing to 1,000 megawatts by January 1, 2004. This contract will continue through 2011. The electricity will be sold directly to DWR on a 24-hour, 7-day-a-week basis.

The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Act, which allows IPPs to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers, and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. Some states (such as California) have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. Enactment of these initiatives would require numerous issues to be resolved, including those significant issues relating to recovery of any stranded investments, full cost recovery of energy produced, and other issues related to the current energy crisis in California. As a result of this crisis, many states have either discontinued or delayed implementation of initiatives involving retail deregulation.

Subsequent Events

PG&E said that neither its parent holding company nor any of the parent's other subsidiaries are affected by PG&E's filing. PG&E cited as reasons for its bankruptcy filing the failure by the State of California to assume full procurement responsibility for PG&E's net short position, the CPUC's actions on March 27 and April 3, 2001, that created new payment obligations for PG&E, lack of progress in negotiations with the state to provide recovery of power purchase costs, the CPUC's adoption of an illegal and retroactive accounting change, and the slow progress of discussions with representatives of Governor Davis.

On April 9, 2001, the SCE and the California Department of Water Resources
(CDWR) executed a Memorandum of Understanding (MOU) which sets forth a comprehensive plan calling for legislation, regulatory action and definitive agreements to resolve important aspects of the energy crisis, and which, if implemented, is expected to help restore the utilities' creditworthiness and liquidity. The Governor of the State of California and his representatives participated in the negotiation of the MOU, and the Governor endorsed implementation of all the elements of the MOU. If required legislation is not adopted and definitive agreements executed by August 15, 2001, the MOU may be terminated by SCE or the CDWR. Implementation of the MOU will require numerous actions by the parties and by other California state agencies and the FERC, and would require significant changes in the regulatory decisions and other actions.

Some key elements of the MOU include: (1) SCE will sell their transmission assets to the CDWR, or another authorized California state agency, at a price equal to 2.3 times their aggregate book value, or approximately $2.76 billion. SCE will agree to operate and maintain the transmission assets for at least three years, for a fee to be negotiated. (2) Two dedicated rate components will be established to assist IOUs in recovering the net undercollected amount of its power procurement costs through January 31, 2001. (3) SCE will continue to own its generation assets, which will be subject to cost-based ratemaking, through 2010. SCE will be entitled to collect revenues sufficient to cover its costs from January 1, 2001, associated with the retained generation assets and existing power contracts.
(4) The CDWR will assume the entire responsibility for procuring the electricity needs of retail customers through December 31, 2002, to the extent that those needs are not met by generation sources owned by or under contract to SCE (The unmet needs are referred to as SCE's "net short position.") The IOUs will resume procurement of its net short position after 2002.

After the other elements of the MOU are implemented, SCE may enter into a settlement of or dismiss its federal district court lawsuit against the CPUC, the State of California or any of its agencies, or against the federal government seeking recovery of past undercollected costs.

On April 6, 2001, PG&E filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2001, Los Alamos Energy had recorded approximately $228,000 in accounts receivable with PG&E as a bad debt. Therefore, Los Alamos Energy has provided for a reserve against collection uncertainties for these PG&E receivables.

 Los Alamos Energy has historically sold power to PG&E, which is one of the California utilities that is subject to the rate freeze. Due to uncertainties arising form PG&E's bankruptcy, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator ("CAISO"), and is currently selling power to the CAISO through the Automated Power Exchange as its Scheduling Agent.

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

EMPLOYEES

As of March 31, 2001, the Company employed 5 people. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with the Company's employees to be good.

ITEM 2. PROPERTIES

The Company rents offices from its Director, James C. Harvey, at the rate of $850 per month, on a month to month basis, and also rents offices from a member of LAE at a nominal rental on a month to month basis at 466 Bell Street, Los Alamos, California. The Company owns two internal combustion engine/generator sets located on the Blair Ranch. The Company owns all right, title and interest in and to the power purchase agreement between ACI and PG&E, dated November 28, 1988, and the power purchase agreement with Texaco, consisting of correspondence between Texaco and ACI. Atlas Power is the owner of its intellectual property and trade secrets.

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

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Nasdaq Small Cap MarketSM ("NASDAQ") on March 9, 1993 under the symbol OUTT (also OUTTC during the period from October 28, 1994 through December 30, 1994). On January 3, 1995, the Company's securities were delisted from NASDAQ as a consequence of the Company's not fulfilling the minimum bid price requirements set forth in Paragraph 1(c)(4) of Schedule D of the NASDAQ By-Laws. On January 4, 1995, the Company's Common Stock began to be quoted on the over-the-counter Bulletin Board under the symbol "OUTT".

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

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by Nasdaq Freerealtime.com.


                       Fiscal 2001            Fiscal 2000
                      High      Low          High      Low
                      ----      ----         ----      ----
First Quarter         .06       .03         5/64      1/32
Second Quarter       .06       .03          1/16      1/32
Third Quarter        .06       .03          3/32      1/32
Fourth Quarter       .06       .03           .06       .03

There were approximately 83 holders of record of the Company's Common Stock as of March 31, 2001.

The Company has not paid any dividends on its Common Stock since incorporation in March 1992 and does not anticipate paying dividends in the foreseeable future. There are no restrictions on the Company's present ability to pay dividends on its Common Stock, other than those prescribed by Delaware law.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended March 31,
1998
through March 31, 2001. Refer to "Item 7. Management's Discussion and Analysis or Plan of Operation" for discussion of operations.

                                   2000            1999         1998             2001
                                 -------          ------       --------        ---------

Income Statement Data

Revenue from operations          216,623          637,450     $1,187,638         $541,755

Gross Income (Loss)             (369,365)        (541,246)        88,858         (344,578)

Net (Loss) Income               (884,110)        (403,774)    (1,082,306)         (17,293)
Net loss per share                 (0.04)          (0.019)       ($0.05)           ($0.00)

Balance Sheet Data


Total Assets                  $4,550,824         $312,503       $285,840       $4,454,044

Total Liabilities              6,552,789        1,667,725      1,020,943        6,438,736

Stockholders' Equity
 (Deficit)                    (1,893,559)      (1,355,672)      (735,103)      (1,876,286)



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-K.

Overview

The Company leases to a third party, Colorvision, an operating photographic portrait studio, which was opened on May 24, 1993 at MCA/Universal's CityWalkSM project in Los Angeles, California ("the CityWalk Studio"). On March 31, 2001, the Company assigned this lease to Colorvision to pay off a note due a related party in the principal amount of $773,845.

The Company currently operates a 1 mW waste gas electricity plant in Los Alamos, California, which was acquired from Los Alamos Energy, LLC on August 31, 1998.

The following table summarizes the Company's fiscal quarter results:

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended March 31, 2001.

The net loss for the year ended March 31, 2000 was $884,110 compared with a net income of $17,273 for the year ended March 31, 2001. The primary reasons for the change was the recordation of the lease assignment. The Company overall generated $216,623 in revenues in the fiscal year ended March 31, 2000, compared to revenues of $541,775 in the fiscal year ended March 31, 2001. Management attributes this increase to increased power sales.

Year Ended March 31, 2001 Compared to Year Ended March 31, 1999.

The net loss for the year ended March 31, 1999 was $382,184 compared with $884,110 for the year ended March 31, 2000. The primary reasons for the increase in the net loss were the elimination of the photo studio.

The Company overall generated $637,450 in revenues in the fiscal year ended March 31, 1999, compared to revenues of $216,623 in the fiscal year ended March 31, 2000. Management attributes this decline to the change in business focus from a photography studio to power plant operations.

Liquidity and Capital Resources

At March 31, 2000, the Company had a working capital deficit of $2,421,343 as compared to a working capital deficit on March 31, 2001 of $2,253,414. The difference is not significant in the opinion of management.

Net cash used in operating activities was $164,635 for the fiscal year ended on March 31, 2000, compared to the utilization of $379,435 of cash for the same period March 31, 2001.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

ITEM 8. FINANCIAL STATEMENTS OUT-TAKES, INC.

                     FINANCIAL STATEMENTS AND REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                             March 31, 2001


                            C O N T E N T S


                                                              Page
                                                              ----
Report of Independent Certified Public Accountants              3

Financial Statements

     Consolidated Balance Sheets                                4

     Consolidated Statements of Operations                      5

     Consolidated Statements of Stockholders' Equity            6

     Consolidated Statements of Cash Flows                      7

     Consolidated Notes to Financial Statements                 8-12



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
OUT-TAKES, INC.
Dallas, Texas

We have audited the accompanying consolidate balance sheets of OUT-TAKES, INC. (the "Company") and subsidiary as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of OUT-TAKES, INC. and its subsidiary as of March 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Oxnard, California
June 27, 2001


                                           OUT-TAKES, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                   March 31,         March 31,
                                                                     2001              2000
                                                                   ---------         ---------
ASSETS
Current Assets
  Cash                                                               $52,745           $ 77,265
Accounts receivable (net)                                            132,118             42,722
                                                                   ---------         ---------
                     Total Current Assets                            184,863            119,987
                                                                   ---------         ---------
Property and Equipment (net)                                         183,712            236,798
                                                                   ---------         ---------
 Other Assets
        Deposits and advances                                         23,148             23,148
 Goodwill (net of amortization)                                    4,062,321          4,170,891
                                                                   ---------         ---------
        Total Other Assets                                         4,085,469          4,194,039
                                                                   ---------         ---------
Total Assets                                                     $ 4,454,044       $  4,550,824
                                                                   ==========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                               $    25,766       $     95,067
 Accrued expenses                                                    251,567             25,159
Accrued interest                                                     858,843            422,931
Accrued interest-related parties                                           -            173,001
Compensation payable-related parties                                  81,274            211,390
Notes Payable-Short-Term                                           1,213,856            832,966
Due to related parties                                                     -            773,845

Deferred Income                                                        6,971              6,971
                                                                   ---------         ---------
  Total Current Liabilities                                        2,438,277           2,541,330
                                                                   ---------         ---------
Long-Term Liabilities
  Notes payable-long term                                          4,000,459           4,011,459
                                                                   ---------         ---------
Shareholders' Equity
  Common Stock, par value $.01 per share
     35,000,000 shares authorized; 20,788,122
     shares issued and outstanding of which
    292,396 are in treasury     207,882                              207,882
  Preferred stock, par value $301 per share
    5,000,000 shares authorized; none issued                               -                   -

  Additional Paid in Capital                                       9,913,230           9,913,230
Accumulated deficit                                              (11,997,398)        (12,014,671)
                                                                   ---------         ---------
  Total Shareholders' Equity                                      (1,876,286)         (1,893,559)
                                                                   ---------         ---------
  Treasury stock, as cost                                           (108,406)           (108,406)
                                                                   ---------         ---------
Total Liabilities and Shareholders' Equity                       $ 4,454,044         $ 4,550,824
                                                                   ==========        ===========















                                           OUT-TAKES, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         For the Years Ended
                                                               March 31,
                                                  2001            2000              1999
                                                ---------       -----------       ---------
Revenues                                      $  541,755       $  216,623        $  637,450

Cost of revenues                                 468,707          212,323           192,374
                                                ---------       -----------       ---------
Gross margin                                      73,048            4,300           445,076

Operating expenses                               417,626          373,665           734,802
                                                ---------       -----------       ---------
          Loss from operations                  (344,578)        (369,365)         (289,726)
                                                ---------       -----------       ---------
          Other Expenses
          Interest income                                               -                -
Interest expense                                (510,780)        (509,945)          (36,559)
Asset lease agreement assignment                 874,231
Discontinued operations                                -                -           (55,934)
                                                ---------       -----------       ---------
          Total Other Expenses                   363,451         (509,945)          (92,458)
                                                ---------       -----------       ---------
          Provision for income taxes               1,600            4,800                 -
                                                ---------       -----------       ---------
          Total Income Tax Expense                 1,600            4,800                 -
                                                ---------       -----------       ---------
Net income (loss)                            $    17,273      $  (884,110)       $ (382,184)
                                                =========       ===========       =========
Net loss per share                           $    (0.00)      $     (0.04)       $    (0.02)
                                                =========       ===========       =========


                                           OUT-TAKES, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                   Common Stock      Additional
                              Number of              Paid-In      Accumulated   Treasury
                              Shares      Amount     Capital      Deficit       Stock        Total
                              ------      ------     ----------   -----------   --------  ----------
Balance, March 31, 1998    20,788,122   $ 207,882   $9,905,430   $(11,091,161) $(108,406) (1,086,255)

Acquisition of subsidiary                                             342,784                342,784
Adjustments                                              7,800                                 7,800
Net loss for the year
  ended March 31, 1999                                               (382,184)              (382,184)
                              ------      ------     ----------   -----------   --------  ----------
Balance, March 31, 1999    20,788,122     207,882    9,913,230     (11,130,561) (108,406) (1,117,855)

Net loss for the year
  ended March 31, 2000                                               (884,110)              (884,110)
                              ------      ------     ----------   -----------   --------  ----------
Balance, March 31, 2000    20,788,122     207,882    9,913,230    (12,014,671)   (108,406)(2,001,965)

Adjustments                                            (4,634)

Net loss for the year
  ended March 31, 2001                                                 17,273                 17,273
                              ------      ------     ----------   -----------   --------  ----------
Balance March 31, 2001     20,788,122   $ 207,882  $ 9,908,596   $(11,997,398)  $(108,406)(1,984,692)
                           ==========   =========  ============  ============   ========== =========




                                           OUT-TAKES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Years Ended
                                                           March 31,
                                               2001          2000          1999
                                             ----------    ----------     ---------
Operating Activities:
Net Loss                                     $ 17,273)     $(884,110)    $(382,184)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization             164,952        163,659        116,585
    Compensation - related party                    -                        80,887
Changes in operating assets and liabilities:
  Accounts receivable                         (89,396)       (42,722)
  Due from related party                     (308,616)             -       (120,854)
  Deposits                                          -         (4,600)       (25,504)
  Inventory                                         -              -         10,082
  Prepaid expenses                                  -              -         11,954
  Other current assets                              -          1,543          9,564
  Accounts payable, accrued expenses          589,723        490,816       (162,039)
  Interest payable-related party             (173,001)        79,993         36,556
  Provision for studio closure                      -        (31,878)
  Prepaid asset lease                         (30,604)        30,604
  Compensation payable - related party        178,500         61,390         79,540
                                             ----------    ----------     ---------
Net cash provided by (used in)
    operating activities                      379,435       (164,635)      (346,687)
                                             ----------    ----------     ---------
Investing Activities:
  Purchases of property,
plant and equipment                                 -        (53,213)       (33,522)



  Proceeds from disposal of property,
     plant and equipment                            -          5,500
                                             ----------    ----------     ---------
Net cash used in investing activities               -        (47,713)       (33,522)
                                             ----------    ----------     ---------
Financing Activities:
  Proceed from issuance of stock
  Advances from related parties                     -          6,570        272,887
  Payments to related parties                (773,845)      (116,903)
  Capital contribution                              -          7,800
  Proceeds from short term debt               380,890        405,131         74,000
  Notes & contracts payable                   (11,000)        (6,541)             -
Net cash provided by (used in)
    financing activities                     (403,955)       288,257        354,687
                                             ----------    ----------     ---------
Increase (decrease) in cash and cash
    equivalents                               (24,520)        75,909        (25,522)
                                             ----------    ----------     ---------

Cash and cash equivalents
 -beginning of year                            77,265          1,356         26,878
                                             ----------    ----------     ---------
Cash and cash equivalents- end of year     $   52,745      $  77,265       $  1,356
                                             ==========    ===========     ========
  Supplemental disclosure of
   cash flow information:
 Cash paid during the year for:
  Interest                                 $        -      $   2,516       $  7,650



                               OUT-TAKES, INC.
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


    Note 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
The Company's principal business activity is the collection and distribution of waste natural gas in the State of California, and the conversion of such natural gas into electricity, which is then sold to retail providers of consumer electricity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Basis of Presentation
---------------------

The accompanying financial statements include the accounts of Out-Takes, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Property, Plant and Equipment
-----------------------------
Plant and equipment are recorded at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years.

Cash and cash equivalents
-------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 2001.

Accounts Receivable
-------------------
Accounts receivable are shown net of the allowance for bad debts of $117,239 at March 31, 2001.


Goodwill and acquisition related intangibles
--------------------------------------------
Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Net goodwill at the reporting dates is as follows:

                                    March 31, 2001        March 31, 2000
                                    --------------        --------------
 Goodwill                            $4,342,874            $4,342,784
 Accumulated amortization              (280,553)             (171,983)
                                       ---------             ---------
 Net Goodwill                        $4,062,321            $4,170,891
                                       =========             =========
Amortization expense                   $180,570              $108,564
                                        =======               =======
Earnings per share
------------------
Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of March 31, 2001 and 2000, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.

Reclassifications
-----------------
Certain amounts reported in previous years have been reclassified to conform to the March 31, 2001 presentation.


    NOTE 2   MERGERS AND ACQUISITIONS

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

The Company has executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement. As of March 31, 2001, the merger is in process but had not yet been completed.


     NOTE 3   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                      March 31, 2001     March 31, 2000
                                     ----------------   ---------------
Computers and software                     5,589              4,793
Equipment and furniture                  350,633            350,633

Leased asset                              19,000             19,000
Motor vehicle                              2,500                  -
                                       ------------       -------------
Total - At Cost                          377,722            374,426
Less: Accumulated depreciation          (194,010)          (137,628)
                                       -------------      -------------
Net                                $     183,712      $     236,798
                                        =============      =============


      NOTE 4   NOTES PAYABLE

Note Payable   Consultant
-------------------------
This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of March 31, 2001 is $48,000.

Note Payable   Radovich
-----------------------
This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of March 31, 2001 is $30,557.

Note Payable   Reeves
---------------------
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of March 31, 2001 is $25,000.


Note Payable   Boyd
-------------------
This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of March 31, 2001 is $45,000.

Note Payable   Atlas Engineering
--------------------------------
This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of March 31, 2001 is $62,984.

Note Payable - Coastal Resources Corp.
--------------------------------------
This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal Resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The payable amount as of March 31, 2001 is $219,036.

Note Payable   Los Alamos Energy, LLC Equity Holders
----------------------------------------------------
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of March 31, 2001, this conversion and reverse stock split has not been completed. The payable amount as of March 31, 2001 is $4,000,000.

   Note Payable   Joint Venture Working Interest
---------------------------------------------
These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity.
Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of March 31, 2001 is $250,279.

  Note Payable   Hall
  --------------------
This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of March 31, 2001 is $4,000.



Lease Payable   Fairfield Energy Corp.
---------------------------------------
The company is the lessee of a transformer under a capital lease expiring July 2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the year ended March 31, 2001. The equipment held under capital lease at March 31, 2001 is valued at $19,000 less accumulated depreciation of $5,202.

Future minimum lease obligations are as follows:

         Year ended March 31
         -------------------
             $  6,137
                6,137
                6,137
                 2004                                  2,046
                                                      --------
              Total                                 $ 20,457


                Less interest                          5,162
                                                     -------
        Present value of net minimum lease payment  $ 15,295
                                                     =======


     NOTE 5   RELATED PARTY TRANSACTIONS AND ASSET LEASE ASSIGNMENT

The amount due to related party of $773,845 is unsecured and payable upon demand. Interest is charged at a rate of 10% per annum. As of March 31, 2001 and 2000 interest of $77,385 and $173,001 respectively was accrued.

The Company holds an asset lease agreement that generates annual income for the Company. On March 30, 2001, the Company assigned this asset lease agreement in lieu of cash to payoff the above amount, including the accrued interest that was due to related party. In addition, the Company also issued a $150,000 promissory note, dated March 31, 2001. The note bears 10% interest per annum. Both principal and interest is due in 180 days.

    NOTE 6   COMMITMENTS AND CONTINGENCIES

The Company has an extended 12 month non-cancelable operating lease agreement for an office facility.

Future minimum lease obligations are as follows:

         Year ended March 31
         -------------------
              2002                                 $  10,200
                                                    --------
              Total                                $  10,200
                                                   =========

In the twelve months to March 31, 2001, 2000, and 1999 total rent expense under this lease was $10,200, $10,200 and $10,200 respectively

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

      NOTE 7 -  INCOME TAXES

As of March 31, 2001, the Company has a net operating loss (NOL) carry forward of approximately $12,103,777. The net operating loss carry forwards expire between 2007 and 2016. No deferred tax asset has been recorded for these losses since a valuation allowance has been recorded for the portion of the NOL that is not expected to be realized.

      NOTE 8   NEW AUTHORITATIVE PRONOUNCEMENTS

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

      NOTE 9   GOING CONCERN

The Company has been unsuccessful in generating net cash from operations. The Company incurred a net loss from operation of $344,578 for the year ended March 31, 2001 and has a working capital deficit as of March 31, 2001 of $2,254,565.

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

      NOTE 10   CONCENTRATIONS OF CREDIT RISK

All of the consolidated revenue of Out-Takes, Inc. is generated from the leasing of photographic equipment to one customer and the sale of electricity to Pacific Gas and Electric Company and Texaco.

      NOTE 11   SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash flows from operating activities include the following cash payments:

                  March 31,     March 31,     March 31,
                    2001          2000          1999
                 ---------      ---------     ---------
Income taxes      $   -          $    -       $    -
Interest          $   -          $2,516       $7,650

Noncash investing and financing activities include the following amounts:

                                      March 31,  March 31, March 31,
                                         2001     2000      1999
                                       --------- --------- ---------

Capital lease of equipment              $   -     $19,000   $    -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Name                     Age                Position
----------------         ---                ----------------------
James. C. Harvey         52                 Chairman, Director

Kenneth L. Kinlaw        36                 CEO, Secretary,
                                            President, Atlas Power

Jody P. Lenihan          34                 Vice President, Chief Executive
                                            Officer, Director,
                                            CFO Atlas Power

James C. Harvey. Mr. Harvey is the current Chairman, President, Chief Executive Officer, Secretary and sole Director of the Company, and has acted in that capacity since 1998. He is a practicing attorney at law with emphasis on business, real estate, banking and finance. Mr. Harvey previously was of Counsel to Ludwick & Anderson providing legal services for the Resolution Trust Corporation in connection with the receivership of seven thrifts, and prior thereto was the Managing Partner of Simpson, Dowd, Kaplan & Moon, where he managed all business affairs for the firm. He received his B.B.A., Accounting Banking & Finance in 1963, and J.D. in 1966, both from Southern Methodist University.

ITEM 11. EXECUTIVE COMPENSATION

No executive salaries were paid to officers or directors in the last fiscal year. There were no grants of options or SAR grants given to any executive officers during the last fiscal year. The director of the Company, James Harvey, is paid $850 per month for rent of the Company's offices, and is reimbursed monthly for company telephone expenses.

                                   SALARIES

                             NO SALARIES WERE PAID

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents offices from its President and shareholder, James C. Harvey, on a month to month basis at a monthly rental of $850 per month. The Company's acquisition agreement to acquire Los Alamos Energy gives Mr. Harvey and other members of LAE the right to convert the debt the Company owes under the acquisition agreement to Company common stock, which means that, if the members of LAE decided to convert the debt owed them to common stock, they would become the owners of 90% of the outstanding common stock of the Company. On March 31, 2001, the Company's lease rights to Colorvision were assigned to pay off a $775,845 note due to Photo Corporation.

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

                                  Out-Takes, Inc.


Dated: June 30, 2001             By:  James Harvey, President
                                      ___________________________
                                      James Harvey, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                     Date
         ---------                       -----                     ----

       James Harvey        Chairman of the Board, President,   June 30, 2001
       -----------------   Chief Executive Officer, Chief
       James Harvey        Financial Officer and Secretary,
       And Sole Director



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

THE PURCHASER:

 Out-Takes, INC.                    ATTEST:


 By:  Peter C. Watt                 By: Michael C. Roubicek
      -------------                     --------------------
      Peter C. Watt, President         Michael C. Roubicek, Secretary


 THE SELLER:

 HANNES FAUL                         WITNESS:
 -----------------
 HANNES FAUL


 LANCE HALL                          WITNESS:
 ----------
 LANCE HALL



 THE INWOOD 1991 TRUST               WITNESS:
 ---------------------
  By: James C. Harvey
      Trustee


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

Remedies Upon an Event of Default.
----------------------------------
In the event that the Grantor shall fail to perform fully any Secured Obligation on the date such performance is due, or if the Grantor should breach or be in default of any other provision of the Note, the Purchase Agreement or this Agreement (any of such occurrences being hereinafter referred to as an "Event of Default"), to the extent that such Event of Default is not cured or waived within ten (10) days after the occurrence of such Event of Default, then the Secured Party shall be entitled to foreclose upon and take possession of the Collateral, in satisfaction (full or partial as the case may be) of the indebtedness owed by Grantor. Promptly after retaking possession of the Collateral upon any such foreclosure, the Secured Party shall, after deducting therefrom any amounts expended by the Secured Party in enforcing the Note, the Purchase Agreement or this Agreement and/or repossessing the Collateral (including, without limitation, the cost of reasonable attorneys' fees), remit to the Grantor the difference between the liquidation value of the Collateral on the date of repossession thereof and the sum of any amounts paid to the Secured Party to purchase the Collateral in a liquidating sale. The parties hereby agree that any such payment to Grantor upon such foreclosure may be made in stock of the Grantor or a five
(5)_year promissory note bearing interest at the rate of ten percent (10%) per annum, or some combination thereof, as determined in the sole discretion of the Secured Party.

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


4.     Continuing Security Interest; Termination of Same.
       -------------------------------------------------
(a) This Agreement shall create a continuing security interest in the Collateral, and shall (i) remain in full force and effect until all of the Secured Obligations of Grantor shall have been paid or performed in full;
(ii) be binding upon the Grantor, its successors and permitted assigns; and
(iii) inure to the benefit of the Secured Party and their respective successors, heirs, executors, administrators, transferees and assigns.

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