Form 10-Q
period 2001-07-30
OUT TAKES INC
filed 2001-08-20
CIK 889353

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---  ---

The number of shares of the registrant's common stock as of June 30, 2001:
20,788,122 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ----

                               TABLE OF CONTENTS
                               -----------------



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

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

PART I. FINANCIAL INFORMATION


                                             OUT-TAKES, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                    June 31,          March 31,
                                                                     2001              2001
                                                                   ---------         ---------
ASSETS
Current Assets
  Cash                                                               $ (335)          $ 52,745
Accounts receivable (net)                                            128,190           132,118
                                                                   ---------         ---------
                     Total Current Assets                            127,885           184,863
                                                                   ---------         ---------
Property and Equipment (net)                                         173,085           183,712
                                                                   ---------         ---------
 Other Assets
        Deposits and advances                                         26,110            23,148
 Goodwill (net of amortization)                                    4,035,178         4,062,321
                                                                   ---------         ---------
        Total Other Assets                                         4,061,288         4,085,469
                                                                   ---------         ---------
Total Assets                                                     $ 4,362,228         4,454,044
                                                                   ==========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                               $    72,636            25,766
 Accrued expenses                                                    225,026           251,567
Accrued interest                                                     928,022           858,843
Accrued interest-related parties
Compensation payable-related parties                                 171,978            81,274
Notes Payable-Short-Term                                           1,084,739         1,213,856
Deferred Income                                                        6,971             6,971
                                                                   ---------         ---------
  Total Current Liabilities                                        2,489,373         2,438,277
                                                                   ---------         ---------

Long-Term Liabilities
  Notes payable-long term                                          4,004,000         4,000,459
                                                                   ---------         ---------
Shareholders' Equity
  Common Stock, par value $.01 per share
     35,000,000 shares authorized; 20,788,122
     shares issued and outstanding of which
    292,396 are in treasury                                          207,882           207,882
  Preferred stock, par value $301 per share
    5,000,000 shares authorized; none issued                                                 -
  Additional Paid in Capital                                       9,913,230         9,913,230
Accumulated deficit                                              (12,143,851)      (11,997,398)
                                                                   ---------         ---------
  Total Shareholders' Equity                                      (2,022,739)       (1,876,286)
                                                                   ---------         ---------
  Treasury stock, as cost                                           (108,406)         (108,406)
                                                                   ---------         ---------
Total Liabilities and Shareholders' Equity                       $ 4,362,228         4,454,044
                                                                   ==========        ===========


                                             OUT-TAKES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                  June 30,
                                                           2001               2000
                                                           ------------------------
                                                                  (Unaudited)

Revenues                                                   $ 121,906        $ 53,258

Cost of revenues                                              54,636          76,795
                                                           ---------        ---------
Gross margin                                                  67,270         (23,537)

Operating expenses                                           113,723          44,734
                                                           ---------        ---------
Loss from operations                                         (46,453)        (68,271)
                                                           ---------        ---------
          Other Expenses
          Interest income                                          -          509,945
Interest expense                                             100,000          129,712
                                                           ---------        ---------
          Total Other Expenses                               100,000          639,657
                                                           ---------        ---------
          Provision for income                                     -                -
                                                           ---------        ---------
          Total Income Tax Expense                                 -                -
                                                           ---------        ---------
Net income (loss)                                          $(146,453)     $  (707,928)
                                                           ==========     ============
Net loss per share                                         $ (0.01)       $  (0.03)
                                                           ==========     ============


                                             OUT-TAKES, INC.
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                   Common Stock      Additional
                              Number of              Paid-In      Accumulated   Treasury
                              Shares      Amount     Capital      Deficit       Stock        Total
                              ------      ------     ----------   -----------   --------  ----------
Balance, March 31, 1998    20,788,122   $ 207,882   $9,905,430   $(11,091,161) $(108,406) (1,086,255)

Acquisition of subsidiary                                             342,784                342,784
Adjustments                                              7,800                                 7,800
Net loss for the year
  ended March 31, 1999                                               (382,184)              (382,184)
                              ------      ------     ----------   -----------   --------  ----------
Balance, March 31, 1999    20,788,122     207,882    9,913,230     (11,130,561) (108,406) (1,117,855)

Net loss for the year
  ended March 31, 2000                                               (884,110)              (884,110)
                              ------      ------     ----------   -----------   --------  ----------
Balance, March 31, 2000    20,788,122     207,882    9,913,230    (12,014,671)   (108,406)(2,001,965)

Adjustments                                            (4,634)

Net loss for the year
  ended March 31, 2001                                                 17,273                 17,273
                              ------      ------     ----------   -----------   --------  ----------
Balance March 31, 2001     20,788,122   $ 207,882  $ 9,908,596   $(11,997,398)  $(108,406)(1,984,692)

Net Loss - June 31, 2001                                             (146,453)              (146,453)
                              ------      ------     ----------   -----------   --------  ----------
                           20,788,122   $ 207,882  $ 9,908,596   $  (12,1,851)  $(108,406)(2,131,145)
                           ==========   =========  ============  ============   ========== =========


                                             OUT-TAKES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the three months
                                                         ended June 30,
                                                     2001            2000
                                                     ---------------------
                                                          (Unaudited)
Operating Activities:
Net Loss                                           $ (146,453)     $ (197,983)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                      37,770          40,915
Changes in operating assets and liabilities:
  Accounts receivable                                   3,928          20,428
  Deposits                                             (2,961)
  Accounts payable, accrued expenses                   20,329          (9,789)
  Interest payable-related party                            -          94,103
 Accrued Interest                                      69,179          19,998
  Compensation payable - related party                 90,704          22,500
                                                      ----------    -----------
Net cash provided by (used in)
    operating activities                               72,496          (9,828)
                                                      ----------    -----------
Investing Activities:
 Note Receivable                                            -         (11,000)
 Equipment Purchase                                         -

Net cash used in investing activities                       -         (11,000)

Financing Activities:
  Proceed from issuance of stock
  Advances from related parties                             -          14,449
  Payments to related parties                               -         (88,760)

  Capital contribution                                                  5,000
  Proceeds from short term debt                             -           29,827
  Notes & contracts payable                          (125,576)          (5,000)
                                                      ----------    -----------
Net cash provided by (used in)
    financing activities                             (125,576)         (44,484)
                                                      ----------    -----------
Increase (decrease) in cash and cash
    equivalents                                       (53,080)         (65,312)
                                                      ----------    -----------
Cash and cash equivalents
 -beginning of year                                    52,745           77,265
Cash and cash equivalents- end of year                   (335)          11,953
                                                      ==========    ===========


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents
-------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at June 30, 2001.

Accounts Receivable
-------------------
Accounts receivable are shown net of the allowance for bad debts of $117,239 at June 30, 2001.

Goodwill and acquisition related intangibles
--------------------------------------------
Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Net goodwill at the reporting dates is as follows:

                                       June 30, 2001        March 31, 2001
                                       --------------        --------------
Goodwill                               $4,342,874            $4,342,784
Accumulated amortization                 (307,696)             (280,553)
                                        ---------             ---------
Net Goodwill                           $4,035,178            $4,062,321
                                        =========             =========
Amortization expense                     $ 27,143              $108,570
                                        =========             =========
Earnings per share
------------------
Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of June 30, 2001 and 2000, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.


NOTE 2 - MERGERS AND ACQUISITIONS

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

The Company has executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement. As of June 30, 2001, the merger is in process but had not yet been completed.


NOTE 3 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                       June 30, 2001     March 31, 2001
                                       -------------     --------------
Computers and software                       5,589              5,589
Equipment and furniture                    350,633            350,633
Leased asset                                19,000             19,000
Motor vehicle                                2,500              2,500
                                       -------------     --------------
Total - At Cost                            377,722            377,722
Less: Accumulated depreciation            (204,637)          (194,010)
                                       -------------     --------------
Net                                  $     173,085      $     183,712
                                       =============     ==============

NOTE 4 - NOTES PAYABLE

Note Payable - Consultant
-------------------------
This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of June 30, 2001 is $48,000.

Note Payable - Radovich
-----------------------
This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of June 30, 2001 is $30,557.

Note Payable - Reeves
---------------------
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of June 30, 2001 is $25,000.


Note Payable - Boyd
-------------------
This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of June 30, 2001 is $45,000

Note Payable - Atlas Engineering
--------------------------------
This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of June 30, 2001 is $62,984.

Note Payable - Coastal Resources Corp.
--------------------------------------
This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal Resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The payable amount as of June 30, 2001 is $219,036.

Note Payable - Los Alamos Energy, LLC Equity Holders
----------------------------------------------------
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of June 30, 2001, this conversion and reverse stock split has not been completed. The payable amount as of June 30, 2001 is $4,000,000.

Note Payable - Joint Venture Working Interest
---------------------------------------------
These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of June 30, 2001 is $250,279.

Note Payable - Hall
--------------------
This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of June 30, 2001 is $4,000.

Lease Payable - Fairfield Energy Corp.
---------------------------------------
The company is the lessee of a transformer under a capital lease expiring July 2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the year ended June 30, 2001. The equipment held under capital lease at June 30, 2001 is valued at $19,000 less accumulated depreciation of $5,202.

Future minimum lease obligations are as follows:

         Year ended March 31
         -------------------
          2001              $  6,137
          2002                 6,137
          2003                 6,137
          2004                 2,046
                              --------
           Total            $ 20,457
           Less interest       5,162
                              --------
Present value of net
minimum lease payment       $ 15,295
                              =======

NOTE 5 - RELATED PARTY TRANSACTIONS AND ASSET LEASE ASSIGNMENT

The Company holds an asset lease agreement that generates annual income for the Company. On March 30, 2001, the Company assigned this asset lease agreement in lieu of cash to payoff the loan payable to Photo Corporation Group (PCG), including the accrued interest that was due to related party. In addition, the related party also issued a $150,000 promissory note, dated June 30, 2001. The note bears 10% interest per annum. Both principal and interest are due in 180 days.

NOTE 6 - COMMITMENTS AND CONTIGENCIES

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

NOTE 7 -  INCOME TAXES

As of June 30, 2001, the Company has a net operating loss (NOL) carry forward of approximately $12,143,851. The net operating loss carry forwards expire between 2007 and 2016. No deferred tax asset has been recorded for these losses since a valuation allowance has been recorded for the portion of the NOL that is not expected to be realized.

NOTE 8 - NEW AUTHORITATIVE PRONOUNCEMENTS

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

NOTE 9 - GOING CONCERN

The Company has been unsuccessful in generating net cash from operations. The Company incurred a net loss from operation of $344,578 for the year ended March 31 2001 and has a working capital deficit as of March 31, 2001 of $2,254,565.

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

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

All of the consolidated revenue of Out-Takes, Inc. is generated from the leasing of photographic equipment to one customer and the sale of electricity to Pacific Gas and Electric Company and Texaco.

NOTE 11 - SUPPLEMENTAL CASH FLOW DISCLOSURE

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

Overview

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

Through its subsidiary, Atlas Power, the company is engaged in the business of power system and control system engineering for owners, engineers, manufacturers and construction companies serving the power industry.

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

PG&E has decided that neither its parent holding company nor any of the parent's other subsidiaries are affected by PG&E's bankruptcy filing. PG&E cited as reasons for its bankruptcy filing the failure by the State of California to assume full procurement responsibility for PG&E's net short position, the CPUC's actions on March 27 and April 3, 2001, that created new payment obligations for PG&E, lack of progress in negotiations with the state to provide recovery of power purchase costs, the CPUC's adoption of an illegal and retroactive accounting change, and the slow progress of discussions with representatives of Governor Davis.

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

RESULTS OF OPERATIONS

Period ended June 30, 2000 compared with June 30, 2001.

The net loss for the period ended June 30, 2001, was $146,453 compared with $707,928 for the period ended June 30, 2000.

The Company overall generated $121,906 in revenues in the period ended June 30, 2001 compared to revenues of $53,258 in the fiscal year ended March 31, 2000. Management attributes this increase to the sale of power to entities other than PG&E and the acquisition of the Atlas Power revenue stream.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 the Company had a working capital deficit of $2,361,578 as compared to a working capital deficit on March 31, 2001 of $2,254,565. The Company sees this changes as insignificant.

Net cash provided by operating activities was $72,496 for the period ended June 30, 2001 compared to the utilization of $9,828 of cash for the same period last year.

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

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K

      Current Report on Form 8-K dated April 6, 2001
      Current Report on Form 8-K dated January 23, 2001

                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Out-Takes, Inc.


   Dated: August 15, 2001              By: Jody P. Lenihan
                                          --------------------------------
                                           Jody P. Lenihan, Vice President