Form 10-Q
period 2001-09-30
OUT TAKES INC
filed 2001-11-30
CIK 889353

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities ExchangeActof1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports,), and (2) has been subject tosuch filing
requirements for the past 90 days. Yes X    No
                                                  ---  ---

The number of shares of the registrant's common stock as of September 30,2001:20,788,122 shares.

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

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

PART I. FINANCIAL INFORMATION

                                Out-Takes, Inc.
                          Consolidated Balance Sheets


                                             September 30,       March 31,
                                                2001              2001
                                             ------------        --------
                                              (Unaudited)

ASSETS
Current Assets
Cash                                          $       -          $  52,745

Accounts receivable (net)                       274,241            132,118
                                             ------------        --------
Inventories                                           -
Prepaid Expenses                                      -
Investments                                           -
Total Current Assets                            274,241            184,863
                                             ------------        --------
Property and Equipment (net)                    162,458            183,712
Other Assets                                          -
Deposits and advances                            26,110             23,148
Goodwill (net of amortization)                4,008,035          4,062,321
                                             ------------        --------
Total Other Assets                            4,034,145          4,085,469
                                             ------------        --------
Total Assets                                  4,470,844          4,454,044
                                             ============        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Book overdraft                                $(2,189)         $     -

Accounts Payable                                 80,359            25,766
Accrued expenses                                225,026           251,567
Accrued interest                               1,190,182          858,843
Compensation payable-related parties            171,034            81,274
Notes Payable-Short-Term                        1,084,739       1,213,856
Deferred Income                                   6,971             6,971
Total Current Liabilities                     2,756,123         2,438,277
                                             ------------        --------
Long-Term Liabilities
Notes payable-long term                       4,004,000         4,000,459
Shareholders' Equity

Common Stock, par value $.01 per share
    35,000,000 shares authorized;, 20,788,122
    shares issued and outstanding of which
    292,396 are in treasury                     207,882           207,882

Preferred stock, par value $.01 per share
 5,000,000 shares authorized; none issued                               -

Additional Paid in Capital                    9,913,230         9,913,230
Accumulated deficit                                   -
Accumulated deficit                         (12,301,985)      (11,997,398)
                                       ------------        --------
Total Shareholders' Equity                   (2,180,873)        1,876,286
Treasury stock, as cost                        (108,406)        (108,406)
                                             ------------        --------
Total Liabilities and Shareholders' Equity    4,470,844         4,454,044
                                             ===========        =========
      F-1


                                Out-Takes, Inc.
                     Consolidated Statements of Cash Flows

                                                  Nine Months Ended
                                                    September 30,
                                                 2001          2000
                                              ---------     ----------
                                             (Unaudited)
Operating Activities:
Net Loss                                     $(304,587)     $(359,726)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               75,540         81,830
Changes in operating assets and liabilities:
  Accounts receivable                         (142,123)       (62,493)
  Deposits                                                     (2,962)
  Accounts payable, accrued expenses            28,052         13,970
  Interest payable-related party               259,424
  Accrued interest                             331,339              -
  Compensation payable - related party          89,760         45,000
Net cash provided by (used in)
    operating activities                        75,019        (21,995)

Investing Activities:
  Note receivable                                   -          (6,000)
  Equipment purchase                                -

Net cash used in investing activities               -          (6,000)

Financing Activities:
  Proceed from issuance of stock
  Advances from related parties                               (25,486)
  Payments to related parties                       -               -
  Capital contribution                              -
  Proceeds from short term debt                     -               -
  Notes & contracts payable                   (129,953)             -

Net cash provided by (used in)
    financing activities                      (129,953)       (25,486)

Increase (decrease) in cash and cash
    equivalents                                (54,934)       (53,481)

Cash and cash equivalents-beginning of year     52,745         77,265

Cash and cash equivalents- end of year         $(2,189)       $23,784

                                Out-Takes, Inc.
                                  Consolidated Statements of Operations

                                       Three Months Ended           Nine months Ended
                                          September 30,                September 30,
                                       2001          2000          2001          2000
                                     --------     ---------      --------      -------
                                          (Unaudited)                  (Unaudited)

Revenues                           $73,429         $53,258      $167,546       $221,853

Cost of revenues                    27,680          76,795        87,917         98,645
                                     --------     ---------      --------      -------
Gross margin                        45,749         (23,537)       79,629        123,208

Operating expenses                  62,828          44,734       184,187        223,510
                                     --------     ---------      --------      -------
Loss from operations               (17,079)        (68,271)     (104,558)      (100,302)
                                     --------     ---------      --------      -------
Other Expenses
Interest income                          -               -             -              -
Interest expense                  (100,000)       (129,712)     (200,029)      (259,424)
                                     --------     ---------      --------      -------
Total Other Expenses              (100,000)       (129,712)     (200,029)      (259,424)
                                     --------     ---------      --------      -------
Provision for
 income taxes                            -               -             -              -
                                     --------     ---------      --------      -------
Total Income
 Tax Expense                             -               -             -              -
                                     --------     ---------      --------      -------
Net income (loss)                $(117,079)      $(197,983)    $(304,587)     $(359,726)
                                   ==========     =========      ========      =========
Net loss per share                 $(0.01)        $(0.01)      $(0.01)         $(0.02)
                                   ==========     =========      ========      =========




Weighted average common
  shares outstanding            20,788,122      20,495,726    20,788,122     20,495,726
                                   ==========     =========      ========      =========



                                             Out-Takes, Inc.
                             Consolidated Statement of Stockholders' Equity

                           Common Stock           Additional
                       ----------------           Paid-In     Accumulated   Treasury
                          Number of               Capital     Deficit       Stock        Total
                            Shares       Amount
                       ----------------  ------   ---------   ------------  --------     -----

Balance,
 March 31, 1998          20,788,122   $207,882  $9,905,430  ($11,091,161) ($108,406) ($1,086,255)
Acquisition of
 subsidiary                                                      342,784                 342,784
Adjustments                                          7,800                                 7,800
Net loss for
 the year
  ended
 March 31, 1999                                                 (382,184)               (382,184)
                    ----------------  ------   ---------   ------------  --------     -----
Balance, March 31, 1999  20,788,122     207,882   9,913,230   (11,130,561) (108,406)  (1,117,855)
Net loss for the year
  ended March 31, 2000                                           (884,110)              (884,110)
                       ----------------  ------   ---------   ------------  --------     -----
Balance, March 31, 2000  20,788,122      207,882  9,913,230   (12,014,671) (108,406)  (2,001,965)
Net loss for the year
  ended March 31, 2001                                             17,273                 17,273
                   ----------------  ------   ---------   ------------  --------     -----
Balance March 31, 2001   20,788,122      207,882  9,913,230   (11,997,398) (108,406)  (1,984,692)

Net loss -
 September 30, 2001                                              (304,587)              (304,587)

Balance,
 September 30, 2001      20,788,122     $207,882 $9,913,230  $(12,301,985)$(108,406) $(2,289,279)
                       ================== ======= =========== =============  =======   ==========
                               F-3



                                Out-Takes, Inc.
                   Notes to Consolidated Financial Statements


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

Cash and cash equivalents
-------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at September 30, 2001.

Accounts Receivable
-------------------
Accounts receivable are shown net of the allowance for bad debts of $117,239 at September 30, 2001.

Goodwill and acquisition related intangibles
--------------------------------------------
Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Net goodwill at the reporting dates is as follows:

                                      September 30, 2001     March 31, 2001
                                       --------------        --------------
Goodwill                               $4,342,874            $4,342,784
Accumulated amortization                 (334,839)             (280,553)
                                         ---------             ---------
Net Goodwill                           $4,008,035            $4,062,321
                                        =========             =========
Amortization expense                     $ 54,286              $108,570
                                          =======               =======


                                       F-5

Earnings per share
------------------
Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of September 30, 2001 and 2000, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.


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

The Company has executed a letter of intent with Atlas Engineering, LLC to the effect that the Company shall acquire Atlas Engineering, LLC pursuant to the provisions of a Purchase Agreement. As of September 30, 2001, the merger is in process but had not yet been completed.

NOTE 3 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                          September 30, 2001     March 31, 2001
                                           ----------------   ---------------
Computers and software                             5,589              5,589
Equipment and furniture                          350,633            350,633
Leased asset                                      19,000             19,000
Motor vehicle                                      2,500              2,500
                                              ------------       -------------
Total - At Cost                                  377,722            377,722
Less: Accumulated depreciation                  (215,264)          (194,010)
                                               -------------      -------------
Net                                        $     162,458      $     183,712
                                               =============      =============


NOTE 4 - NOTES PAYABLE

Note Payable - Consultant
-------------------------
This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has threatened to commence legal action, however management has advised the note holder that no amount is due at the present time as the Company has not generated positive cash flow. Counsel has advised the Company that no litigation has commenced and counsel is unable to assess a possible outcome, should litigation be commenced. The payable amount as of September 30, 2001 is$48,000.


Note Payable - Radovich
-----------------------
This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of September 30, 2001 is $30,557.

Note Payable - Reeves
---------------------
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of September 30, 2001 is$25,000.

Note Payable - Boyd
-------------------
This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of September 30, 2001 is $45,000

Note Payable - Atlas Engineering
--------------------------------
This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of September 30, 2001 is $62,984.

Note Payable - Coastal Resources Corp.
--------------------------------------
This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal Resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August2000. The payable amount as of September 30, 2001 is $219,036.

Note Payable - Los Alamos Energy, LLC Equity Holders
----------------------------------------------------
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires asa condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of September 30, 2001, this conversion and reverse stock split has not been completed. The payable amount as of September 30, 2001 is $4,000,000.

Note Payable - Joint Venture Working Interest
---------------------------------------------
These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of September 30, 2001 is $250,279.

Note Payable - Hall
--------------------
This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of September 30, 2001 is $4,000.

Lease Payable - Fairfield Energy Corp.
---------------------------------------
The company is the lessee of a transformer under a capital lease expiring July2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the year ended September 30, 2001. The equipment held under capital lease at September 30, 2001 is valued at$19,000 less accumulated depreciation of $5,202.

Future minimum lease obligations are as follows:

         Year ended March 31
         -------------------
           2001  $  6,137
           2002     6,137
           2003     6,137
           2004     2,046
                  --------
Total            $ 20,457
Less interest       5,162
                   -------
     Present value of net minimum lease payment  $ 15,295
                                                  =======

NOTE 5 - RELATED PARTY TRANSACTIONS AND ASSET LEASE ASSIGNMENT

The Company holds an asset lease agreement that generates annual income for the Company. On March 30, 2001, the Company assigned this asset lease agreement in lieu of cash to payoff the loan payable to Photo Corporation Group (PCG), including the accrued interest that was due to related party. In addition, the related party also issued a $150,000 promissory note, dated September 30, 2001. The note bears 10% interest per annum. Both principal and interest are due in 180 days.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 -  INCOME TAXES

As of September 30, 2001, the Company has a net operating loss (NOL) carryforward of approximately $12,143,851. The net operating loss carryforwards expire between 2007 and 2016. No deferred tax asset has been recorded for these losses since a valuation allowance has been recorded for the portion of the NOL that is not expected to be realized.

NOTE 8 - NEW AUTHORITATIVE PRONOUNCEMENTS

The Company intends to adopt Statement of Financial Accounting Standards
(SFAS)No. 133, 'Accounting for Derivative Instruments and Hedging Activities,'as of the beginning of its fiscal year 2001. The standard will require the Company to recognize all derivatives on the balance sheet at fair value. The effect of adopting the standard is not expected to have a material effect on the Company's financial position or overall results in operations.


NOTE 9 - GOING CONCERN

The Company has been unsuccessful in generating net cash from operations. The Company incurred a net loss from operation of $344,578 for the year ended March 31 2001 and has a working capital deficit as of March 31, 2001 of$2,254,565.

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




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Item 2. Management's Discussion and Analysis Of Operations.

Overview
On August 31, 1998, the Company entered into a Share Purchase Agreement (the"Acquisition Agreement") whereby the Company acquired (the "Acquisition")all of the issued and outstanding equity interests in Los Alamos Energy, LLC, a California limited liability company ("LAE"). The purchase price to be paid for the equity interests of LAE is Four Million Dollars($4,000,000), which waspaid by Promissory Notes (the "Notes") to the holders of LAE equity (the"Equity Holders") calling for interest on all outstanding amounts to accrue at the rate of ten percent (10%) per annum. Payments of principal and accrued interest under the Notes shall be made monthly in arrears up to the maturity date, which is the fifth anniversary of the Notes. The Notes may be prepaid at any time without premium or penalty.

The Acquisition Agreement provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The

Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred(100) shares issued and outstanding as of such date. LAE contemplates that a significant number of persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company. Presently, management of LAE anticipates that, prior to the conversion of the Notes and after giving effect to the contemplated reverse stock split, the Company will issue approximately three million (3,000,000) additional shares of common stock, and that subsequent to completing the conversion, the Equity Holders and Interest Holders will own, in the aggregate, approximately two million eight hundred eighty thousand (2,880,000) shares of the Company's common stock, representing ninety percent (90%) of the total amount of common stock estimated to be issued and outstanding as of the date such conversion rights are exercised. As of March 31, 2000, the holders have not yet exercised their right to convert the note to common stock.

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


RECENT DEVELOPMENTS

1. Regulatory Matters.
a. Payment for Electricity Delivered
Los Alamos Energy has historically sold power to PG&E. Due to uncertainties arising form PG&E's bankruptcy, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator ("ISO"), and is currently selling power to the CAISO through the Automated Power Exchange as its Scheduling Agent.

Since September 2000, the ISO settlement procedures have included a two-payment process. An initial payment is made to the Scheduling Coordinators based on Preliminary Settlement Statement Invoices and receipts received in response to them, and final payment is made based on receipts received in response to the Final Settlement Statement Invoice.

A group of California generators filed a Motion with the Federal Energy Regulatory Commission (?Commission?) to direct the ISO to enforce the creditworthiness requirement of its open access transmission tariff (Tariff)and the Commission's creditworthiness orders.

The ISO stated that because certain parties are in default on major payments and because market "reruns" result in significant shifts in the payments between the preliminary and final invoices, Scheduling Coordinators are"netting" payments owed for one month's market transactions against amounts due for transactions in a different month. Some Scheduling Coordinators have also failed to make full payment on preliminary invoices on the belief that they will not recover overpayments.

The ISO stated that these practices are contrary to payment obligations under the ISO Tariff. The ISO indicated that it initiated several changes to its billing and settlement procedures in response to the actions of market participants. First, by Market Notice issued August 1, 2001, the ISO notified market participants that it did not expect to make cash distributions based on preliminary invoices for May, but would hold the payments and include them in the cash distributions based on final invoices for May.

Second, by Market Notice issued August 30, 2001, the ISO notified market participants that it would suspend, until further notice, cash distributions based on preliminary invoices, effective September, 2001,until the ISO issues a further market notice.

Third, by Market Notice issued September 4, 2001, the ISO notified market participants that beginning with the July 2001 trade month, it would defer the collection and disbursement of funds until the final invoices for each trade month were prepared and distributed. According to the Market Notice, the ISO would issue a single monthly invoice on the date that it issues the Final Settlement Statement for the last trade day of the calendar month and distributes payment received within five business days from the date the single invoice was issued.

The ISO represented that it has modified the payment dates in the ISO Payments Calendar to accommodate these changes. The ISO requested that its proposed changes be made effective, on a temporary basis, beginning August1, 2001 (when preliminary payments for the trade month May 2001 would have been disbursed), until either the ISO notifies the Commission of its intent torevert, as of a date specified, or until the Commission accepts and makeseffective a permanent change to the settlement process. The ISO requestedwaiver of the prior notice requirement to permit the tariff revisionsto be made effective on August 1, 2001.

The Commission has repeatedly directed the ISO to enforce its credit worthy standards under the Tariff and have specifically held that the ISO Tariff prevents the ISO from entering into transactions with third-party suppliers on behalf of a non-creditworthy entity, absent credit support for such transactions from a creditworthy counter party. As per the February 14 Order and April 6 Order, and affirmed in the September 13 Order, the Tariff imposes a duty on the ISO to enforce the Tariff's creditworthiness standards.

In the September 13 Order, it stated that "it would be unreasonable to limit the ISO's creditworthiness enforcement duties to rejecting schedules from non-creditworthy parties [and] conclude[d] that it would be reasonable to require that the ISO obtain prior assurances of payment for all third-party power supplied to [SoCal Edison] and PG&E, whether directly or through purchases by DWR (or another creditworthy counter party) on their loads' behalf."

It has stated our reasons for this requirement several times. First, it found that the credit-support arrangements are necessary to ensure adequate assurance of payment for third-party suppliers; second, that such arrangements are necessary to avoid the unilateral shifting of unacceptable financial risks to third-party suppliers; and third, that a lowering of the financial creditworthiness standard without some assurance of payment for third-party sales would further increase prices paid by consumers.

Although DWR represented that it is the guarantor of transactions for then on-creditworthy UDCs, DWR has yet to pay for these net short positions. The Tariff requires a creditworthy party to back the transaction before the transaction is scheduled. Therefore, if the ISO does not provide a creditworthy party to back the transaction, including, specifically the net short position of the currently non-creditworthy UDCs, i.e., PG&E and So Cal Edison, the must-offer requirement will not apply. The must-offer requirement assumes a matching must-pay requirement. Thus, sellers will not be required to transact with the ISO and will be free to negotiate with other in-state and out-of-state buyers of their choosing with mutually acceptable terms and conditions.

The commission also disagreed with the ISO and DWR's representation that under the Tariff the ISO must invoice the non-creditworthy UDCs, or that a new contractual arrangement is necessary for DWR to assume financial responsibility as the guarantor for the non-creditworthy UDCs. It noted that DWR has already executed a Scheduling Coordinator Agreement with the ISO.

This agreement includes, among other things, an obligation by DWR to abide by and perform all of the obligations under the ISO Tariff, without limitation. This includes an obligation to pay for scheduled and unscheduled transactions made on the Scheduling Coordinator's behalf by the ISO. Under the ISO Tariff settlement and billing procedures, a Scheduling Coordinator shall discharge its payment obligations and likewise, receive all payments owed to it under the ISO Tariff only through the ISO. Although this agreement was entered into prior to So Cal Edison and PG&E losing their creditworthy status, nothing in the agreement limits the scope to DWR's scheduling of its own load, or distinguishes DWR's functioning as the creditworthy party for the net short position for the non-creditworthy UDCs.The ISO has acknowledged that DWR assumed the obligations of Scheduling Coordinator for the net short load under the Tariff. The ISO confirmed that: (1) both DWR and CERS have been assigned Scheduling Coordinator identifications; (2) transactions backed by DWR and CERS since January have been entered into using their Scheduling Coordinator identifications; and (3) the UDCs provide CERS with a calculation of the net short for this purpose.

In addition, it noted that AB1X provides that: "Upon delivery of power to them, the retail end use customers shall be deemed to have purchased that power from [DWR]. Payment for any sale shall be a direct obligation of there tail end use customer to [DWR]."

Therefore, because DWR has assumed responsibility for purchases by the ISO, and because DWR functions as a Scheduling Coordinator for this net short position of PG&E and So Cal Edison, DWR must abide by the requirements of the ISO Tariff and the Scheduling Coordinator Agreement. Therefore, the Commission disagreed with the ISO's argument that under the Tariff, it is required to send invoices to PG&E and So Cal Edison - rather than DWR - for generation it dispatches to serve their respective loads. The ISO is obligated under its Tariff to invoice, collect payments from and distribute payments to DWR, as the Scheduling Coordinator for all scheduled and unscheduled transactions made on behalf of DWR, including transactions where DWR serves as the creditworthy counterparty for the applicable portion of PG&E's and So Cal Edison's load.

The Commission rejected the ISO's and DWR's argument that the Agreement resolvesthe issues raised by the Generators in this proceeding. This Agreement has never been filed with the Commission and, to the extent that payment is negotiated for services under the Tariff, that Agreement is jurisdictional and must be filed with and approved by the Commission under section 205 of the Federal Power Act prior to implementation. The issue raised by Generators regarding payment for providing minimum run energy is pending before the Commission on rehearing in Docket Nos. EL00-95-001, et al., and will be addressed in that proceeding.

The Commission believes that it is the ISO's obligation to enforce the provisions of the Tariff uniformly and to ensure that all parties are treated equitably and fairly. If the ISO enforced its Tariff provisions which require all Scheduling Coordinators to pay each preliminary and final settlement statement invoice in each settlement period, (thus enforcing no "netting"), it would eliminate the need for the temporary suspension of the two-part settlement process and render Amendment No. 40 unnecessary. It also believes that under Amendment No. 40, Scheduling Coordinators will face a 75-day lag between their market transactions and any receipt of payment for those transactions and find this delay unacceptable. It found it imperative to the marketplace that a prompt settlement process be in place that matches market transactions and prompt payment for those transactions on a timely basis.

The Commission found that DWR does not have unilateral discretion to determine the rates for purchases it makes on behalf of PG&E and So Cal Edison and instead must accept and pay the rates set by the Commission. If DWR disagrees with these rates, it may challenge the rates through an appropriate filing with the Commission. Neither DWR nor any other party should be engaging in the types of self-help described in this proceeding.

The ISO was on November 7, 2001 directed to comply with its Tariff and the Commission's creditworthiness orders by: (1) enforcing its billingandsettlementprocedures under its Tariff; (2) invoicing DWR for all ISOtransactions it entered into on behalf of So Cal Edison and PG&E within 15 days from the date of the order; (3) filing a report with the Commission, within 15 days from the date of the order, indicating overdue amounts from DWR and a schedule for payment of those overdue amounts within 3 months of the date of the order; and (4) reinstating the billing and settlement procedures under the Commission-approved ISO Tariff. If the ISO fails to take these steps, the Commission will consider it a violation of the Commissions' creditworthiness orders and the ISO's Tariff warranting the Commission to seek injunctive relief under section 314(a) of the Federal Power Act, 16 U.S.C. ? 825m(a) (1994).

b. Direct Access.

The Public Utilities Commission issued a restructuring order December 1995 (revised January 1996), providing for an independent systemoperator (ISO) and a wholesale power exchange (PX) to be operational January 1, 1998. (The opening of the ISO and PX were delayed until March 31, 1998). PUC rulings in 1997 established electric metering and billing as competitive services, and provided that retail choice would be available to all consumers at once.

May 2000 marked the beginning of extreme price spikes at the PX and ISO, and FERC attempted to address the market problems in a December 2000 order. The order provided for a soft price cap of $150/mWh, a new governing board for the ISO, elimination of the requirement for IOUs to buy and sell all power through the PX, and a requirement for 95% of loads to be bid in the day-ahead market.

In January 2001 the PUC approved limited rate increases utilities, and inlateMarch approved large rate increases for consumers using more than 130% of a baseline. The baseline is set regionally and is about half of average consumption levels. The March order also requires the utilities to usethe rate increase to pay for power purchased from qualifying facilities andtheDepartment of Water Resources. In April 2001 FERC approved marketmitigationmeasures that set a rate formula once a stage 1 emergency is reached, and in September broadened the order to apply to all times and to all western states.

In September 2001 the PUC ended the ability of customers' to choose their power supplier; current retail choice customers can remain with their supplier through the end of their contract.

In Spring 2001 the governor of California signed AB 29x approving fundsforenergy conservation, SB 6x creating a state authority to build and upgrade generation facilities, and SB 31x providing an additional $13.4billion in bonding authority to the California Department of Water Resources. In October 2001 the governor said he would veto SB 18xx, which creates a separate charge on customer bills to cover bond repayments. The governor objects to the bill because it allows PUC oversight of the Department of Water Resources revenue needs.

2. Atlas Engineering.

Due to a reversal of electricity restructuring and customer direct access in California, Atlas Engineering has elected to terminate its discussions with the Company regarding the acquisition of Atlas by the Company.

RESULTS OF OPERATIONS

Period ended September 30, 2000 compared with September 30, 2001.

The net loss for the period ended September 30, 2001, was $146,453 compared with $707,928 for the period ended September 30, 2000.

The Company overall generated $121,906 in revenues in the period ended September30, 2001 compared to revenues of $53,258 in the fiscal year ended March 31, 2000. Management attributes this increase to the sale of power to entities other than PG&E and the acquisition of the Atlas Power revenue stream.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 the Company had a working capital deficit of$2,361,578as compared to a working capital deficit on March 31, 2001 of$2,254,565. The Company sees this changes as insignificant.

Net cash provided by operating activities was $72,496 for the period ended September 30, 2001 compared to the utilization of $9,828 of cash for the same period last year.

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