Form 10-Q
period 2001-12-31
OUT TAKES INC
filed 2002-02-20
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                         COMMISSION FILE NUMBER 0-21322
                                    --------

                                 OUT TAKES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                95-4363944
 ------------------------------------- -----------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock as of December 31, 2001:
20,788,122 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X

                                -----------------
                                TABLE OF CONTENTS
                                -----------------

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

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

                                Out-Takes, Inc.
                          Consolidated Balance Sheets




                                                                 December 31           March 31,
                                                                    2001                 2001
                                                              ------------------   ------------------
                                                                (Unaudited)


ASSETS
 Current Assets
 Cash                                                                        $ -             $ 52,745
 Accounts receivable (net)                                               164,325              132,118
                                                              ------------------  ------------------
 Inventories                                                                                        -
 Prepaid Expenses                                                                                   -
 Investments                                                                                        -
                                                              ------------------   ------------------
  Total Current Assets                                                   164,325              184,863
                                                              ------------------   ------------------

Property and Equipment (net)                                             151,831              183,712
                                                              ------------------   ------------------

Other Assets
 Other Assets                                                                                       -
 Deposits and advances                                                    26,110               23,148
 Goodwill (net of amortization)                                        3,989,940            4,062,321
 Intercompany Acct.                                                            -                    -
                                                              ------------------   ------------------
  Total Other Assets                                                   4,016,050            4,085,469
                                                              ------------------   ------------------

Total Assets                                                          $4,332,206           $4,454,044
                                                              ==================   ==================

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Book overdraft                                                         $ (1,971)                 $ -
 Accounts Payable                                                        121,480               25,766
 Accrued expenses                                                        256,336              251,567
 Accrued interest                                                      1,390,182              858,843
 Compensation payable-related parties                                    226,026               81,274
 Notes Payable-Short-Term                                              1,025,797            1,213,856
 Deferred Income                                                           8,714                6,971
                                                              ------------------   ------------------
  Total Current Liabilities                                            3,026,564            2,438,277
                                                              ------------------   ------------------

Long-Term Liabilities
 Notes payable-long term                                               4,004,000            4,000,459
                                                              ------------------   ------------------

Shareholders' Equity
 Common Stock, par value $.01 per share
    35,000,000 shares authorized;, 20,788,122
    shares issued and outstanding of which
    292,396 are in treasury                                              207,882              207,882
 Preferred stock, par value $.01 per share
    5,000,000 shares authorized; none issued                                                       -
 Additional Paid in Capital                                            9,913,230            9,913,230
 Accumulated deficit                                                                                -
 Accumulated deficit                                                 (12,711,064)         (11,997,398)
                                                              ------------------   ------------------
  Total Shareholders' Equity                                          (2,589,952)          (1,876,286)
                                                              ------------------   ------------------

 Treasury stock, as cost                                                (108,406)            (108,406)
                                                              ------------------   ------------------

Total Liabilities and Shareholders' Equity                            $4,332,206           $4,454,044
                                                              ==================   ==================

                                Out-Takes, Inc.
                     Consolidated Statements of Cash Flows


                                                                                       Nine Months Ended
                                                                                          December 31,
                                                                                    2001             2000
                                                                                -------------------------------
                                                                                        (Unaudited)
Operating Activities:
Net Loss                                                                            $(713,666)         $15,192
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                                     104,262          121,687
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (32,207)         (92,017)
  Deposits                                                                             (2,962)
  Accounts payable, accrued expenses                                                   69,173           28,908
  Interest payable-related party                                                                       (93,001)
  Accrued interest                                                                    531,339         (296,698)
  Compensation payable - related party                                                 89,760           60,000
Net cash provided by (used in)
                                                                                --------------   --------------
    operating activities                                                               45,699         (255,929)
                                                                                --------------   --------------

Investing Activities:
  Note receivable                                                                           -                -
  Equipment purchase                                                                        -

                                                                                --------------   --------------
Net cash used in investing activities                                                       -                -
                                                                                --------------   --------------

Financing Activities:
  Proceed from issuance of stock
  Advances from related parties                                                                              -
  Payments to related parties                                                               -                -
  Capital contribution                                                                                       -
  Proceeds from short term debt                                                      (103,956)        (177,661)
  Notes & contracts payable                                                             3,541          357,082
Net cash provided by (used in)
                                                                                --------------   --------------
    financing activities                                                             (100,415)         179,421
                                                                                --------------   --------------

Increase (decrease) in cash and cash
                                                                                --------------   --------------
    equivalents                                                                       (54,716)         (76,508)
                                                                                --------------   --------------

Cash and cash equivalents-beginning of year                                            52,745           77,265

                                                                                --------------   --------------
Cash and cash equivalents- end of year                                                $(1,971)           $ 757
                                                                                ==============   ==============

                                 Out-Takes, Inc.
                      Consolidated Statements of Operations

                                                 Three Months Ended                   Nine months Ended
                                                     December 31,                        December 31,
                                               2001              2000               2001              2000
                                          ----------------------------------  ------------------------------------
                                                  (Unaudited)                             (Unaudited)

Revenues                                          $ 1,891          $167,292           $117,691          $ 311,566

Cost of revenues                                    1,114            35,711             99,888            122,948

                                          ----------------  ----------------  ----------------- ------------------
Gross margin                                          777           131,581             17,803            188,618

Operating expenses                                 64,671            63,442            200,130            173,490
                                          ----------------  ----------------  ----------------- ------------------

Loss from operations                              (63,894)           68,139           (182,327)            15,128
                                          ----------------  ----------------  ----------------- ------------------

Other Expenses

Interest expense                                 (100,000)                -           (531,339)               (64)
                                          ----------------  ----------------  ----------------- ------------------
Total Other Expenses                             (100,000)                -           (531,339)               (64)
                                          ----------------  ----------------  ----------------- ------------------

Provision for income taxes                              -                 -                  -                  -
                                          ----------------  ----------------  ----------------- ------------------
Total Income Tax Expense                                -                 -                  -                  -
                                          ----------------  ----------------  ----------------- ------------------

Net income (loss)                              $ (163,894)         $ 68,139         $ (713,666)          $ 15,064
                                          ================  ================  ================= ==================

Net loss per share                                $ (0.01)           $ 0.00            $ (0.03)            $ 0.00
                                          ================  ================  ================= ==================

Weighted average common
  shares outstanding                           20,788,122        20,495,726         20,788,122         20,495,726
                                          ================  ================  ================= ==================


                                 Out-Takes, Inc.
                 Consolidated Statement of Stockholders' Equity



                                    Common Stock Additional
                                    ----------------------
                                    Number of               Paid-In    Accumulated  Treasury
                                      Shares     Amount     Capital      Deficit      Stock      Total
                                    ----------- ---------- ----------- ------------ ---------- -----------

Balance, March 31, 1998             20,788,122   $207,882  $9,905,430 ($11,091,161) ($108,406)($1,086,255)
Acquisition of subsidiary                                                  342,784                342,784
Adjustments                                                     7,800                               7,800
Net loss for the year
  ended March 31, 1999                                                    (382,184)              (382,184)
                                    ----------- ---------- ----------- ------------ ---------- -----------
Balance, March 31, 1999             20,788,122    207,882   9,913,230  (11,130,561)  (108,406) (1,117,855)
Net loss for the year
  ended March 31, 2000                                                    (884,110)              (884,110)
                                    ----------- ---------- ----------- ------------ ---------- -----------
Balance, March 31, 2000             20,788,122    207,882   9,913,230  (12,014,671)  (108,406) (2,001,965)

Net loss for the year
  ended March 31, 2001                                                      17,273                 17,273
                                    ----------- ---------- ----------- ------------ ---------- -----------
Balance March 31, 2001              20,788,122    207,882   9,913,230  (11,997,398)  (108,406) (1,984,692)

Net loss - December 31, 2001                                              (713,666)              (713,666)

                                    ----------- ---------- ----------- ------------ ---------- -----------
Balance, December 31, 2001          20,788,122  $ 207,882  $ 9,913,230 $(12,711,064 $(108,406)$(2,698,358)
                                    =========== ========== =========== ============ ========== ===========


                                 Out-Takes, Inc.
                   Notes to Consolidated Financial Statements


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
-------------------
The Company's principal business activity is the generation and sale of electricity from waste natural gas in the State of California, which is then sold to retail providers of consumer electricity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Basis of Presentation
-----------------------
The accompanying financial statements include the accounts of Out-Takes, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Property, Plant and Equipment
------------------------------
Plant and equipment are recorded at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years.

Cash and cash equivalents
--------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at December 31, 2001.

Accounts Receivable
--------------------
Accounts receivable are shown net of the allowance for bad debts of $117,239 at December 31, 2001.

Goodwill and acquisition related intangibles
---------------------------------------------
Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Net goodwill at the reporting dates is as follows:


                               December 31, 2001             March 31, 2001
                               -----------------             --------------
Goodwill                         $4,342,874                    $4,342,784
Accumulated amortization           (334,839)                     (280,553)
                                   ---------                  ------------
Net Goodwill                     $4,008,035                    $4,062,321
                                 ===========                  ===========
Amortization expense               $ 54,286                      $108,570
                                 ==========                   ===========

Earnings per share
-------------------
Earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128. Earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. As of December 31, 2001 and 2000, no contingently issuable shares qualified as dilutive to be included in the earnings per share calculation.

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

NOTE 3 - PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                   December 31, 2001             March 31, 2001
                                  ----------------              ---------------
Computers and software                   5,589                            5,589
Equipment and furniture                350,633                          350,633
Leased asset                            19,000                           19,000
Motor vehicle                            2,500                            2,500
                                  ------------                    -------------
Total - At Cost                        377,722                          377,722
Less: Accumulated depreciation        (215,264)                        (194,010)
                                 -------------                     -------------
Net                              $     162,458                    $     183,712
                                     =========                       ==========

NOTE 4 - NOTES PAYABLE

Note Payable - Consultant
--------------------------
This is an unsecured note payable to a former financial consultant to the Company pursuant to a settlement agreement originally dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. The note holder has commence legal action which led to a new settlement agreement being entered into effective as of October 30, 2001 providing for payment in the aggregate of $72,000.00 in cash or otherwise as may be elected by the Holder upon occurrence of certain events on or before March 16, 2001.

Note Payable - Radovich
------------------------
This is an unsecured promissory note dated September 27, 1996. The note's original maturity dated was thirty (30) days, no interest. The note's maturity date has been extended indefinitely without interest. The payable amount as of December 31, 2001 is $30,557.

Note Payable - Reeves
----------------------
This is an unsecured promissory note dated March 30, 1998. The note's original maturity date was sixty days with interest at 10% per annum and is convertible into Out-Takes, Inc. common stock at a rate to be negotiated between the parties. The payable amount as of December 31, 2001 is$25,000.

Note Payable - Boyd
--------------------
This is an unsecured promissory note dated August 14, 1998. The note's original maturity date was sixty (60) days, 10% annum simple interest. The note's maturity date was extended to December 31, 1999 with interest and the parties are in negotiation for an additional extension. The payable amount as of December 31, 2001 is $45,000

Note Payable - Atlas Engineering
---------------------------------
This is an unsecured promissory note dated March 19, 1999. The note is convertible into Out-Takes, Inc. common stock pursuant to a non-binding share purchase agreement executed between the parties. The note includes interest at 10% per annum until paid or converted. The payable amount as of December 31, 2001 is $62,984.

Note Payable - Coastal Resources Corp.
---------------------------------------
This note, dated June 15, 1999 is secured by the property, plant and equipment of Los Alamos Energy, LLC and includes interest at 8% per annum beginning October 1, 1999. The master loan agreement specifies a $300,000maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger is consummated, then the loan balance at that date shall be credited to Coastal Resources Corp. as part of its proportionate equity interest in Out-Takes, Inc. If the merger is not consummated, then the principal and interest is due and payable on the first anniversary date of each advance ranging from June 2000 through August2000. The payable amount as of December 31, 2001 is $219,036.

Note Payable - Los Alamos Energy, LLC Equity Holders
-----------------------------------------------------
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between Los Alamos Energy, LLC (LAE) and Out-Takes, Inc. The note specifies interest at 10% per annum and is convertible into a aggregate ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of December 31, 2001, this conversion and reverse stock split has not been completed. The payable amount as of December 31, 2001 is $4,000,000.

Note Payable - Joint Venture Working Interest
----------------------------------------------
These notes are pursuant to a Joint Venture Agreement executed between Los Alamos Energy, LLC and the participants in development and generation of electricity from waste natural gas activities. The agreement specifies that participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2000, this conversion or repayment has not been completed. The payable amount as of December 31, 2001 is $250,279.

Note Payable - Hall
---------------------
This is an unsecured promissory note dated January 4, 2000. The note's maturity date is January 4, 2001 without interest. The payable amount as of December 31, 2001 is $4,000.

Lease Payable - Fairfield Energy Corp.
----------------------------------------
The company is the lessee of a transformer under a capital lease expiring July2003. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments. The asset is depreciated over the lease term of 50 months. Depreciation of the asset under the capital lease is included in depreciation expense for the year ended December 31, 2001. The equipment held under capital lease at December 31, 2001 is valued at$19,000 less accumulated depreciation of $5,202.

Future minimum lease obligations are as follows:

                           Year ended March 31
                           -------------------
                             2001             $  6,137
                             2002                6,137
                             2003                6,137
                             2004                2,046
                                                -------
                             Total            $ 20,457
                             Less interest       5,162
                                                -------
   Present value of net minimum lease payment $ 15,295
                                                =======

NOTE 5 - RELATED PARTY TRANSACTIONS AND ASSET LEASE ASSIGNMENT

The Company holds an asset lease agreement that generates annual income for the Company. On March 30, 2001, the Company assigned this asset lease agreement in lieu of cash to payoff the loan payable to Photo Corporation Group (PCG), including the accrued interest that was due to related party. In addition, the related party also issued a $150,000 promissory note, dated December 31, 2001. The note bears 10% interest per annum. Both principal and interest are due in 180 days. PCG has subsequently agreed to accept a similar Note from Los Alamos Energy.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has an extended 12 month non-cancelable operating lease agreement for an office facility.

Future minimum lease obligations are as follows:
                                                      Year ended March 31
                                                      -------------------
                          2002                               $  10,200
                                                              --------
                          Total                              $  10,200
                                                              ========

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

NOTE 7 -  INCOME TAXES

As of December 31, 2001, the Company has a net operating loss (NOL) carryforward of approximately $12,711,064. The net operating loss carryforwards expire between 2007 and 2016. No deferred tax asset has been recorded for these losses since a valuation allowance has been recorded for the portion of the NOL that is not expected to be realized.

NOTE 8 - NEW AUTHORITATIVE PRONOUNCEMENTS

The Company intends to adopt Statement of Financial Accounting Standards
(SFAS)No. 133, 'Accounting for Derivative Instruments and Hedging Activities, as of the beginning of its fiscal year 2001. The standard will require the Company to recognize all derivatives on the balance sheet at fair value. The effect of adopting the standard is not expected to have a material effect on the Company's financial position or overall results in operations.


NOTE 9 - GOING CONCERN

The Company has been unsuccessful in generating net cash from operations. The Company incurred a net loss from operation of $713,666 for the period ended December 31 2001 and has a working capital deficit as of December 31, 2001 of $2,862,239.

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

Management plans to expand its existing power plant to a four or five mega watt facility, reduce expenses, expand operations to include direct service of consumer electricity, and convert $4,250,279 of existing debt to equity which will substantially reduce interest expense. The California energy market, and the Company's participation therein remains uncertain. The Company is working closely with a number of parties to resolve the current uncertainty. This is an ongoing process and therefore, the outcome cannot be predicted. It is possible that any such outcome will include changes in government regulations, business and contractual relationships or other factors that could materially affect the Company. You are also referred to the other risks identified from time to time in the Company's reports and statements filed with the Securities and Exchange Commission.

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

All of the consolidated revenue of Out-Takes, Inc. is generated from the sale of electricity to the California Independent System Operator through the Automated Power Exchange. The California energy market, and the Company's participation therein remains uncertain.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the intent, belief or current expectations of the Company and its management. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto,
(ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, (iii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain financing and the necessary permits to operate or the failure of third-party contractors to perform their contractual obligations, (iv) unseasonable weather patterns that reduce demand for power, (v) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers, (vi) cost estimates are preliminary and actual costs may be higher than estimated, (vii) a competitor's development of lower-cost generating gas-fired power plant, (viii) risks associated with marketing and selling power from power plants in the newly-competitive energy market, (ix) risks associated with engineering, designing, manufacturing and marketing combustion engine parts and components,
(x) delivery and performance risks associated with combustion engine parts and components attributable to production, quality control, suppliers and transportation or (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and cost to develop recoverable reserves, and operational factors relating to the extraction of natural gas. You are also cautioned that the California energy market, and the Company's participation therein remains uncertain. The Company is working closely with a number of parties to resolve the current uncertainty. This is an ongoing process and therefore, the outcome cannot be predicted. It is possible that any such outcome will include changes in government regulations, business and contractual relationships or other factors that could materially affect the Company. You are also referred to the other risks identified from time to time in the Company's reports and statements filed with the Securities and Exchange Commission.

Overview

On August 31, 1998, the Company entered into a Share Purchase Agreement (the "Acquisition Agreement") whereby the Company acquired (the "Acquisition")all of the issued and outstanding equity interests in Los Alamos Energy, LLC, a California limited liability company ("LAE"). The purchase price to be paid for the equity interests of LAE is Four Million Dollars($4,000,000), which was paid by Promissory Notes (the "Notes") to the holders of LAE equity (the "Equity Holders") calling for interest on all outstanding amounts to accrue at the rate of ten percent (10%) per annum. Payments of principal and accrued interest under the Notes shall be made monthly in arrears up to the maturity date, which is the fifth anniversary of the Notes. The Notes may be prepaid at any time without premium or penalty.

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

LAE is engaged in the business of electricity generation in the State of California, and management of LAE intends to position LAE to become an important independent power producer, and to benefit as a principal provider of electricity to consumers in California and elsewhere as deregulation is implemented. LAE will be operated as a wholly-owned subsidiary of the Company.


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

The ISO stated that because certain parties are in default on major payments and because market "reruns" result in significant shifts in the payments between the preliminary and final invoices, Scheduling Coordinators are "netting" payments owed for one month's market transactions against amounts due for transactions in a different month. Some Scheduling Coordinators have also failed to make full payment on preliminary invoices on the belief that they will not recover overpayments.

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

The ISO represented that it has modified the payment dates in the ISO Payments Calendar to accommodate these changes. The ISO requested that its proposed changes be made effective, on a temporary basis, beginning August1, 2001 (when preliminary payments for the trade month May 2001 would have been disbursed), until either the ISO notifies the Commission of its intent to revert, as of a date specified, or until the Commission accepts and makes effective a permanent change to the settlement process. The ISO requested waiver of the prior notice requirement to permit the tariff revisions to be made effective on August 1, 2001.

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

The Commission rejected the ISO's and DWR's argument that the Agreement Resolves the issues raised by the Generators in this proceeding. This Agreement has never been filed with the Commission and, to the extent that payment is negotiated for services under the Tariff, that Agreement is jurisdictional and must be filed with and approved by the Commission under section 205 of the Federal Power Act prior to implementation. The issue raised by Generators regarding payment for providing minimum run energy is pending before the Commission on rehearing in Docket Nos. EL00-95-001, et al., and will be addressed in that proceeding.

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

The ISO was on November 7, 2001 directed to comply with its Tariff and the Commission's creditworthiness orders by: (1) enforcing its billing and settlement procedures under its Tariff; (2) invoicing DWR for all ISO transactions it entered into on behalf of So Cal Edison and PG&E within 15 days from the date of the order; (3) filing a report with the Commission, within 15 days from the date of the order, indicating overdue amounts from DWR and a schedule for payment of those overdue amounts within 3 months of the date of the order; and (4) reinstating the billing and settlement procedures under the Commission-approved ISO Tariff. If the ISO fails to take these steps, the Commission will consider it a violation of the Commissions' creditworthiness orders and the ISO's Tariff warranting the Commission to seek injunctive relief under section 314(a) of the Federal Power Act, 16 U.S.C. 825m(a) (1994).

b. Direct Access.

The Public Utilities Commission issued a restructuring order December 1995 (revised January 1996), providing for an independent system operator (ISO) and a wholesale power exchange (PX) to be operational January 1, 1998. (The opening of the ISO and PX were delayed until March 31, 1998). PUC rulings in 1997 established electric metering and billing as competitive services, and provided that retail choice would be available to all consumers at once.

May 2000 marked the beginning of extreme price spikes at the PX and ISO, and FERC attempted to address the market problems in a December 2000 order. The order provided for a soft price cap of $150/mWh, a new governing board for the ISO, elimination of the requirement for IOUs to buy and sell all power through the PX, and a requirement for 95% of loads to be bid in the day-ahead market.

In January 2001 the PUC approved limited rate increases utilities, and in late March approved large rate increases for consumers using more than 130% of a baseline. The baseline is set regionally and is about half of average consumption levels. The March order also requires the utilities to use the rate increase to pay for power purchased from qualifying facilities and the Department of Water Resources. In April 2001 FERC approved market mitigation measures that set a rate formula once a stage 1 emergency is reached, and in September broadened the order to apply to all times and to all western states.

In September 2001 the PUC ended the ability of customers' to choose their power supplier; current retail choice customers can remain with their supplier through the end of their contract.

In Spring 2001 the governor of California signed AB 29x approving funds for energy conservation, SB 6x creating a state authority to build and upgrade generation facilities, and SB 31x providing an additional $13.4billion in bonding authority to the California Department of Water Resources. In October 2001 the governor said he would veto SB 18xx, which creates a separate charge on customer bills to cover bond repayments. The governor objects to the bill because it allows PUC oversight of the Department of Water Resources revenue needs.

c.  Payments for electricity.

The Company was, during January 2002, informed by the APX to the effect that payments for electricity delivered to the ISO was being indefinitely suspended pending the ISO's review of possible over payments made to participants, and possible resulting adjustments. As a result of not being paid in a timely manner, and/or partially and sporadically having been paid, the Company has as of November 2001 shut its power plant down for fear of irreparable damage absent routine and required maintenance, which the Company was not able to perform absent payment for deliveries.

d.  Industry and business uncertainties.

The California energy market, and the Company's participation therein remains uncertain. The Company is working closely with a number of parties to resolve the current uncertainty. This is an ongoing process and therefore, the outcome cannot be predicted. It is possible that any such outcome will include changes in government regulations, business and contractual relationships or other factors that could materially affect the Company. You are also referred to the other risks identified from time to time in the Company's reports and statements filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Period ended December 31, 2000 compared with December 31, 2001.

The net loss for the period ended December 31, 2001, was $146,453 compared with $707,928 for the period ended December 31, 2000.

The Company overall generated $121,906 in revenues in the period ended September 30, 2001 compared to revenues of $53,258 in the fiscal year ended March 31, 2000. Management attributes this increase to the sale of power to entities other than PG&E and the acquisition of the Atlas Power revenue stream.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001 the Company had a working capital deficit of $2,361,578as compared to a working capital deficit on March 31, 2001 of$2,254,565. The Company sees this change as insignificant.

Net cash provided by operating activities was $72,496 for the period ended December 31, 2001 compared to the utilization of $9,828 of cash for the same period last year.

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

Item 3.  Defaults on senior securities                              NONE

Item 4.  Submission of items to a vote                              NONE

Item 5.  Other information                                          NONE

Item 6.

 a)      Exhibits                                                   NONE
 b)      Reports on 8K                                              NONE






                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Out-Takes, Inc.


Dated: February 20, 2002

                                                S/ James C. Harvey
                                                ---------------------------
                                                James C. Harvey,  President