Form 10KSB
period 2002-03-31
OUT TAKES INC
filed 2002-08-15
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K
(Mark One)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 2002

                                       OR
 [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [NO FEE REQUIRED] for the transition period from
                            ____________to_________

                         Commission File Number: 0-21322

                                OUT-TAKES, INC.
                 (Name of small business issuer in its charter)

          Delaware                                   95-4363944
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

3811 Turtle Creek Blvd., Suite 350 , Dallas, Texas                    75219
--------------------------------------------------                  ----------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (214) 528-8200

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X       No
                                                             -----       -----
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ___

The issuer's revenues for the most recent fiscal year were $117,719.

The aggregate market value of the voting stock held by non-affiliates as of August 15, 2002 was $7,487.

The number of shares outstanding of the issuer's Common Stock as of August 15, 2002 was 20,495,726.

Transitional Small Business Disclosure Format (Check One): Yes      No X



                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
PART I                                                                   ----

  ITEM 1.   DESCRIPTION OF BUSINESS                                       3

  ITEM 2.   PROPERTIES                                                    19

  ITEM 3.   LEGAL PROCEEDINGS                                             20

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           20

PART II
                                                                          20
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       20

  ITEM 6.   SELECTED FINANCIAL DATA                                       21

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     21

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                           40

PART III                                                                  40

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                  40

  ITEM 11.  EXECUTIVE COMPENSATION                                        41

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                         41

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                42

PART IV                                                                   42

  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                              42

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: that the information is of a preliminary nature and may be subject to further adjustment, the possible unavailability of financing, risks related to the development, acquisition and operation of power plants, the impact of avoided cost pricing, energy price fluctuations and gas price increases, the impact of curtailment, start-up risks, general operating risks, the dependence on third parties, risks associated with the power marketing business, changes in government regulation, the availability of natural gas, the effects of competition, the dependence on senior management, volatility in the Company's stock price, fluctuations in quarterly results and seasonality, and other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


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

On or about October 26, 1998, the Company leased its photo studio assets to Colorvision International, Inc., completing the shift of its business focus to the providing of electrical energy. On March 30, 2001, the Company assigned this asset lease agreement in lieu of cash to pay down a note payable, including accrued interest, and issued a $150,000 promissory note, dated March 31, 2001 with respect to the repayment of the balance of the indebtedness.

During the year ended March 31, 2002, the Company was forced to terminate its operations because of lack of cash flow, brought about by problems arising from the changes in the power industry in the state of California. The Company was generating and selling electricity on a wholesale basis to the Independent System Operator (The State of California), but, given the size of the Company's present power plant, and the unpredictability of wholesale prices in the ten minute decrimental market with the Independent System

Operator, the Company is not able to operate on revenues generated solely from wholesale sales of electricity.


                                LOS ALAMOS ENERGY

Los Alamos Energy was formed in June, 1996, for the purpose of becoming a principal electricity provider in the State of California. With the acquisition of Los Alamos Energy, the Company is engaged in a "niche" area of electricity production from "waste gas," natural gas which is produced in conjunction with oil production, but for which there is no market. Normally, waste gas is flared, or burned. The procurement of waste gas provides an inexpensive source of fuel for the Company's generators, which are located adjacent to an oil and gas lease, and from which LAE receives its gas.

On August 31, 1998, the Company entered into a Share Purchase Agreement (the "Acquisition Agreement") whereby the Company acquired (the "Acquisition") all of the issued and outstanding equity interests in Los Alamos Energy, LLC, a California limited liability company ("LAE"). The purchase price to be paid for the equity interests of LAE was Four Million Dollars ($4,000,000), which was paid by a Promissory Note (the "Note") to the holders of LAE equity (the "Equity Holders") calling for interest on all outstanding amounts to accrue at the rate of ten percent (10%) per annum. Payments of principal and accrued interest under the Note are to be made monthly in arrears up to the maturity date, which is the fifth anniversary of the Note. The Notes may be prepaid at any time without premium or penalty.

The Acquisition Agreement provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred (100) shares issued and outstanding as of such date. LAE contemplates that none of the persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company. In the event that Holders do elect to convert, and after giving effect to the contemplated reverse stock split, the Company will issue approximately three million (3,000,000) additional shares of common stock, and that subsequent to completing the conversion, the Equity Holders and Interest Holders will own, in the aggregate, approximately two million eight hundred eighty thousand (2,880,000) shares of the Company's common stock, representing ninety percent (90%) of the total amount of common stock estimated to be issued and outstanding as of the date such conversion rights are exercised. As of March 31, 2002, the holders have not yet exercised their right to convert the note to common stock.

The indebtedness represented by the Note is secured by (a) a Security Agreement, granting a first lien and security interest upon all of the assets of the Company; and (b) a pledge of the common stock of the Company held by Photo Corporation Group Pty Limited, an Australian corporation, which is the controlling stockholder of the Company. The stock pledge grants the Holders specific rights under certain circumstances, including the right to receive distributions made by the Company in respect of its common stock and the right to vote the pledged shares, for so long as the Notes are in force.

The purchase price to be paid by the Company for all of the issued and outstanding equity of LAE was negotiated based upon several factors, including, without limitation, the asset value of LAE and its projected income from operations based, in part, upon management's estimates of its natural gas reserves and its current contracts.

                                   THE MARKET

The power industry represents the third largest industry in the United States, with an estimated end user market of over $250 billion of electricity sales in 1998 produced by an aggregate base of power generation facilities with a capacity of approximately 750,000 megawatts. In response to increasing customer demand for access to low cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted at both the state and federal level to increase competition in the domestic power generation industry. Management believes that this increase in competition will benefit rather than harm the Company, because the Company will be free to sell its power to any customer, rather than to just PG&E, who is now obligated to buy all the power the Company can produce. Management expects that with the advent of deregulation, prices for power will increase over and above what it the Company is being paid by PG&E. The power generation industry historically has been largely characterized by electric utility monopolies producing electricity from old, inefficient, high-cost generating facilities selling to a captive customer base. Industry trends and regulatory initiatives have transformed the existing market into a more competitive market where end users purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others. There is a significant need for additional power generating capacity throughout the United States, both to satisfy increasing demand, as well as to replace old and inefficient generating facilities. Due to environmental and economic considerations, management believes this new capacity will be provided predominantly by gas-fired facilities. Management believes that these market trends will create substantial opportunities for efficient, low-cost power producers that can produce and sell energy to customers at competitive rates.

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


                                    STRATEGY

The Company's strategy, until recent adverse developments affecting the electricity industry in California, was to expand its existing power plant to

4 mW, and to further expand its power producing capacity by exploring acquisition opportunities in the power market by exploring other opportunities for growth and development.

The Company is seeking debt and equity financing to raise operating capital, and is developing a new plan of operations whereby residents of the City of Los Alamos would form a cooperative to purchase power from the Company at retail prices. Both of these measures are hoped to enable the Company to being operating its power plant again.


                            DESCRIPTION OF FACILITIES

The Company procured the use of all of the natural gas reserves on the Blair Oil and Gas Field ("the field"), which is located adjacent to the unincorporated town of Los Alamos, California, on Rancho El Roblar, approximately 60 miles north of Santa Barbara along US 101, and which is operated by an oil and gas Operator. The field has 15 oil wells producing approximately 500 barrels of oil per day, and from which approximately one million cubic feet (1073 BTU) of natural gas is being flared. The gas recoverable reserve is estimated to be sufficient to provide electrical production for the next several years.

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

During October, 1996, Los Alamos Energy consummated the purchase and sale agreement with American Cogenics of California ("ACI"), dated August 28, 1996, and acquired the rights to the gas, the two generator sets, the PG&E contract, the FERC certification, and power purchase agreement with the oil and gas Lease Operator, and brought the equipment into regulatory compliance.

When the generators were initially installed, there were only a few wells producing oil and gas on the field. Since that time, production has increased from about 150 MCFD to about 1,000 MCFD currently, providing the potential of adding more generators to increase the Company's current capacity from 1 mega watt (1 mW) to 4mW, at an estimated cost of $2 million to $4 million.


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

A group of California generators filed a Motion with the Federal Energy Regulatory Commission to direct the ISO to enforce the creditworthiness requirement of its open access transmission tariff (Tariff)and the Commission's creditworthiness orders.

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

d.  Industry and business uncertainties.

The California energy market, and the Company's participation therein remains uncertain. The Company is working on a new plan of operations to cope with the drastic changes that have occurred in the market and their effect on the Company. The outcome of the current crisis and the potential success of the Company's new plan of operations cannot be predicted. It is possible that any such outcome will include changes in government regulations, business and contractual relationships or other factors that could materially affect the Company.


e.  Subsequent Events

In view of the matters described in the preceding section, the recommencement of operations of the power plant is dependent upon the Company's ability to procure capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on its financial condition and results of operation. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the reclassification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to take steps that it believes will be sufficient to provide the Company with the ability to continue in existence, and the Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company. The Company is also actively seeking out compatible acquisition opportunities that would be complimentary to its business and that will provide common synergies for the future.


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


                                      PURPA

The enactment of the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and the adoption of regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of small power facilities (those having a capacity of less than 80 megawatts.) A domestic electricity generating project must be a Qualifying Facility ("QF") under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by PURPA. PURPA exempts QF's from most provisions of the Federal Power Act ("FPA") and, except under certain limited circumstances, state laws concerning rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of thermal energy (such as steam) which is used for a purpose other than power generation, (ii) meet certain energy operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled or more than 50% owned by an electric utility or electric utility holding company, or any combination thereof.

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


                            ENVIRONMENTAL REGULATION

The construction and operation of domestic and international energy and fuel producing projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to the Company and projects in which it participates primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation, noise regulation and a comprehensive Environmental Impact Assessment which includes evaluation of the facility's impact on air, water, ecology, human health and socioeconomic factors. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a project and can be time_ consuming and difficult. Each energy producing project requires technology and facilities which comply with federal, state and local requirements and sometimes extensive negotiations with administrative agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects.

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

In November 1990, comprehensive amendments to the Clean Air Act were enacted(the "1990 Amendments"). The first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expand the scope of federal regulations and enforcement in several significant respects. In particular, provisions relating to non-attainment, air toxics, permitting, enforcement and acid deposition may affect the Company's domestic projects. The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrogen oxides that may be emitted by a project. These emissions may be a cause of "acid rain." The project the Company owns, operates or plan's to investment in are, or will be fueled by natural gas and are not expected to be significantly affected by the acid rain provisions of the 1990 Amendments.

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


                                    EMPLOYEES

As of March 31, 2002, the Company employed 1 unsalaried person. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with the Company's employees to be good.


ITEM 2.                            PROPERTIES

The Company rents offices from its Director, James C. Harvey, at the rate of $750 per month, on a month to month basis, and also rents offices from a member of LAE at a nominal rental on a month to month basis at 466 Bell Street, Los Alamos, California. The Company owns two internal combustion engine/generator sets located on the Blair Ranch. The Company owns all right, title and interest in and to the power purchase agreement between with Lease Operator, consisting of correspondence between the Operator and ACI and Mr. W.
P. Blair, as well as all right, title and interest in and to the Participating Generator Agreement between LAE and the ISO.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings at the present time. However, LAE and its Operator have in the past borrowed moneys from different individuals from time to time, and in connection with such borrowings, has issued notes, which notes provide for the conversion of such notes into equity of LAE, and subsequently convertible into shares of common stock of the Company upon the final consolidation of, and merger between LAE and the Company. Substantially all of these notes together with interest accrued thereon have matured, and are past due. Due to the recent adverse developments described elsewhere herein, the final merger between, or consolidation of, LAE and the Company has not occurred, and is unlikely to occur, and hence, no shares of the Company will be issued to such note holders.

LAE and the Operator have received demands for repayment of certain notes, and we are currently in negotiation for the settlement of such demands. While the outcome of ongoing negotiations is uncertain, management does not expect litigation to commence in connection with the said demands, or if commenced, does not constitute a materially adverse condition for the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Nasdaq Small Cap MarketSM ("NASDAQ") on March 9, 1993 under the symbol OUTT (also OUTTC during the period from October 28, 1994 through December 30, 1994). On January 3, 1995, the Company's securities were delisted from NASDAQ as a consequence of the Company's not fulfilling the minimum bid price requirements set forth in Paragraph 1(c)(4) of Schedule D of the NASDAQ By-Laws. On January 4, 1995, the Company's Common Stock began to be quoted on the over-the-counter Bulletin Board under the symbol OUTT'. Effective July 17, 2002, the over-the-counter Bulletin board added an E' to its trading symbol, making the symbol, OUTTE,' signaling the Company's failure to timely file this report. If this report is filed by August 15, 2002, and if the Company is able to file its quarterly report due for the quarter ended June 30, 2002, it may be able to retain its quotation on the Bulletin Board with no further delay or application.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the over-the-counter Bulletin Board.

                       Fiscal 2002            Fiscal 2001
                      High      Low          High      Low
                      ----      ----         ----      ----
First Quarter         .06       .03          .06        .03
Second Quarter        .06       .03          .06        .03
Third Quarter         .06       .03          .06        .03
Fourth Quarter        .03       .01          .06        .03

There were approximately 83 holders of record of the Company's Common Stock as of March 31, 2002.

The Company has not paid any dividends on its Common Stock since incorporation in March 1992 and does not anticipate paying dividends in the foreseeable future. There are no restrictions on the Company's present ability to pay dividends on its Common Stock, other than those prescribed by Delaware law.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended March 31, 1998 through March 31, 2002. Refer to "Item 7. Management's Discussion and Analysis or Plan of Operation" for discussion of operations.

                                 2002          2001        2000         1999        1998

                               ---------      -------    --------     --------    ---------
Income Statement Data
Revenue from operations        $117,719      $541,755    $216,623     $637,450    $1,187,638

Gross profit (Loss)              42,830      $ 73,048      $4,300    ($445,076)    ($524,646)

Income (loss) from
 operations                 ($4,335,048)   ($ 346,178)  ($369,365)   ($289,726)  ($1,186,601)

Net (Loss) Income           ($4,835,665)   (  $17,273)  ($884,110)   ($403,774)  ($1,082,306)

Net loss per share               ($0.24)       ($0.00)     ($0.04)     ($0.019)       ($0.05)
Balance Sheet Data

Total Assets                   $187,526    $4,454,044  $4,550,824    $ 312,503      $285,840

Total Liabilities            $4,007,883    $6,438,736  $6,552,789   $1,667,725   $ 1,020,943

Stockholders' Equity
 (Deficit)                  ($6,820,357)  ($1,984,692)($1,893,559) ($1,355,672)    ($735,103)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-K.

Overview

Through Los Alamos Energy, LLC, the Company operates a 1 mW waste gas electricity plant in Los Alamos, California, which was acquired from American Cogenics during 1996. Up until the bankruptcy filing of Pacific Gas & Electric and the recent power crisis in California, the Company has historically sold power to PG&E. Due to uncertainties arising form PG&E's bankruptcy, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator ("ISO"), and is currently selling power to the CAISO through the Automated Power Exchange as its Scheduling Agent. The Company was, during January 2002, informed by the APX to the effect that payments for electricity delivered to the ISO was being indefinitely suspended pending the ISO's review of possible over payments made to participants, and possible resulting adjustments. As a result of not being paid in a timely manner, and/or partially and sporadically having been paid, the Company has as of November 2001 shut its power plant down for fear of irreparable damage absent routine and required maintenance, which the Company was not able to perform absent payment for deliveries.

The Company is still not able to recommence its operations because of lack of capital and cash flow, brought about by problems arising from the changes in the power industry in the state of California. Given the size of the Company's present power plant, and the unpredictability of wholesale prices in the ten minute decrimental market with the ISO, the Company is not able to operate on revenues generated solely from wholesale sales of electricity.

Changes in Plan of Operations

The California energy market, and the Company's participation therein remains uncertain.
In view of these matters, the operation of the power plant is dependent upon the Company's ability to procure capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on its financial condition and results of operation. The Company has is taking steps it believes will be sufficient to provide the Company with the ability to continue in existence, and the Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company. The Company is also actively seeking out potential merger candidates that would be complimentary to its business and help expand the Company's capital base and income potential.

In addition to seeking a suitable merger or reverse acquisition candidate, the Company is also in the process of developing a plan of operations whereby the residents of the City of Los Alamos would form a cooperative to buy electricity from the Company at retail prices.


Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2002.

The net loss for the year ended March 31, 2001 was $4,935,665 compared with a net income of $17,273 for the year ended March 31, 2002. The primary reasons for the change was the impairment of the goodwill totaling $4,062,321 during the year ended March 31, 2002 and the asset agreement income totaling $874,231 during the year ended March 31, 2001. The Company overall generated $541,735 in revenues in the fiscal year ended March 31, 2001, compared to revenues of $117,719 in the fiscal year ended March 31, 2002. Management attributes this decrease to low energy prices, and the shut down of the power plant.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000.

The net loss for the year ended March 31, 2000 was $884,110 compared with net income of $17,273 for the year ended March 31, 2001. The primary reasons for the increase in the net income was asset lease agreement income of $874,231.

The Company overall generated $541,755 in revenues in the fiscal year ended March 31, 2001, compared to revenues of $216,623 in the fiscal year ended March 31, 2000. Management attributes this increase to increase of power sales.

Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital deficit of $2,253,414 as compared to a working capital deficit on March 31, 2002 of $2,994,250.

Net cash provided by operating activities was $379,435 for the fiscal year ended on March 31, 2001, compared to the utilization of $62,495 of cash for the year ended March 31, 2002.

In view of the shut down of the power plant, which is the Company's only source of income, the Company's ability to meet its obligations for continuing fixed expenses, materials procurement or operating labor is seriously in question, unless the Company is successful in raising capital through sales of its common stock, which is doubtful under the current market conditions and the status of the Company's quotation on the over-the-counter Bulletin Board, or the successful completion of a merger or reverse-acquisition of a suitable company with adequate operating capital.



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Out-Takes, Inc.
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Out-Takes, Inc. and subsidiary as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Out-Takes, Inc. and subsidiary as of March 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has incurred significant operating losses and retained deficit, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STONEFIELD JOSEPHSON, INC.
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
August 12, 2002



                        OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
ASSETS

                                                     March 31
                                                 2002       2001
                                               ---------  ---------
Current assets:
 Cash and cash equivalents                   $       -    $  52,745
 Accounts receivable, net                            -      132,118
 Other current assets                            13,633           -
                                               ---------  ---------
 Total current assets                            13,633     184,863
 Property and equipment, net of accumulated
  depreciation and amortization                 147,147     183,712
  Intangible assets                           4,062,321
 Other assets                                    26,746      23,148
                                               ---------  ---------
                                             $  187,526  $4,454,044
                                               =========  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                              $      530           -
 Accounts payable and accrued expenses          160,373     179,622
 Accrued interest                             1,374,604     858,843
 Due to related party                           220,521     178,985
 Notes payable                                1,251,855   1,194,856
 Capital lease obligation                             -      19,000
 Deferred revenue                                     -       6,971
                                               ---------  ---------
 Total current liabilities                    3,007,883   2,438,277
  Long term debt                              4,000,000   4,000,459

Stockholders' deficit:

Preferred stock, par value at $0.01,
 5,000,000 shares authorized,
 none issued and outstanding                          -           -
Common stock, par value at $0.01,
 35,000,000 shares authorized
 and 20,788,122 shares issued and
 20,495,726 shares outstanding                  207,882     207,882
 Additional paid-in capital                   9,913,230   9,913,230
 Retained deficit                           (16,833,063)(11,997,398)

 Treasury stock, 292,396 shares at cost        (108,406)   (108,406)
                                               ---------  ---------
 Total stockholders' deficit                 (6,820,357) (1,984,692)
                                               ---------  ---------
                                           $    187,526 $ 4,454,044
                                               =========  =========

     See accompanying report and notes to consolidated financial statements


                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Year ended     Year ended     Year ended
                                  March 31,      March 31,      March 31,
                                  2002           2001           2000
                                  ----------     ----------     ----------

Revenues                         $   117,719     $  541,755     $  216,623
Cost of revenues                      74,889        468,707        212,323
                                  ----------     ----------     ----------
Gross profit                          42,830         73,048          4,300

Operating expenses
Selling, general and administrative  315,557        310,656        269,895
Amortization and impairment
 of goodwill                       4,062,321        108,570        108,570
                                  ----------     ----------     ----------
Loss from operations             (4,335,048)       (346,178)      (374,165)
                                  ----------     ----------     ----------
Other income (expense):
Interest expense                   (515,760)       (510,780)      (509,945)

Asset lease agreement assignment          -         874,231              -
Loss on disposal of fixed assets       (600)              -              -
Miscellaneous                        15,743               -              -
                                  ----------     ----------     ----------
Total other income (expense)       (500,617)        363,451       (509,945)
Income (loss) before
 income taxes                    (4,835,665)         17,273       (884,110)
Income taxes                              -               -              -
                                  ----------     ----------     ----------

Net income (loss)              $ (4,835,665)    $    17,273       (884,110)
                                  ==========     ==========     ==========
Net income (loss) per share
 - basic and diluted              ($0.24)       $      0.00        ($0.04)
                                  ==========     ==========     ==========
Number of weighted average share
 - basic and diluted             20,495,726      20,495,726     20,495,726
                                  ==========     ==========     ==========


     See accompanying report and notes to consolidated financial statements




                        OUT-TAKES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                    Additional                             Total
                                 Common stock       paid-in      Retained     Treasury  Stockholders'
                              Shares      Amount    capital       deficit      Stock      deficit
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 1999    20,788,122  $207,882  $9,913,230  $(11,130,561) $ (108,406) $(1,117,855)
Net loss                              -         -           -      (884,110)          -     (884,110)
Balance at March 31, 2000    20,788,122   207,882   9,913,230   (12,014,671)   (108,406)  (2,001,965)
Net income                            -         -           -        17,273           -       17,273
Balance at March 31, 2001    20,788,122   207,882   9,913,230   (11,997,398)   (108,406)  (1,984,692)
Net loss                              -         -           -    (4,835,665)          -   (4,835,665)
Balance at March 31, 2002    20,788,122  $207,882 $ 9,913,230  $(16,833,063) $ (108,406) $(6,820,357)



See accompanying auditors' report and notes to consolidated financial statements




                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          March 31,    March 31,     March 31,
                                           2002         2001          2000
                                          ---------    ---------     ---------
Cash flows provided by (used for)
 operating activities:
Net income (loss)                      $ (4,835,665)  $ 17,273     $ (884,110)
                                          ---------    ---------     ---------
Adjustments to reconcile net
income to net cash provided
by (used for) operating
 activities:
Depreciation and amortization                36,755    164,952        163,659
Loss on sales of fixed assets                   600          -              -
Bad debt                                    (20,136)         -              -

Write-off of goodwill                     4,062,321          -              -
Expense to consultant                        27,000          -              -
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                         152,254    (89,396)       (42,722)
Due from related party                            -   (308,616)             -
Prepaid asset lease                               -    (30,604)        30,604
Other current assets                        (13,633)         -          1,543
Other assets                                 (3,598)         -         (4,600)

Increase (decrease) in liabilities
Bank overdraft                                  530          -              -
Accounts payable and accrued expenses       (19,249)   620,327        461,486
Accrued interest payable                    515,761   (173,001)        79,993
Provision for studio closure                      -                   (31,878)
 Due to related party                        41,536    178,500         61,390
Deferred revenue                             (6,971)         -              -
                                          ---------    ---------     ---------
Total adjustments                         4,773,170    362,162        719,475
                                          ---------    ---------     ---------
Net cash provided (used) by
 operating activities                       (62,495)   379,435       (164,635)
                                          ---------    ---------     ---------
Cash flows provided by
(used for) investing activities:
Purchases of fixed assets                    (2,290)         -        (53,213)
Proceeds from sales of fixed assets           1,500          -          5,500
                                          ---------    ---------     ---------
Net cash used by investing activities          (790)         -        (47,713)
                                          ---------    ---------     ---------
Cash flows provided by
 (used for) financing activities:
Advances from related parties                     -          -         (1,230)
Payments to related parties                       -   (773,845)      (116,903)
Capital contribution                              -          -          7,800
Proceeds from short term debt                     -    380,890        405,131
Notes and contracts payable                       -    (11,000)        (6,541)
Principal proceeds from notes payable        29,540          -              -
Payments on capital lease obligation        (19,000)         -              -
                                          ---------    ---------     ---------
Net cash provided (used) by
 financing activities                        10,540   (403,955)       288,257
                                          ---------    ---------     ---------

Net increase (decrease) in cash             (52,745)   (24,520)        75,909
Cash, beginning of year                      52,745     77,265          1,356
                                          ---------    ---------     ---------
Cash, end of year                      $          -  $  52,745      $  77,265
                                          =========    =========     =========

      See accompanying report and notes to Consolidated financial statements

                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          March 31,    March 31,     March 31,
                                          2002         2001          2000
                                          ---------    ---------     ---------
Cash paid for interest expense          $        -    $   2,516     $        -
Cash paid for income taxes              $        -    $       -     $        -

Non Cash Activities:
Asset acquired through capital
 lease obligation                       $        -    $       -     $   19,000


      See accompanying report and notes to consolidated financial statements



                         OUT-TAKES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                             Basis of Presentation
                             ---------------------
The accompanying consolidated financial statements include the accounts of Out-Takes, Inc. (the Company') incorporated under the laws of the state of Delaware on March 18, 1992 and its wholly owned subsidiary, Los Alamos Energy, LLC (LAE') formed under the laws of the state of California as a Limited Liability Company during June 1996. All significant inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2002, the Company has a working capital deficit of $2,994,250 and has incurred a substantial loss for the year ended March 31, 2002 totaling $4,835,665. The Company has also wound down its operations and is currently redeveloping its business plan.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on the Company's financial condition and results of operation. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

* The Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company; and

* The Company is also seeking out leverage able acquisition opportunities that would be complimentary to its business and that will provide common synergies for the future.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


                               Nature of Business
                               ------------------
The Company's principal business activity is the conversion of such natural gas into electricity, which is then sold to retail providers of consumer electricity.


                                Use of Estimates
                                ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.


                              Revenue Recognition
                              -------------------
Revenues are recorded when electrical energy is drawn by its customers (retail energy providers). Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

                           Cash and cash equivalents
                           -------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 2002 and 2001.

                              Accounts Receivable
                              -------------------
Accounts receivable are shown net of the allowance for bad debts of $21,313 and $117,239 at March 31, 2002 and 2001.


                         Property, Plant and Equipment
                         -----------------------------
Plant and equipment are recorded at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years.

The estimated service lives of property, plant and equipment are as follows:

          Automobile                5 years
          Office equipment          7 years
          Computer                  5 years
          Generators                7 years


                                Intangible Asset
                               ------------------
Intangible asset consisted of goodwill relating to the acquisition of LAE. Goodwill was recognized for the excess of purchase price over the net assets acquired and was being amortized on a straight-line basis over 40 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related Goodwill, the Company will evaluate the remaining useful life and balance of Goodwill and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. As of April 1, 2001, the Company determined an impairment of the Goodwill had occurred and has recognized an impairment expense of $4,062,321 in the accompanying consolidated statement of operations (see note
3).


                            Earnings (loss) per share
                           -------------------------
In accordance with SFAS No. 128, Earnings Per Share,' the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2002, 2001 and 2000, the Company did not have any dilutive common stock equivalents.

                               Long-Lived Assets
                               -----------------
In accordance with SFAS 121 Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of,' long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances
indicate that the related carrying amounts may not be recoverable.   The
Company evaluates at each balance sheet date whether events and circumstances
have occurred that indicate possible impairment.   If there are indications of
impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets
are recoverable.   In the event such cash flows are not expected to be
sufficient to recover the recorded asset values, the assets are written down to
their estimated fair value.   Long-lived assets to be disposed of are reported
at the lower of carrying amount or fair value of the asset less cost to sell.


                                  Income Taxes
                                  ------------
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


                            Stock-Based Compensation
                      ------------------------------------
SFAS No. 123, Accounting for Stock-Based Compensation,' encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the consolidated financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

                      Fair Value of Financial Instruments
                      -----------------------------------
The carrying amount of the Company's accounts receivable, other current assets, notes payable, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying value of long-term debt approximates fair value as the related interest rate approximates current market rates.


                              Comprehensive Income
                              --------------------
SFAS No. 130, Reporting Comprehensive Income,' establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 and 2001, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


                               Segment Reporting
                               -----------------
Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period ended December 31, 2002 and 2001, all revenues have been derived from domestic operations.


                                  Advertising
                                  -----------
The Company expenses advertising costs when incurred. The Company did not incur any advertising costs during the years ended March 31, 2002, 2001 and 2000.


                         New Accounting Pronouncements
                         -----------------------------
In July 2001, the FASB issued SFAS No. 141 Business Combinations.' SFAS No. 141 supersedes Accounting Principles Board (APB') No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this statement will not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles.' SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations,' which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.' Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of.
New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


                               Reclassifications
                               -----------------
Certain amounts reported in previous years have been reclassified to conform to the March 31, 2002 presentation.


NOTE 2  PROPERTY AND EQUIPMENT

A summary of property and equipment are as follows:

                                       March 31, 2002     March 31, 2001
                                     ----------------   ---------------
Computers and software                $        5,589      $     5,589
Equipment and furniture                      371,923          350,633
Leased asset                                      -            19,000
Motor vehicle                                     -             2,500
                                       --------------       -------------
                                             377,512          377,722
Less: Accumulated depreciation              (230,365)        (194,010)
                                         -------------       -------------
                                      $      147,147      $   183,712
                                        =============        =============

Depreciation expense for property and equipment amounted to $36,755, $56,382, and $55,095 respectively, for the years ended March 31, 2002, 2001 and 2000.

NOTE 3  INTANGIBLE ASSET

Intangible asset consisted of the goodwill recognized relating to the excess of purchase price over the fair value of the net assets acquired of LAE on August 31, 1998. Goodwill was being amortized on a straight-line basis over 40 years.

Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related Goodwill, the Company will evaluate the remaining useful life and balance of Goodwill and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. As of April 1, 2001, the Company determined an impairment of the Goodwill had occurred and has recognized an impairment expense of $4,062,321 in the accompanying consolidated statement of operations.

A summary of intangible assets is as follows:

                                    March 31, 2002        March 31, 2001
                                    --------------        --------------
 Goodwill                           $  4,342,784           $ 4,342,784
 Accumulated amortization               (280,553)             (280,553)
                                    --------------        --------------
                                       4,062,321             4,062,321
Impairment expense                    (4,062,321)                    -
                                    --------------        --------------
 Net Goodwill                       $           -          $ 4,062,321
                                    ==============        ==============
Amortization expense                $           -          $   108,570
                                    ==============        ==============


NOTE 4  RELATED PARTY TRANSACTIONS

The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions:

The Company incurred and paid management fees totaling $150,000 and $105,000, respectively, to a related party for the years ended March 31, 2002 and 2001, respectively.***

As of March 31, 2002 and 2001, the Company has accrued payables to a related party totaling $220,521 and $178,985, respectively, for unpaid advances and operator fees.

The Company has a month to month lease with its director totaling $750 per month for office space.

NOTE 5  NOTES PAYABLE

A summary of outstanding notes payable is as follows:

                                         March 31, 2002        March 31, 2001
                                        --------------        --------------
a.     Note Payable-Consultant           $    75,000        $    48,000
b.     Note Payable-Radovich                  30,557             30,557
c.     Notes Payable-Reeves                   40,000             25,000
d.     Note Payable-Boyd                      50,000             45,000
e.     Note Payable-Atlas                     72,983             62,984
f.     Note Payable-Coastal Resources        219,036            219,036
g.     Note Payable-Working Interest         250,279            250,279
h.     Note Payable-Hall                       4,000              4,000
i.     Note Payable-Gormley                   50,000             50,000
j.     Notes Payable-Bower                   310,000            310,000
k.     Note Payable-PCW Holdings             150,000            150,000
                                        --------------        --------------
                                         $ 1,251,855        $ 1,194,856
                                        ==============        ==============


a.     Note Payable - Consultant
       -------------------------
This is an unsecured note payable to a former financial consultant of the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. During the year ended March 31, 2002, this note holder filed a lawsuit against the Company. On March 11, 2002, the Court ordered the Company to increase the note amount to $75,000 from $48,000 as of March 31, 2002 and the Company recorded the increase in general and administrative expenses.

b.     Note Payable - Radovich
       -----------------------
This is an unsecured promissory note that originated on September 27, 1996. The note's original maturity date was October 27, 1996 and bears no interest. The note is currently in default and is due on demand. As of March 31, 2002 and 2001, the outstanding balance was $30,557.

c.     Note Payable - Reeves
       ---------------------
This is an unsecured promissory note that originated on March 30, 1998. The note's original maturity date was May 30, 1998 and bears interest at the rate of 10% per annum. The note was convertible into shares of the Company's common stock at a rate to be negotiated between the parties before the maturity. The note is currently in default and due on demand. As of March 31, 2002 and 2001, the outstanding balance was $25,000.

On December 10, 2001, the Reeves advanced the Company an additional $15,000, due upon demand, bearing no interest. As of March 31, 2002, the outstanding balance of this advance was $15,000.

d.     Note Payable -  Boyd
       -------------------
This is an unsecured promissory note that originated on August 13, 1998. This note matured on February 13, 1999 and bears interest rate at the rate of 10% per annum. As of March 31, 2002 and 2001, this note was in default and totaled $45,000.

e.     Note Payable - Atlas Engineering
       --------------------------------
This is an unsecured promissory note that originated on September 15, 2000. Monthly payments of $8,249 were due commencing October 2000. The note bears interest at the rate of 10% per annum. The Company did not remit any payments relating to this note. Therefore, the note is currently in default and payable on demand. As of March 31, 2002 and 2001, the outstanding balances amounted to $72,983 and $62,984, respectively.

f.     Note Payable - Coastal Resources Corp.
       --------------------------------------
This note was originated on June 15, 1999 and was secured by tangible and intangible assets of the Company. The note bears interest at the rate of 10% per annum. The master loan agreement specified a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger was consummated, then the loan balance at that date would have been credited to Coastal Resources Corp. as part of its proportionate equity interest in the Company. If the merger was not consummated, then the principal balance and interest was due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The Company did not execute the merger agreement with this party and was not able to make the repayments. The note, therefore became due on demand and is currently in due. As of March 31, 2002 and 2001, the outstanding balance amounted to $219,036.


g.     Note Payable - Joint Venture Working Interest
       ---------------------------------------------
These notes are pursuant to a Joint Venture Agreement executed between LAE and the participants in development and generation of electricity from waste natural gas activities. The agreement specified that the participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2002 and 2001, the outstanding balance amounted to $250,279.

h.     Note Payable - Hall
       -------------------
This is an unsecured promissory note that originated on January 4, 2000. The note's maturity date was January 4, 2001 and bears no interest. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2002 and 2001, the outstanding balance amounted to $4,000.

i.     Note Payable - Gormley
       ---------------------
This is unsecured promissory note that originated on March 30, 2001. The note matured on September 29, 2001 and bears interest at the rate of 10% per annum. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2002 and 2001, the outstanding balance amounted to $50,000.

j.     Notes Payable - Bower
       --------------------
These are secured promissory notes that originated during the period from November 2000 through February 2001. Certain of these notes are subordinated notes are secured by certain tangible and intangible assets of the Company, and junior in rank to senior and other certain indebtedness and are subrogated and These notes bear interest at a rate between 10% and 12%. The Company was unable to repay these notes as they became due and are currently in default and due on demand. As of March 31, 2002 and 2001, the outstanding balance amounted to $310,000.

k.     Note Payable - PCW Holdings
       ---------------------------
These are unsecured promissory notes that originated on March 31, 2001. The note matured on September 30, 2001 and beared interest at the rate of 10% per annum. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2002 and 2001, the outstanding balance amounted to $150,000.

NOTE 6 - LONG-TERM DEBT
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between the former members' of LAE and Out-Takes, Inc. The note bears interest at the rate of 10% per annum and matures on August 31, 2003. This note is convertible into an aggregate of ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of March 31, 2002 and 2001, this conversion and reverse stock split has not been completed and the balance of the note amounted to $4,000,000.

A summary of long-term debt maturities follows:

                              Year ended March 31,
                              --------------------
          2003                             -
          2004                     4,000,000
                                   ---------
                                   4,000,000
                                   =========


NOTE 7  COMMITMENTS AND CONTINGENCIES

                                  Office lease
                               -----------------
The Company's office lease agreement was terminated during May 2002. Rent expense totaled $10,200 for the years ended March 31, 2002, 2001 and 1999.

                                 Capital lease
                               -----------------
The Company was the lessee of a transformer under a lease agreement expiring July 2003. The Company paid off this lease early during the year ended March 31, 2002. As of March 31, 2002 and 2001, the cost of equipment held under capital lease was $0 and $19,000, respectively, and the related accumulated was $- and $5,202, respectively.

                             Asset lease assignment
                          ---------------------------
The Company held an asset lease agreement that generated annual income for the Company. On March 30, 2001, the Company assigned this asset lease agreement in lieu of cash to pay down a note payable, including accrued interest. In addition, the Company entered into a $150,000 promissory note, dated March 31, 2001 (See note 5k).

                            Environmental Disclosure
                        -------------------------------
The Company's facilities are subject to federal, state and local provisions relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect on the capital expenditures, revenues or expenses, or financial condition of the Company. Management believes that its current practices and procedures for the control and disposition of materials comply with all applicable federal, state and local requirements.

LAE participates in certain agreements with respect to the generation of electricity from waste natural gas whereby its managing member also acts as the operator of the electrical power plant's development and production activities. As its managing member and operator, LAE is contingently liable for the activities of this venture.

                          Letter of intent termination
                  --------------------------------------------
In November 2000, the Company entered into a letter of intent with Atlas Power, Inc. (Atlas') to exchange its shares for Atlas's shares. During the year ended March 31, 2002, the letter of intent was terminated.

NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                    For The Years March  31,
                                                 2001       2000
                                               -------    --------
                         Current Tax Expense
                              U.S. Federal     $    -     $      -
                              State and Local       -            -
                         Total Current              -            -
                         Deferred Tax Expense
                             U.S. Federal           -            -
                              State and Local       -            -
                         Total Deferred             -            -

                         Total Tax Provision
                         (Benefit) Continuing
                          Operations           $    -     $      -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2002 and 2001:

                         Federal Income Tax Rate          (34.0)%
                         Effect of Valuation Allowance     34.0 %
                         Effective Income Tax Rate          0.0 %

At March 31, 2002 and 2001, the Company had net carryforward losses of approximately $6,100,000 and $1,270,000, respectively given effect to its reverse merger with LAE. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  For The Years March  31,
                                                      2001        2000
                                                    --------    --------
                  Deferred Tax Assets
                       Loss Carryforward            $2,074,000   $ 431,800
                       Less:  Valuation Allowance   (2,074,000    (431,800)
                         Net Deferred Tax Assets             -           -
                                                   ===========    ========

Net operating loss carryforwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 9  CONCENTRATIONS OF CREDIT RISK
Substantially all of the consolidated revenue of the Company was generated from the lease of it photographic studio to one entity and the sale of electricity to Pacific Gas and Electric Company (PG&E') and the lease operator until PG&E filed for bankruptcy in April 2001. Beginning in May 2001, the Company sold its energy to the California Independent System Operator through the Automatic Power Exchange.

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented:

                            Total            Fourth         Third       Second        First
                        -----------      ------------     ----------   ---------    ---------
Year Ended 3/31/2002
Total net sales         $   117,719      $   (79,507)     $   1,891    $  73,429    $ 121,906
Gross profit (loss)     $    42,830      $   (70,966)     $     777    $  45,749    $  67,270
Income (loss) before
 income taxes           $(4,835,665)     $(4,408,239)     $(163,894)   $(117,079)   $(146,453)
Net income (loss)       $(4,835,665)     $(4,408,239)     $ (163,894)  $(117,079)   $(146,453)
Net income (loss) per share:
  Basis and diluted         ($0.24)         ($0.22)           (0.01)      ($0.01)      ($0.01)

Year Ended 3/31/2001
Total net sales          $   541,755     $   267,947      $  167,292   $   53,258   $   53,258
Gross profit (loss)      $    73,048     $   (11,459)     $  131,581   $  (23,537)  $  (23,537)
Income (loss) before
 income taxes            $    17,273     $   855,045      $   68,139   $ (197,983)  $ (707,928)

Net income (loss)        $    17,273     $   855,045      $   68,139   $ (197,983)  $ (707,928)
Net income (loss) per share:
  Basis and diluted      $      0.00     $      0.04          ($0.01)      ($0.01)      ($0.03)

Year Ended 3/31/2000
Total net sales          $   216,623     $   103,240      $   54,270   $   13,875   $   45,238
Gross profit (loss)      $     4,300     $   (12,559)     $    9,843   $   (7,655)  $   14,671
Income (loss) before
 income taxes            $  (884,110)    $  (601,605)     $  (66,848)  $  (99,484)  $ (116,173)

Net income (loss)        $  (884,110)    $  (601,605)     $  (66,848)  $  (99,484)  $ (116,173)
Net income (loss)
per share:
  Basis and diluted           ($0.04)         ($0.03)     $     0.00       ($0.01)     ($0.01)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 5, 2002, the Company engaged Stonefield Josephson, Inc., Certified Public Accountants, as the new independent accountant for the Company, to replace Rogelio G. Castro. There are no disagreements between the Company and its former independent accountants regarding the presentation of the Company's financial statements.

                                  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


      Name                        Age                       Position
----------------                  ---                ----------------------
James. C. Harvey                  60               Chairman, Chief Executive
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

ITEM 11. EXECUTIVE COMPENSATION

No executive salaries were paid to officers or directors in the last fiscal year. There were no grants of options or SAR grants given to any executive officers during the last fiscal year. The director of the Company, James Harvey, is reimbursed $750 per month for rent of the Company's offices and monthly for the Company's telephone expenses.

Mr. Harvey does not receive compensation for his services.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the ,beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address                Number of Shares          Percentage Owned
----------------                ----------------          ----------------
James C. Harvey                         0                        0%
3811 Turtle Creek Blvd.
Suite 350
Dallas, Texas 75219

All Officers and Directors              0                        0
as a Group

No officers and directors hold any stock in the Company. However, the acquisition agreement providing for the acquisition of Los Alamos Energy provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred (100) shares issued and outstanding as of such date. LAE contemplates that few, if any, of the persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents offices from its President and shareholder, James C. Harvey, on a month to month basis at a monthly rental of $750 per month. The Company's acquisition agreement to acquire Los Alamos Energy gives Mr. Harvey and other members of LAE the right to convert the debt the Company owes under the acquisition agreement to Company common stock, which means that, if the members of LAE decided to convert the debt owed them to common stock, they would become the owners of 90% of the outstanding common stock of the Company.

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

                                  Out-Takes, Inc.


Dated: August 14, 2002            By: James Harvey
                                      -------------------------------------
                                      James Harvey, Chief Executive Officer,
                                                 President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                     Date
         ---------                       -----                     ----

       James Harvey        Chairman of the Board, President,   August 14, 2002
       -----------------   Chief Executive Officer, Chief
       James Harvey        Financial Officer and Secretary,
                           And Sole Director