Form 10QSB
period 2002-06-30
OUT TAKES INC
filed 2002-08-20
CIK 889353

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: June 30, 2002

                                       or

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No. 0-21322

                            OUT TAKES, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                             95-4363944
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)

                         3811 Turtle Creek Blvd., Ste. 350
                             Dallas, Texas 75219
                              (214)528-8200


     (Address of Principal Executive Office and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of June 30, 2002, the Registrant had a total number of shares of 20,788,122 common stock issued and outstanding.

                         OUT TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
ASSETS
                                               March 31   June 30
                                                 2002       2002
                                               ---------  ---------
Current assets:
 Cash and cash equivalents                   $       -    $       -
 Accounts receivable, net                            -            -
 Other current assets                            13,633      13,633
                                               ---------  ---------
 Total current assets                            13,633      13,633
 Property and equipment, net of accumulated
  depreciation and amortization                 147,147     146,868
  Intangible assets, net                              -           -
 Other assets                                    26,746      24,626
                                               ---------  ---------
                                             $  187,526  $  185,127
                                               =========  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                              $      530       2,686
 Accounts payable and accrued expenses          160,373     168,549
 Accrued interest                             1,374,604   1,538,526
 Due to related party                           220,521     262,035
 Notes payable                                1,251,855   1,251,855
 Capital lease obligation                             -      19,000
 Deferred revenue                                     -           -
                                               ---------  ---------
 Total current liabilities                    3,007,883   3,223,651
  Long term debt                              4,000,000   4,000,000
Stockholders' deficit:
Preferred stock, par value at $0.01,
 5,000,000 shares authorized,
 none issued and outstanding                          -           -
Common stock, par value at $0.01,
 35,000,000 shares authorized,
 20,788,122 shares issued and
 20,495,726
 shares outstanding
                                                207,882     207,882
 Additional paid-in capital                   9,913,230   9,913,230
 Accumulated deficit                        (16,833,063)(17,051,230)

 Treasury stock, 292,396 shares at cost        (108,406)   (108,406)
                                               ---------  ---------
 Total stockholders' deficit                 (6,820,357) (7,038,524)
                                               ---------  ---------
                                           $    187,526 $   185,127
                                               =========  =========

                  See notes to consolidated financial statements


                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Quarter ended Quarter ended
                                  June 30,       June 30,
                                  2002           2001
                                  ----------     ----------

Revenues                         $         -     $ 121,906
Cost of revenues                           -
                                  ----------     ----------
Gross profit                               -

Operating expenses
Selling, general and administrative( 48,986)      (113,723)
Impairment Expense                         -
                                  ----------     ----------
Loss from operations               ( 48,986)      ( 46,453)
                                  ----------     ----------
Other income (expense):
Interest expense                   (136,102)      (100,000)

Asset lease agreement assignment          -              -
Loss on disposal of fixed assets
Miscellaneous                           254              -
                                    -------      ----------
Total other income (expense)       (182,834)      (146,453)
Income (loss) before
 income taxes                      (182,834)      (146,453)
Income taxes                              -              -
                                  ----------     ----------
Net income (loss)              $   (184,834)    $ (146,453)
                                  ==========     ==========
Net income (loss) per share
 - basic and diluted              ($0.01)       $  (0.01)
                                  ==========     ==========

Number of weighted average share
 - basic and diluted             20,495,726      20,495,726
                                  ==========     ==========





                  See notes to consolidated financial statements

                         OUT-TAKES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                    Additional                             Total
                                 Common stock       paid-in      Accumulated  Treasury  Stockholders'
                              Shares      Amount    capital       deficit      Stock      deficit
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 1999    20,788,122  $207,882  $9,913,230  $(11,130,561) $ (108,406) $(1,117,855)
Net loss                              -         -           -      (884,110)          -     (884,110)
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 2000    20,788,122   207,882   9,913,230   (12,014,671)   (108,406)  (2,001,965)
Net income                            -         -           -        17,273           -       17,273
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 2001    20,788,122   207,882   9,913,230   (11,997,398)   (108,406)  (1,984,692)
Net loss                              -         -           -    (4,835,665)          -   (4,835,665)
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 2002    20,788,122  $207,882 $ 9,913,230  $(16,833,063) $ (108,406) $(6,820,357)
                              ---------   --------  ----------   ----------   ----------  -----------
Net loss for the 3 months
      ended June 30, 2002                                         (146,453)               ( 146,453)
                              ---------   --------  ----------   ----------   ----------  -----------
Balance at June 30, 2002     41,576,244 $415,764 $  9,913,230 $(16,666,610) $ (108,406)  (6,673,904)

                             ==========   ========  ==========    =========   =========   ===========



                  See notes to consolidated financial statements

                                OUT-TAKES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the three months ended
                                                             June 30,
                                                        2002         2001
                                                     --------------------------
                                                            (Unaudited)
Operating Activities:
Net Loss                                            $(184,835)    $(146,453)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                             279        37,770
Changes in operating assets and liabilities:
Accounts receivable                                         -         3,928
Deposits                                               (2,120)       (2,961)
Accounts payable, accrued expenses                     10,101        20,329

Interest payable-related party                          5,133             -
Accrued interest                                      130,589        69,179
Compensation payable - related party                   38,443        90,704
Net cash provided by (used in)
  operating activities                                 (2,410)       72,496

Investing Activities:
Note receivable                                             -             -
Equipment purchase                                          -             -
Net cash used in investing activities                       -             -

Financing Activities:
Interest earned on refundable deposit                     254
Proceed from issuance of stock
Advances from related parties                               -
Payments to related parties                                 -
-
Capital contribution                                        -
Proceeds from short term debt                               -
Notes & contracts payable                            (125,576)
Net cash provided by (used in)
  financing activities                                    254      (125,576)


Increase (decrease) in cash and cash
  equivalents                                          (2,156)      (53,080)

Cash and cash equivalents - beginning of period          (530)       52,745
Cash and cash equivalents - end of period           $  (2,686)    $    (335)



                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of Out Takes, Inc. (the Company') incorporated under the laws of the state of Delaware on March 18, 1992 and its wholly owned subsidiary, Los Alamos Energy, LLC ("LAE") formed under the laws of the state of California as a Limited Liability Company during June 1996. All significant inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2002, the Company has a accumulated deficit of $17,017,897 and has incurred a loss for the quarter ended June 30, 2002 totaling $184,835. The Company has also wound down its operations and is currently redeveloping its business plan.

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

Cash and cash equivalents
-------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at June 30, 2002 and 2001.

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

Earnings (loss) per share
-------------------------
In accordance with SFAS No. 128, Earnings Per Share,' the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2002, 2001 and 2000, the Company did not have any dilutive common stock equivalents.

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

Income Taxes
------------
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation
------------------------
SFAS No. 123, Accounting for Stock-Based Compensation,' encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the consolidated financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

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

Comprehensive Income
--------------------
SFAS No. 130, Reporting Comprehensive Income,' establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2002 and 2001, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


Segment Reporting
-----------------
Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period ended June 30, 2002 and 2001, all revenues have been derived from domestic operations.

Advertising
-----------
The Company expenses advertising costs when incurred. The Company did not incur any advertising costs during the years ended June 30, 2002, 2001 and 2000.

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

NOTE 2 PROPERTY AND EQUIPMENT

A summary of property and equipment are as follows:

                                       March 31, 2002      March 31, 2001
                                     ----------------      ---------------
Computers and software                $        7,879      $     5,589
Equipment and furniture                      369,633           371,923
Leased asset                                                       -
Motor vehicle                                                      -

                                       --------------        -------------
                                             377,512           377,512
Less: Accumulated depreciation               230,914          (230,365)
                                         -------------       -------------
                                      $      146,868          $   147,147
                                         =============        =============

Depreciation expense for property and equipment amounted to $279, $230,365, respectively, for the quarter ended June 30, 2002,and the fiscal year ended March 31, 2002 respectively.

NOTE 3  INTANGIBLE ASSET

Intangible asset consisted of the goodwill recognized relating to the excess of purchase price over the fair value of the net assets acquired of LAE on August 31, 1998. Goodwill was being amortized on a straight-line basis over 40 years.

Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related Goodwill, the Company will evaluate the remaining useful life and balance of Goodwill and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. As of April 1, 2001, the Company determined an impairment of the Goodwill had occurred and has recognized and impairment expense of $4,062,321.

NOTE 4  RELATED PARTY TRANSACTIONS

The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions:

The Company incurred and accrued management fees totaling $37,500 and $37,500, respectively, to a related party for the quarters ended June 30, 2002 and 2001, respectively.

As of June 30, 2002 and 2001, the Company has accrued payables to a related party totaling $262,035 and $171,978, respectively, for unpaid advances and operator fees.

The Company has a month-to-month lease with its director totaling $750 per month for office space.


NOTE 5  NOTES PAYABLE

A summary of outstanding notes payable is as follows:

                                            June 30, 2002        March 31, 2002
                                            -------------        --------------
a.     Note Payable-Consultant              $    75,000          $    75,000
b.     Note Payable-Radovich                     30,557               30,557

c.     Notes Payable-Reeves                      40,000               40,000

d.     Note Payable-Boyd                         50,000               50,000

e.     Note Payable-Atlas                        72,983               72,983

f.     Note Payable-Coastal Resources           219,036              219,036
g.     Note Payable-Working Interest            250,279              250,279
h.     Note Payable-Hall                          4,000                4,000
i.     Note Payable-Gormley                      50,000               50,000
j.     Notes Payable-Bower                      310,000              310,000
k.     Note Payable-PCW Holdings                150,000              150,000
                                           --------------       --------------
                                            $ 1,251,855          $ 1,251,855
                                           ==============       ==============

a.     Note Payable - Consultant
       -------------------------
This is an unsecured note payable to a former financial consultant of the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. During the year ended March 31, 2002, this note holder filed a lawsuit against the Company. On March 11, 2002, the Company agreed to settle this lawsuit in the amount of $75,000 and the Company recorded the increase in general and administrative expenses.

b.     Note Payable - Radovich
       -----------------------
This is an unsecured promissory note that originated on September 27, 1996. The note's original maturity date was October 27, 1996 and bears no interest. The note is currently in default and is due on demand. As of June, 2002 and 2001, the outstanding balance was $30,557.

c.     Note Payable - Reeves
       ---------------------
This is an unsecured promissory note that originated on March 30, 1998. The note's original maturity date was May 30, 1998 and bears interest at the rate of 10% per annum. The note was convertible into shares of the Company's common stock at a rate to be negotiated between the parties before the maturity. The note is currently in default and due on demand. As of June 30, 2002 and 2001, the outstanding balance was $25,000.

On December 10, 2001, Reeves advanced the Company an additional $15,000, due upon demand, bearing no interest. As of June 30, 2002, the outstanding balance of this advance was $15,000.

d.     Note Payable -  Boyd
       -------------------
This is an unsecured promissory note that originated on August 13, 1998. This note matured on February 13, 1999 and bears interest rate at the rate of 10% per annum. As of June 30, 2002 and 2001, this note was in default and totaled $50,000.

e.     Note Payable - Atlas Engineering
       --------------------------------
This is an unsecured promissory note that originated on September 15, 2000. Monthly payments of $8,249 were due commencing October 2000. The note bears interest at the rate of 10% per annum. The Company did not remit any payments relating to this note. Therefore, the note is currently in default and payable on demand. As of June 30, 2002 and 2001, the outstanding balances amounted to $72,983 and $62,984, respectively.

f.     Note Payable - Coastal Resources Corp.
       --------------------------------------
This note was originated on June 15, 1999 and was secured by tangible and intangible assets of the Company. The note bears interest at the rate of 10% per annum. The master loan agreement specified a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger was consummated, then the loan balance at that date would have been credited to Coastal Resources Corp. as part of its proportionate equity interest in the Company. If the merger was not consummated, then the principal balance and interest was due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The Company did not execute the merger agreement with this party and was not able to make the repayments. The note, therefore became due on demand and is currently due. As of June 30, 2002 and 2001, the outstanding balance amounted to $219,036.


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

j.     Notes Payable - Bower
       --------------------
These are secured promissory notes that originated during the period from November 2000 through February 2001. Certain of these notes are subordinated notes are secured by certain tangible and intangible assets of the Company, and junior in rank to senior and other certain indebtedness and are subrogated and These notes bear interest at a rate between 10% and 12%. The Company was unable to repay these notes as they became due and are currently in default and due on demand. As of June, 2002 and 2001, the outstanding balance amounted to $310,000.

k.     Note Payable - PCW Holdings
       ---------------------------
These are unsecured promissory notes that originated on March 31, 2001. The note matured on September 30, 2001 and bore interest at the rate of 10% per annum. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of June, 2002 and 2001, the outstanding balance amounted to $150,000.

NOTE 6 - LONG-TERM DEBT

This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between the former members' of LAE and Out-Takes, Inc. The note bears interest at the rate of 10% per annum and matures on August 31, 2003. This note is convertible into an aggregate of ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of June 30, 2002 and 2001, this conversion and reverse stock split has not been completed and the balance of the note amounted to $4,000,000.

A summary of long-term debt maturities follows:

                              Year ended March 31,
                              --------------------
          2003                             -
          2004                     4,000,000
                                   ---------
                                   4,000,000
                                   =========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

                                  Office lease
                               -----------------
The Company's office lease agreement was terminated during May 2002. Rent expense totaled $10,200 for the years ended June 30, 2002, 2001 and 1999.

                                 Capital lease
                               -----------------
The Company was the lessee of a transformer under a lease agreement expiring July 2003. The Company paid off this lease early during the year ended March 31, 2002. As of March 31, 2002 and 2001, the cost of equipment held under capital lease was $0 and $19,000, respectively, and the related accumulated was $- and $5,202, respectively.***

                             Asset lease assignment
                          ---------------------------
The Company held an asset lease agreement that generated annual income for the Company. On March 30, 2001, the Company assigned this asset lease agreement in lieu of cash to pay down a note payable, including accrued interest. In addition, the Company entered into a $150,000 promissory note, dated March 31, 2001 (See note 5k).

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

LAE participates in certain agreements with respect to the generation of electricity from waste natural gas whereby its managing member also acts as the operator of the electrical power plant's development and production activities. LAE is contingently liable for the activities of this venture.

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

At March 31, 2002 and 2001, the Company had net carry forward losses of approximately $6,100,000 and $1,270,000, respectively given effect to its reverse merger with LAE. Because of the current uncertainty of realizing the benefit of the tax carry forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forwards depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                    For The Years March 31,
                                                      2002           2001
                                                     --------      --------
                  Deferred Tax Assets
                       Loss Carryforward            $2,074,000    $ 431,800
                       Less:  Valuation Allowance   (2,074,000     (431,800)
                         Net Deferred Tax Assets             -            -
                                                   ===========     ========

Net operating loss carry forwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 9  CONCENTRATIONS OF CREDIT RISK

Substantially all of the consolidated revenue of the Company was generated from the sale of electricity to Pacific Gas and Electric Company (PG&E') and the lease operator until PG&E filed for bankruptcy in April 2001. Beginning in May 2001, the Company sold its energy to the California Independent System Operator through the Automated Power Exchange.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

In addition to historical information, this report contains forward-looking statements. Such statements include those concerning the Company's expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity (iii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain financing on acceptable terms (iv) unscheduled outages of operating plants (v) unseasonable weather patterns that produce reduced demand for power (vi) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers (vii) cost estimates are preliminary and actual costs may be higher than estimated (viii) a competitor's development of lower-cost generating gas-fired power plants (ix) risks associated with marketing and selling power from power plants in the newly-competitive energy market (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and costs to develop recoverable reserves and operations factors relating to the extraction of natural gas (xi) the effects on the Company's business resulting from reduced liquidity in the power industry (xii) the Company's ability to access the capital markets on attractive terms (xiii) sources and uses of cash are estimates based on current expectations; actual sources may be lower and actual uses may be higher than estimated. All information set forth in this filing is as of August 19, 2002, and the Company undertakes no duty to update this information.

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included in Form 10-K filed with the Securities and Exchange Commission.

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

The Company is still not able to recommence its operations because of lack of capital and cash flow, brought about by problems arising from the changes in the power industry in the state of California. Given the size of the Company's present power plant, and the unpredictability of wholesale prices in the ten minute ex post decremental market with the ISO, the Company is not able to operate on revenues generated solely from wholesale sales of electricity.

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

Results of Operations

Period Ended June 30, 2002 Compared to Period Ended June 30, 2001.

The net loss for the period ended June 30, 2002 was $184,835 compared with a net loss of $146,453 for the period ended June 30, 2001. The primary reason for the change was the temporary suspension of electricity deliveries.

The Company overall generated $254 in revenues in the period ended June 30, 2002, compared to revenues of $121,906 in the period ended June 30, 2001. Management attributes this decrease to decrease in power sales.

Liquidity and Capital Resources

At June 30, 2002, the Company had a working capital deficit of $2,994,250 as compared to a working capital deficit on June 30, 2001 of $2,361,578.

Net cash utilized by operating activities was $2,156 for the period ended on June 30, 2002, compared to the utilization of $72,496 of net cash provided by operating activities for the period ended June 30, 2001.

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


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure by us to successfully develop business relationships.


                          PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

                None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                 OUT-TAKES, INC.

August 19, 2002             By:      James Harvey
                                     --------------------------------
                                     James Harvey, President

                                  CERTIFICATION

We hereby certify that the foregoing report fully complies with the requirements of Sections 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the company.


Dated:    August 19, 2002            By:        James Harvey
                                                ------------------------------
                                                James Harvey, Chief Executive
                                                Officer



Dated: August 19, 2002                    By:   James Harvey
                                             -----------------------------
                                             James Harvey, Chief Financial
                                             Officer