Form 10KSB/A
period 2002-03-31
OUT TAKES INC
filed 2002-08-21
CIK 889353

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

                                 2002          2001        2000         1999        1998

                               ---------      -------    --------     --------    ---------
Income Statement Data
Revenue from operations        $117,719      $541,755    $216,623     $637,450    $1,187,638

Gross profit (Loss)              42,830      $ 73,048      $4,300    ($445,076)    ($524,646)

Income (loss) from
 operations                 ($4,335,048)   ($ 346,178)  ($369,365)   ($289,726)  ($1,186,601)

Net (Loss) Income           ($4,835,665)      $17,273   ($884,110)   ($403,774)  ($1,082,306)

Net loss per share               ($0.24)       ($0.00)     ($0.04)     ($0.019)       ($0.05)
Balance Sheet Data

Total Assets                   $187,526    $4,454,044  $4,550,824    $ 312,503      $285,840

Total Liabilities          $  7,007,883    $6,438,736  $6,552,789   $1,667,725   $ 1,020,943

Stockholders' Equity
 (Deficit)                  ($6,820,357)  ($1,984,692)($1,893,559) ($1,355,672)    ($735,103)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included elsewhere in this Form 10-K.

Overview

Through Los Alamos Energy, LLC, the Company operates a 1 mW waste gas electricity plant in Los Alamos, California, which was acquired from American Cogenics during 1996. Up until the bankruptcy filing of Pacific Gas & Electric and the recent power crisis in California, the Company has historically sold power to PG&E. Due to uncertainties arising from PG&E's bankruptcy, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator ("ISO"), and is currently selling power to the CAISO through the Automated Power Exchange as its Scheduling Agent. The Company was, during January 2002, informed by the APX to the effect that payments for electricity delivered to the ISO was being indefinitely suspended pending the ISO's review of possible over payments made to participants, and possible resulting adjustments. As a result of not being paid in a timely manner, and/or partially and sporadically having been paid, the Company has as of November 2001 shut its power plant down for fear of irreparable damage absent routine and required maintenance, which the Company was not able to perform absent payment for deliveries.

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


Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001.

The net loss for the year ended March 31, 2001 was $4,835,665 compared with a net income of $17,273 for the year ended March 31, 2002. The primary reasons for the change was the impairment of the goodwill totaling $4,062,321 during the year ended March 31, 2002 and the asset agreement income totaling $874,231 during the year ended March 31, 2001. The Company overall generated $541,755 in revenues in the fiscal year ended March 31, 2001, compared to revenues of $117,719 in the fiscal year ended March 31, 2002. Management attributes this decrease to low energy prices, and the shut down of the power plant.

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



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Out-Takes, Inc.
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Out-Takes, Inc. and subsidiary as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The accompanying consolidated financial statements for Out-Takes, Inc. and subsidiary as of March 31, 2001 and 2000 were audited by other auditors whose report dated June 27, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Out-Takes, Inc. and subsidiary as of March 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company is restructuring its business, has incurred significant operating losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STONEFIELD JOSEPHSON, INC.
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
August 12, 2002



                        OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
ASSETS
                                                     March 31
                                                 2002       2001
                                               ---------  ---------
Current assets:
 Cash and cash equivalents                   $       -    $  52,745
 Accounts receivable, net                            -      132,118
 Other current assets                            13,633           -
                                               ---------  ---------
 Total current assets                            13,633     184,863
 Property and equipment, net of accumulated
  depreciation and amortization                 147,147     183,712
  Intangible assets, net                              -   4,062,321
 Other assets                                    26,746      23,148
                                               ---------  ---------
                                             $  187,526  $4,454,044
                                               =========  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                              $      530           -
 Accounts payable and accrued expenses          160,373     179,622
 Accrued interest                             1,374,604     858,843
 Due to related party                           220,521     178,985
 Notes payable                                1,251,855   1,194,856
 Capital lease obligation                             -      19,000
 Deferred revenue                                     -       6,971

                                               ---------  ---------
 Total current liabilities                    3,007,883   2,438,277
  Long term debt                              4,000,000   4,000,459

Stockholders' deficit:

Preferred stock, par value at $0.01,
 5,000,000 shares authorized,
 none issued and outstanding                          -           -
Common stock, par value at $0.01,
 35,000,000 shares authorized,
 20,788,122 shares issued for
 both (2002) and (2001) and 20,495,726
 shares outstanding for
  both (2002) and (2001)                        207,882     207,882
 Additional paid-in capital                   9,913,230   9,913,230
 Accumulated deficit                        (16,833,063)(11,997,398)

 Treasury stock, 292,396 shares at cost        (108,406)   (108,406)
                                               ---------  ---------
 Total stockholders' deficit                 (6,820,357) (1,984,692)
                                               ---------  ---------
                                           $    187,526 $ 4,454,044
                                               =========  =========

     See accompanying report and notes to consolidated financial statements


                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Year ended     Year ended     Year ended
                                  March 31,      March 31,      March 31,
                                  2002           2001           2000
                                  ----------     ----------     ----------

Revenues                         $   117,719     $  541,755     $  216,623
Cost of revenues                      74,889        468,707        212,323
                                  ----------     ----------     ----------
Gross profit                          42,830         73,048          4,300

Operating expenses
Selling, general and administrative  315,557        419,226        378,465
Impairment Expense                 4,062,321              -              -
                                  ----------     ----------     ----------
Loss from operations             (4,335,048)       (346,178)      (374,165)
                                  ----------     ----------     ----------
Other income (expense):
Interest expense                   (515,759)       (510,780)      (509,945)

Asset lease agreement assignment          -         874,231              -
Loss on disposal of fixed assets       (600)              -              -
Miscellaneous                        15,742               -              -
                                  ----------     ----------     ----------
Total other income (expense)       (500,617)        363,451       (509,945)
Income (loss) before
 income taxes                    (4,835,665)         17,273       (884,110)
Income taxes                              -               -              -
                                  ----------     ----------     ----------

Net income (loss)              $ (4,835,665)    $    17,273     $(884,110)
                                  ==========     ==========     ==========
Net income (loss) per share
 - basic and diluted              ($0.24)       $      0.00        ($0.04)
                                  ==========     ==========     ==========
Number of weighted average share
 - basic and diluted             20,495,726      20,495,726     20,495,726
                                  ==========     ==========     ==========


     See accompanying report and notes to consolidated financial statements




                        OUT-TAKES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                    Additional                             Total
                                 Common stock       paid-in      Retained     Treasury  Stockholders'
                              Shares      Amount    capital       deficit      Stock      deficit
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 1999    20,788,122  $207,882  $9,913,230  $(11,130,561) $ (108,406) $(1,117,855)
Net loss                              -         -           -      (884,110)          -     (884,110)
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 2000    20,788,122   207,882   9,913,230   (12,014,671)   (108,406)  (2,001,965)
Net income                            -         -           -        17,273           -       17,273
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 2001    20,788,122   207,882   9,913,230   (11,997,398)   (108,406)  (1,984,692)
Net loss                              -         -           -    (4,835,665)          -   (4,835,665)
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 2002    20,788,122  $207,882 $ 9,913,230  $(16,833,063) $ (108,406) $(6,820,357)
                             ==========   ========  ==========    =========   =========   ===========



See accompanying auditors' report and notes to consolidated financial statements




                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          March 31,    March 31,     March 31,
                                           2002         2001          2000
                                          ---------    ---------     ---------
Cash flows provided by (used for)
 operating activities:
Net income (loss)                      $ (4,835,665)  $ 17,273     $ (884,110)
                                          ---------    ---------     ---------
Adjustments to reconcile net
income (loss) to net cash provided
by (used for) operating
 activities:
Depreciation and amortization                36,755    164,952        163,659
Loss on sale of fixed assets                    600          -              -
Bad debt                                    (20,136)         -              -

Impairment Expense                        4,062,321          -              -
Interest Expense on Note Payable             27,000          -              -
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable, net                    152,254    (89,396)       (42,722)
Due from related party                            -   (308,616)             -
Prepaid asset lease                               -    (30,604)        30,604
Other current assets                        (13,633)         -          1,543
Other assets                                 (3,598)         -         (4,600)

Increase (decrease) in liabilities
Accounts payable and accrued expenses       (19,249)   620,327        461,486
Accrued interest                            515,761   (173,001)        79,993
Provision for studio closure                      -                   (31,878)
 Due to related party                        41,536    178,500         61,390
Deferred revenue                             (6,971)         -              -
                                          ---------    ---------     ---------
Total adjustments                         4,772,640    362,162        719,475
                                          ---------    ---------     ---------
Net cash provided by (used for)
 operating activities                       (62,025)   379,435       (164,635)
                                          ---------    ---------     ---------
Cash flows provided by
(used for) investing activities:
Purchases of fixed assets                    (2,290)         -        (53,213)
Proceeds from sales of fixed assets           1,500          -          5,500
                                          ---------    ---------     ---------
Net cash used for investing activities         (790)         -        (47,713)
                                          ---------    ---------     ---------
Cash flows provided by
 (used for) financing activities:
Advances from related parties                     -          -         (1,230)
Bank overdraft                                  530          -              -
Payments to related parties                       -   (773,845)      (116,903)
Capital contribution                              -          -          7,800
Proceeds from short term debt                     -    380,890        405,131
Notes and contracts payable                       -    (11,000)        (6,541)
Principal proceeds from notes payable        29,540          -              -
Payments on capital lease obligation        (19,000)         -              -
                                          ---------    ---------     ---------
Net cash provided by (used for)
 financing activities                        11,070   (403,955)       288,257
                                          ---------    ---------     ---------

Net increase (decrease) in cash             (52,745)   (24,520)        75,909
Cash, and cash equivalents
 beginning of year                           52,745     77,265          1,356
                                          ---------    ---------     ---------
Cash, and cash equivalents,
 end of year                          $           -  $  52,745      $  77,265
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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2002, the Company has a working capital deficit of $2,994,250 and has incurred a substantial loss from operations for the year ended March 31, 2002 totaling $4,835,665. The Company has also wound down its operations and is currently redeveloping its business plan.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will not be able to formulate a new business plan, which could have an adverse effect on the Company's financial condition and results of operation. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

* The Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company;

* The Company is also seeking out leverage able acquisition opportunities that would be complimentary to its existing business and that will provide common synergies for the future; and

* The Company is reformulating its current business plan and as of March 31, 2002 there are no definitive plans in place.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


                               Nature of Business
                               ------------------
The Company's principal business activity was the conversion of such natural gas into electricity, which is then sold to retail providers of consumer electricity. The Company wound down its operations during the year ended March 31, 2002, and is in the process of reformulating its current business plan. No formal plans are in place.


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

In April 2002, the FASB issued Statement NO. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-lease back transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related Goodwill, the Company will evaluate the remaining useful life and balance of Goodwill and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. As discussed in Note 1 to the consolidated financial statements, the Company has wound down its operations during the year ended March 31, 2002 and is in the process of reformulating its current business plan. As of April 1, 2001, the Company determined an impairment of the Goodwill had occurred as a result of the uncertainty of future cash flows from operations relating to its energy business, the Company recognized an impairment expense of $4,062,321 in the accompanying consolidated statement of operations for the year ending March 31, 2002.

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
                                    ==============        ==============


NOTE 4  RELATED PARTY TRANSACTIONS

The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions:

The Company incurred and paid management fees totaling $150,000 and $105,000, respectively, to a related party for the years ended March 31, 2002 and 2001, respectively.

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

j.     Notes Payable - Bower
       --------------------
These are secured promissory notes that originated during the period from November 2000 through February 2001. Certain of these notes are subordinated notes are secured by certain tangible and intangible assets of the Company, and junior in rank to senior and other certain indebtedness and are subrogated. and These notes bear interest at a rate between 10% and 12%. The Company was unable to repay these notes as they became due and are currently in default and due on demand. As of March 31, 2002 and 2001, the outstanding balance amounted to $310,000.

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

                                 Capital lease
                               -----------------
The Company was the lessee of a transformer under a lease agreement expiring July 2003. The Company paid off this lease early during the year ended March 31, 2002. As of March 31, 2002 and 2001, the cost of equipment held under capital lease was $0 and $19,000, respectively, and the related accumulated depreciation was $- and $5,202, respectively.

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

NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                    For The Years March  31,
                                                 2002       2001
                                               -------    --------
                         Current Tax Expense
                              U.S. Federal     $    -     $      -
                              State and Local       -            -
                         Total Current              -            -
                         Deferred Tax Expense
                             U.S. Federal           -            -
                              State and Local       -            -
                         Total Deferred             -            -

                         Total Tax Provision
                         (Benefit) Continuing
                          Operations           $    -     $      -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2002 and 2001:

                         Federal Income Tax Rate          (34.0)%
                         Effect of Valuation Allowance     34.0 %
                         Effective Income Tax Rate          0.0 %

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

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  For The Years March  31,
                                                      2002        2001
                                                    --------    --------
                  Deferred Tax Assets
                       Loss Carryforward            $2,074,000   $ 431,800
                       Less:  Valuation Allowance   (2,074,000)   (431,800)
                                                    ----------   ----------
                         Net Deferred Tax Assets   $         -   $       -
                                                   ===========    ========

The valuation allowance increased by $1,642,200 during the year ending March 31, 2002.

Net operating loss carryforwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK
Substantially all of the consolidated revenue of the Company was generated from the lease of it photographic studio to one entity and the sale of electricity to Pacific Gas and Electric Company (PG&E') and the lease operator until PG&E filed for bankruptcy in April 2001. Beginning in May 2001, the Company sold its energy to the California Independent System Operator through the Automatic Power Exchange.

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented:

                            Total            Fourth         Third       Second        First
                        -----------      ------------     ----------   ---------    ---------
Year Ended 3/31/2002
Total net sales         $    117,719      $   (79,507)     $   1,891    $  73,429    $ 121,906
Gross profit (loss)     $     42,830      $   (70,966)     $     777    $  45,749    $  67,270
Income (loss) before
 income taxes           $ (4,835,665)     $(4,408,239)     $(163,894)   $(117,079)   $(146,453)
Net income (loss)       $ (4,835,665)     $(4,408,239)     $ (163,894)  $(117,079)   $(146,453)
Net income (loss) per share:
  Basis and diluted           ($0.24)          ($0.22)          (0.01)     ($0.01)      ($0.01)

Year Ended 3/31/2001
Total net sales          $   541,755     $   267,947      $  167,292   $   53,258   $   53,258
Gross profit (loss)      $    73,048     $   (11,459)     $  131,581   $  (23,537)  $  (23,537)
Income (loss) before
 income taxes            $    17,273     $   855,045      $   68,139   $ (197,983)  $ (707,928)

Net income (loss)        $    17,273     $   855,045      $   68,139   $ (197,983)  $ (707,928)
Net income (loss) per share:
  Basis and diluted      $      0.00     $      0.04          ($0.01)      ($0.01)      ($0.03)

Year Ended 3/31/2000
Total net sales          $   216,623     $   103,240      $   54,270   $   13,875   $   45,238
Gross profit (loss)      $     4,300     $   (12,559)     $    9,843   $   (7,655)  $   14,671
Income (loss) before
 income taxes            $  (884,110)    $  (601,605)     $  (66,848)  $  (99,484)  $ (116,173)

Net income (loss)        $  (884,110)    $  (601,605)     $  (66,848)  $  (99,484)  $ (116,173)
Net income (loss)
per share:
  Basis and diluted           ($0.04)         ($0.03)     $     0.00       ($0.01)     ($0.01)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 5, 2002, the Company engaged Stonefield Josephson, Inc., Certified Public Accountants, as the new independent accountant for the Company, to replace Rogelio G. Castro who had been engaged to audit the company's financial statements for the fiscal years ended March 31, 2001, 2000 and 1999. There were no disagreements between the Company and its former independent accountants regarding the presentation of the Company's financial statements.

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