Form 10QSB/A
period 2002-06-30
OUT TAKES INC
filed 2002-09-12
CIK 889353

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A

  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                       For quarterly period ended June 30, 2002

                                       or

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No. 0-21322

                                 OUT-TAKES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      95-4363944
 ------------------------------                  ------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                       3811 Turtle Creek Blvd., Ste. 350
                              Dallas, Texas 75219
                                 (214)528-8200
                 ------------------------------------------------
     (Address of Principal Executive Office and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

The number of shares of the Registrant's common stock outstanding as of August 21, 2002: 20,495,726.













                                 OUT TAKES, INC.
                                Table of Contents

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets .............................  1
            Consolidated Statements of Operations (Unaudited) .......  2
            Consolidated Statements of Cash Flows(Unaudited) ........  3
            Notes to Consolidated Financial Statements ..............  4-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................  7-10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .......................................  10

Item 2.     Changes in Securities and Use of Proceeds  ..............  10

Item 3.     Defaults upon Senior Securities  ........................  10

Item 4.     Submission of Matters to a Vote of Securities Holders ...  10

Item 5.     Other Information .......................................  10

Item 6.     Exhibits and Reports on Form 8-K ........................  11

Signatures ............................. ............................  11























                         OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                               June 30,      March 31,
                                                 2002         2002
                                               ---------    ---------
  ASSETS                                      (Unaudited)
Current assets:
 Cash and cash equivalents                   $       -     $       -
 Other current assets                           13,633        13,633
                                               ---------    ---------
 Total current assets                           13,633        13,633
 Property and equipment, net                   140,868       147,147
 Other assets                                   24,626        26,746
                                               ---------    ---------
                                             $ 179,127    $  187,526
                                               =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
 Bank overdraft                              $   2,686    $      530
 Accounts payable and accrued expenses         163,036       160,373
 Accrued interest                            1,510,706     1,374,604
 Due to related party                          262,035       220,521
 Notes payable                               1,251,855     1,251,855
                                               ---------    ---------
 Total liabilities                           3,190,318     3,007,883
                                               ---------    ---------
  Long-term debt                             4,000,000     4,000,000
                                               ---------    ---------
Stockholders' deficiency:
 Preferred stock; par value at $0.01,
 5,000,000 shares authorized,
 none issued and outstanding                         -             -
 Common stock; par value at $0.01,
 35,000,000 shares authorized,
 20,788,122 and
 20,495,726 shares issued
 and outstanding, respectively
                                               207,882       207,882
 Additional paid-in capital                  9,913,230     9,913,230
 Accumulated deficit                       (17,023,897)  (16,833,063)

 Treasury stock; 292,396 shares, at cost      (108,406)     (108,406)
                                               ---------    ---------
 Total stockholders' deficiency             (7,011,191)   (6,820,357)
                                               ---------    ---------
                                           $   179,127    $  187,526
                                               =========    =========
The accompanying notes are an integral part of the consolidated financial statements.




                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three Months Ended
                                              June 30,
                                      -----------------------------
                                         2002               2001
                                      ----------         ----------

Revenues, net                        $        -          $ 121,906
Cost of revenues                              -             54,636
                                      ----------         ----------
Gross profit                              -                 67,720

Selling, general and administrative      54,986            113,723
 expenses                             ----------         ----------
Loss from operations                   ( 54,986)          ( 46,453)
                                      ----------         ----------
Other income (expense):
Interest expense                       (136,102)          (100,000)
Interest income                             254                  -
                                      ----------         ----------
Total other income (expense)           (135,848)          (100,000)
                                      ----------         ----------

Loss before income taxes               (190,834)          (146,453)
Income taxes                                  -                  -
                                      ----------         ----------
Net loss                           $   (190,834)        $ (146,453)
                                      ==========         ==========
Net loss per share
 - basic and diluted                     ($0.01)        $   (0.01)
                                      ==========         ==========

Number of weighted average shares
 - basic and diluted                 20,495,726          20,495,726
                                      ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.








                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                             June 30,
                                                   --------------------------
                                                        2002         2001
                                                   ----------     -----------
                                                          (Unaudited)
Cash flows from operating activities:
Net loss                                            $(190,834)    $(146,453)
Adjustments to reconcile net loss to
  net cash provided by(used for) operating activities:
Depreciation and amortization                           6,279        37,770
Changes in operating assets and liabilities:
Decrease in accounts receivable                             -         3,928
(Increase) decrease in other assets                     2,120        (2,961)
Increase in accounts payable and accrued expenses       2,663        20,329
Increase in accrued interest                          136,102        69,179
Increase in due to related party                       41,514        90,704
                                                   ----------     -----------
Net cash provided by (used for)
  operating activities                                 (2,156)       72,496
                                                   ----------     -----------

Cash flows provided by (used for) financing activities:
Bank overdraft                                          2,156             -
Payments on notes payable                                   -      (125,576)
                                                   ----------     -----------
Net cash provided by (used for)
  financing activities                                  2,156      (125,576)
                                                   ----------     -----------
Decrease in cash and cash equivalents                       -       (53,080)

Cash and cash equivalents - beginning of period             -        52,745
                                                   ----------     -----------
Cash and cash equivalents - end of period           $       -   $    (335)
                                                   ==========     ===========






The accompanying notes are an integral part of the consolidated financial statements.




                        OUT-TAKES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The accompanying consolidated financial statements include the accounts of Out-Takes, Inc. (the "Company"), incorporated under the laws of the state of Delaware on March 18, 1992 and its wholly owned subsidiary, Los Alamos Energy, LLC ("LAE"), formed under the laws of the state of California as a Limited Liability Company during June 1996. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2002, the Company has a accumulated deficit of $17,023,897 and has incurred a loss for the three months ended June 30, 2002 totaling $190,834. The Company has also wound down its operations and is currently redeveloping its business plan.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on the Company's financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

* The Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company; and

* The Company is also seeking out leverageable acquisition opportunities that would compliment its business and that will provide common synergies for the future.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                              Nature of Business
                              ------------------
The Company's principal business activity was the conversion of natural gas into electricity, which is then sold to retail providers of consumer electricity. The Company wound down its operations during the year ended March 31, 2002 and is in the process of reformulating its current business plan. NO formal plans are in place.

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


                           Earnings (Loss) per Share
                           -------------------------
In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2002 and 2001, the Company did not have any dilutive common stock equivalents.


                         New Accounting Pronouncements
                         -----------------------------
On June 29, 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted this statement as of April 1, 2002.

On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company adopted this statement as of April 1, 2002.

During August, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company has adopted this statement as of April 1, 2002.

During August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement NO. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No.4, "Reporting Gains and Losses from Extinguishment of Debt" and amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-lease back transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions:

The Company incurred and accrued management fees totaling $37,414 to a related party for the quarter ended June 30, 2002 and received approximately $4,100 of advances.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements. Such statements include those concerning the Company's expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity (iii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain financing on acceptable terms (iv) unscheduled outages of operating plants (v) unseasonable weather patterns that produce reduced demand for power (vi) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers (vii) cost estimates are preliminary and actual costs may be higher than estimated (viii) a competitor's development of lower-cost generating gas-fired power plants (ix) risks associated with marketing and selling power from power plants in the newly-competitive energy market (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and costs to develop recoverable reserves and operations factors relating to the extraction of natural gas (xi) the effects on the Company's business resulting from reduced liquidity in the power industry (xii) the Company's ability to access the capital markets on attractive terms (xiii) sources and uses of cash are estimates based on current expectations; actual sources may be lower and actual uses may be higher than estimated. All information set forth in this filing is as of August 22, 2002, and the Company undertakes no duty to update this information.

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included in Form 10-K filed with the Securities and Exchange Commission.

                                    Overview

Through Los Alamos Energy, LLC, the Company operated a waste gas electricity plant in Los Alamos, California, which was acquired from American Cogenics during 1996. Up until the bankruptcy filing of Pacific Gas & Electric and the recent power crisis in California, the Company has historically sold power to PG&E. Due to uncertainties arising form PG&E's bankruptcy, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator ("ISO"), and is currently selling power to the CAISO through the Automated Power Exchange as its Scheduling Agent. The Company was, during January 2002, informed by the APX to the effect that payments for electricity delivered to the ISO was being indefinitely suspended pending the ISO's review of possible over payments made to participants, and possible resulting adjustments. As a result of not being paid in a timely manner, and/or partially and sporadically having been paid, the Company has as of November 2001 shut its power plant down for fear of irreparable damage absent routine and required maintenance, which the Company was not able to perform absent payment for deliveries.

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

                          Changes in Plan of Operations

The California energy market, and the Company's participation therein, remains uncertain. In view of these matters, the operation of the power plant is dependent upon the Company's ability to procure capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on its financial condition and results of operations. The Company is taking steps it believes will be sufficient to provide the Company with the ability to continue in existence, and the Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company. The Company is also actively seeking out potential merger candidates that would be complimentary to its business and help expand the Company's capital base and income potential.

In addition to seeking a suitable merger or reverse acquisition candidate, the Company is also in the process of developing a plan of operations whereby the residents of the City of Los Alamos would form a cooperative to buy electricity from the Company at retail prices.


                              Results of Operations

Three Months Ended June 30, 2002 and 2001.

The net loss for the three months ended June 30, 2002 was $190,834 compared with a net loss of $146,453 for the three months ended June 30, 2001. The primary reason for the change was the temporary suspension of electricity deliveries.

The Company did not generate any revenues for the three months ended June 30, 2002, compared to revenues of $121,906 for the three months ended June 30, 2001. Management attributes this decrease to a temporary suspension of operations and no revenues.

Liquidity and Capital Resources

As of June 30, 2002 and 2001, the Company had a working capital deficit of $3,176,685 and $2,994,250, respectively.

Net cash provided by (used for) operating activities was <$2,156> and $72,496 for the three months ended June 30, 2002 and 2001, respectively.

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


                          FORWARD LOOKING STATEMENTS

This Form 10QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure by us to successfully develop business relationships.

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

          None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5: OTHER ITEMS

          None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

The Registrant filed a report on Form 8K dated August 14, 2002 and Form 8K/A dated August 29, 2002, to report a change in independent accountants.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 OUT-TAKES, INC.

Dated:  August 22, 2002                By:   James Harvey
                                             -----------------------
                                             James Harvey, President



      In connection with the quarterly report of Out Takes, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, James Harvey certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.



Dated: August 22, 2002                    By:   James Harvey
                                                ------------------------------
                                                James Harvey, Chief Executive
                                                Officer



Dated: August 22, 2002                    By:   James Harvey
                                             -----------------------------
                                             James Harvey, Chief Financial
                                             Officer