Form 10QSB
period 2002-09-30
OUT TAKES INC
filed 2002-11-19
CIK 889353

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 0-21322
                                                --------

                                OUT TAKES, INC.
                    __________________________________________
              (Exact name of registrant as specified in its charter)



      Delaware                                    95-21322
__________________________________             ____________________________
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)

3811 Turtle Creek Blvd. Suite 350
Dallas, Texas                                               75219

  (Address of principal executive offices)                        (Zip Code)
 --------------------------------------                       ----------------



                           Registrant's telephone number: 214-528-8200



        ______________________________________________________________
        Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ----      -----
The number of shares of the registrant's common stock as of September 30, 2002:
24,495,726

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                     ----


                             TABLE OF CONTENTS
                             _________________

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

OUT-TAKES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                          September 30,     March 31,
                                             2002             2002
                                          -------------     ---------
                                           (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                  $      19      $        -
Other current assets                          13,633          13,633
                                          -------------     ---------
Total current assets                          13,652          13,633
Property and equipment, net                  140,868         147,147
Other assets                                  24,626          26,746
                                          -------------     ---------
                                           $ 179,146      $  187,526
                                          =============     =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft                              $      -      $      530
Accounts payable and accrued expenses        168,549         160,373
Accrued interest                           1,637,883       1,374,604
Asset purchase deposit                        30,000               -
Due to related party                         271,935         220,521
Notes payable                              1,253,956       1,251,855
                                          -------------     ---------
Total current liabilities                  3,362,322       3,007,883
                                          =============     =========
Long-term debt                             4,000,000       4,000,000
                                          -------------     ---------
Stockholders' deficiency:
Preferred stock; par value at $0.01,
5,000,000 shares authorized,
none issued - -
Common stock; par value at $0.01,
35,000,000 shares authorized,
20,788,122 and 20,495,726 shares
issued and outstanding, respectively         207,882         207,882
Additional paid in capital                 9,913,230       9,913,230
Accumulated deficit                      (17,195,882)    (16,833,063)
Treasury stock; 292,396 shares, at cost     (108,406)       (108,406)
Total stockholders' deficiency            (7,183,176)     (6,820,357)
                                           $ 179,146       $ 187,526

                        OUT-TAKES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the three      For the six
                                        months ended       months ended
                                        September 30       September 30
                                  -------------------     -----------------
                                  2002         2001       2002         2001
                                  -------------------     -----------------
                                      (unaudited)            (unaudited)


Revenues, net                     $   -    $ 73,429       $   -   $ 167,546
Cost of revenues                      -      27,680           -      87,917
                                  -------  ---------  ----------- ----------
Gross profit                          -      45,749           -      79,629
Selling, general and
 administrative expenses         39,296      62,828      94,281     184,187
                                  -------  ---------  ----------- ----------
Loss from operations            (39,296)    (17,079)    (94,281)   (104,558)
                                  -------  ---------  ----------- ----------
Other income (expense):
Interest expense               (132,690)   (100,000)   (268,792)   (200,029)
Interest income                       -           -         254           -
                                  -------  ---------  ----------- ----------
Total other income (expense)   (132,690)   (100,000)   (268,538)   (200,029)
                                  -------  ---------  ----------- ----------
Loss before income tax         (171,986)   (117,079)   (362,819)   (304,587)
Income taxes                          -           -           -           -
                                  -------  ---------  ----------- ----------
Net loss                     $ (171,986)  $(117,079)  $(362,819)  $(304,587)
                                  -------  ---------  ----------- ----------
Net loss per share
- basic and diluted          $    (0.01)  $   (0.01)  $   (0.01)  $   (0.01)
                                  =======  =========  =========== ==========
Number of weighted
 average shares
- basic and diluted          20,788,122  20,788,122  20,788,122  20,788,122
                             ==========  ==========  ==========  ==========

                        OUT-TAKES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           For the six months ended
                                                September 30
                                           -------------------------
                                             2002             2001
                                                 (unaudited)

Cash flows from operating activities:
Net loss                                   (362,819)     $ (304,587)
Adjustments to reconcile net loss to
net cash provided by (used for)
 operating activities:
Depreciation and amortization                 6,279          75,540
Changes in operating assets and liabilities:
Decrease in accounts receivable                   -        (142,123)
(Increase) decrease in other assets
Decrease in other assets                      2,120
Increase in accounts payable
 and accrued expenses                         8,176          28,052
Increase in accrued interest                263,279         331,339
Increase in asset purchase deposit           30,000               -
Increase in due to related party             51,414          86,798
                                            ---------      ---------
Net cash provided by (used for)
operating activities                         (1,551)         75,019
                                            ---------      ---------
Cash flows provided by (used for)
 financing activities:
Bank overdraft                                 (530)              -
Proceeds from notes payable                   2,100
Payments on notes payable                         -        (129,953)
                                            ---------      ---------
Net cash provided by (used for)
financing activities                          1,570        (129,953)
Decrease in cash and cash equivalents            19         (54,934)
Cash and cash equivalents
 - beginning of period                            -          52,745
                                            ---------      ---------
Cash and cash equivalents
- end of period                                $ 19        $ (2,189)

                        OUT TAKES. INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30,2002

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

                               Long-Lived Assets
                               -----------------

In accordance with SFAS 121 Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of,'long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

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

                           Stock-Based Compensation
                           ------------------------

SFAS No. 123, Accounting for Stock-Based Compensation,'encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options issued to non- employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the consolidated financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company adopted this statement as of April 1, 2002.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company has adopted this statement as of April 1, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

NOTE 2 PROPERTY AND EQUIPMENT

A summary of property and equipment are as follows:

                                    March 31, 2002          March 31, 2001
                                   ----------------        ---------------

Computers and software                $ 7,879                   $ 5,589
Equipment and furniture               369,633                   371,923
Leased asset - Motor vehicle
                                   --------------           -------------
                                      377,512                   377,512

Less: Accumulated depreciation        230,914                  (230,365)
                                   -------------            -------------
                                    $ 146,868                  $ 147,147
                                   =============            =============


Depreciation expense for property and equipment amounted to $279, $230,365, respectively, for the quarter ended June 30, 2002,and the fiscal year ended March 31, 2002 respectively.

NOTE 3 INTANGIBLE ASSET - Intangible asset consisted of the goodwill recognized relating to the excess of purchase price over the fair value of the net assets acquired of LAE on August 31, 1998. Goodwill was being amortized on a straight-line basis over 40 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related Goodwill, the Company will evaluate the remaining useful life and balance of Goodwill and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. As of April 1, 2001, the Company determined an impairment of the Goodwill had occurred and has recognized and impairment expense of $4,062,321.

NOTE 4 RELATED PARTY TRANSACTIONS - The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions: The Company incurred and accrued management fees totaling $37,500 and $37,500, respectively, to a related party for the quarters ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and 2001, the Company has accrued payables to a related party totaling $262,035 and $171,978, respectively, for unpaid advances and operator fees. The Company has a month-to-month lease with its director totaling $750 per month for office space.

NOTE 5 NOTES PAYABLE - A summary of outstanding notes payable is as follows:


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

 f. Note Payable - Coastal Resources Corp.
    -------------------------------------
This note was originated on June 15, 1999 and was secured by tangible and intangible assets of the Company. The note bears interest at the rate of 10% per annum. The master loan agreement specified a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger was consummated, then the loan balance at that date would have been credited to Coastal Resources Corp. as part of its proportionate equity interest in the Company. If the merger was not consummated, then the principal balance and interest was due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The Company did not execute the merger agreement with this party and was not able to make the repayments. The note, therefore became due on demand and is currently due. As of June 30, 2002 and 2001, the outstanding balance amounted to $219,036.

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

                                 Capital lease
                               -----------------
The Company was the lessee of a transformer under a lease agreement expiring July 2003. The Company paid off this lease early during the year ended March 31, 2002. As of March 31, 2002 and 2001, the cost of equipment held under capital lease was $0 and $19,000, respectively, and the related accumulated was
$   - and $5,202, respectively.

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

                             UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

In this report references to "we," "us," and "our" refer to OUT TAKES, INC;

                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Out Takes'scontrol. These factors include but are not limited to economic conditions generally and in the industries in which Out Takes may participate; competition within Out Takes's chosen industry, including competition from much larger competitors; technological advances and failure by Out Takes to successfully develop business relationships.

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


                            Results of Operations

Since inception, we have experienced losses. The net loss for the three months ended September 30, 2002 was $171,986, compared to a net loss of $117,079 for the same period of 2001. Management attributes the increase in net loss to the lack of revenue production from power sales.


                        Liquidity and Capital Resources

As of December 31, 2001, we had a working capital deficit of $2,994,250, compared to a working capital deficit of $3,349,670 for September 30, 2002. This is attributed to the pending transaction with Los Alamos Energy. The working capital deficit will be eliminated if we complete the acquisition of Automated Hot Foods.

                              Recent Developments

We have entered into a letter of intent to acquire Automated Hot Foods, Inc. in September, 2002. The terms of the proposed acquisition are that Automated will assume and discharge our outstanding liabilities, and the power plant assets will be returned to Los Alamos Energy and the corresponding debt attributed to the Los Alamos transaction will be eliminated.


OUT-TAKES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

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

                                                OUT TAKES, INC.

Dated:    November 14, 2002           By:       James Harvey
                                                ------------------------------
                                                James Harvey, CEO, CFO,
                                                Secretary



                                 CERTIFICATION

We hereby certify that the foregoing report fully complies with the requirements of Sections 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the company.


Dated:    November 14, 2002            By:      James Harvey
                                            ------------------------------
                                                James Harvey, CEO, CFO,
                                                Secretary




Dated: November 14, 2002                    By: James Harvey
                                                ----------------------------
                                                James Harvey, CEO, CFO,
                                                Secretary