Form 10QSB/A
period 2002-09-30
OUT TAKES INC
filed 2002-12-26
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10QSB/A

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities

     Exchange Act of 1934 for the quarterly period ended September 30, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities
          Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 0-21322


                                OUT-TAKES, INC.
              ----------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                    95-4363944
-------------------------------                 -------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                       3811 Turtle Creek Blvd., Suite 350
                              Dallas, Texas 75219
                                 (214) 528-8200
 ----------------------------------------------------------------------------
      (Address of principal executive office and principal place of business)


              Registrant's telephone number: 214-528-8200


         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]        No   [  ]
                                                  -----
The number of shares of the registrant's common stock as of December 12, 2002:
20,788,122

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]
                                                                        -----

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          1
(b)      Consolidated Statement of Operations (Unaudited)                     2
(c)      Consolidated Statement Cash Flows (Unaudited)                        3
(d)      Notes to Consolidated Financial Statements
4-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
7-9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                      9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Other Items                                                          9

Item 6.  Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                   10

CERTIFICATIONS                                                            11-12

                         OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                          September 30,     March 31,
                                             2002             2002
                                          -------------     ---------
                                           (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                  $      19      $        -
Other current assets                          13,633          13,633
                                          -------------     ---------
Total current assets                          13,652          13,633
Property and equipment, net                  140,868         147,147
Other assets                                  24,626          26,746
                                          -------------     ---------
                                           $ 179,146      $  187,526
                                          =============     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft                              $      -      $      530
Accounts payable and accrued expenses        168,549         160,373
Accrued interest                           1,637,883       1,374,604
Asset purchase deposit                        30,000               -
Due to related party                         271,935         220,521
Notes payable                              1,253,956       1,251,855
                                          -------------     ---------
Total current liabilities                  3,362,322       3,007,883

Long-term debt to related parties          4,000,000       4,000,000

Stockholders' deficit:
Preferred stock; par value at $0.01,
5,000,000 shares authorized,
none issued                                        -               -
Common stock; par value at $0.01,
35,000,000 shares authorized,
20,788,122 shares issued and
outstanding                                  207,882         207,882
Additional paid in capital                 9,913,230       9,913,230
Accumulated deficit                      (17,195,882)    (16,833,063)
Treasury stock; 292,396 shares, at cost     (108,406)       (108,406)
Total stockholders' deficit               (7,183,176)     (6,820,357)
                                          -------------     ---------
                                           $ 179,146       $ 187,526
                                          =============     =========

The accompany notes are an integral part of the consolidated financial statements.

                                   (1)

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                    For the three            For the six
                                    months ended             months ended
                                    September 30,            September 30,
                                  -------------------     -----------------
                                     2002     2001          2002      2001


Revenues, net                     $   -    $ 73,429       $   -   $ 167,546
Cost of revenues                      -      27,680           -      87,917
                                ---------  ---------  ----------- ----------
Gross profit                          -      45,749           -      79,629
Selling, general and
 administrative expenses         39,295      62,828      94,281     184,187
                                --------   ---------  ----------- ----------
Loss from operations            (39,295)    (17,079)    (94,281)   (104,558)
                                --------   ---------  ----------- ----------
Other income (expense):
Interest expense               (132,690)   (100,000)   (268,792)   (200,029)
Interest income                       -           -         254           -
                                --------   ---------  ----------- ----------
Total other income (expense)   (132,690)   (100,000)   (268,538)   (200,029)
                                --------   ---------  ----------- ----------
Net loss                     $ (171,985)  $(117,079)  $(362,819)  $(304,587)
                                --------  ---------  ----------- ----------
Net loss per share
- basic and diluted          $    (0.01)  $   (0.01)  $   (0.01)  $   (0.01)
                                ========  =========  =========== ==========
Number of weighted
 average shares
- basic and diluted           20,788,122  20,788,122  20,788,122  20,788,122
                              ==========  ==========  ==========  ==========

The accompany notes are an integral part of the consolidated financial statements.

                                   (2)

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           For the six months ended
                                                September 30
                                           -------------------------
                                             2002             2001


Cash flows from operating activities:
Net loss                                  $(362,819)     $ (304,587)
Adjustments to reconcile net loss to
net cash provided by (used for)
 operating activities:
Depreciation and amortization                 6,279          75,540
Changes in operating assets and liabilities:
Decrease in accounts receivable                   -        (142,123)
Decrease in other assets                      2,120
Increase in accounts payable
 and accrued expenses                         8,176          28,052
Increase in accrued interest                263,279         331,339
Increase in due to related party             51,414          86,798
                                            ---------      ---------
Net cash provided by (used for)
operating activities                        (31,551)         75,019
                                            ---------      ---------
Cash flows provided by (used for)
 financing activities:
Bank overdraft                                 (530)              -
Proceeds from notes payable                   2,100
Increase in asset purchase deposit           30,000               -
Payments on notes payable                         -        (129,953)
                                            ---------      ---------
Net cash provided by (used for)
financing activities                         31,570        (129,953)
                                            ---------      ---------
Decrease in cash and cash equivalents            19         (54,934)
Cash and cash equivalents
 - beginning of period                            -          52,745
                                            ---------      ---------
Cash and cash equivalents
- end of period                                $ 19        $ (2,189)
                                            =========      =========
The accompany notes are an integral part of the consolidated financial statements.

                                   (3)

                        OUT-TAKES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Presentation
                             ---------------------
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accomp-anying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2002, the Company has a accumulated deficit of $17,195,882 and has incurred a loss for the six months ended September 30, 2002 totaling $362,819. The Company has also wound down its operations and is currently redeveloping its business plan.

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

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

* The Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company; and

* The Company is also seeking out leverageable acquisition and reverse acquisition opportunities that would compliment its business and that will provide common synergies for the future (See Note 3).

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.
                                   (4)

                               Nature of Business
                              ---------------------
The Company's principal business activity was the conversion of natural gas into electricity, which is then sold to retail providers of consumer electricity. The Company wound down its operations during the year ended March 31, 2002 and is in the process of reformulating its current business plan. No formal plans are in place.

                                Use of Estimates
                                ----------------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

                           Earnings (Loss) per Share
                           -------------------------
In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2002 and 2001, the Company did not have any dilutive common stock equivalents.

                         New Accounting Pronouncements
                         -----------------------------
On June 29, 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented the provisions of SFAS No. 141 and has concluded that the adoption does not have a material impact on the Company's financial statements.

On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented the provisions of SFAS No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

During August, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.
                                   (5)
During August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions:

The Company incurred and accrued management fees totaling $75,000 to a related party for the six months ended September 30, 2002 and received approximately $23,586 of advances.

NOTE 3   NON-BINDING AGREEMENT

On September 12, 2002, the Company entered into a non-binding agreement with American Hot Food Systems, Inc. ("AFI"). Under the terms of this agreement, the Company agreed to enter into a Share Exchange Agreement to the effect that the Company will acquire all the issued and outstanding shares of AFI through an exchange of shares on a "one for one" basis. The transaction of share exchange, if consummated, will take place subsequent to a reverse split of 1 for 100 of the Company's common stock.

AHI agreed to pay a deposit of $30,000 to Los Alamos Energy, the Company's wholly owned subsidiary and pay up to $155,000 of the Company's outstanding accounts payable and liabilities within six months after the execution of the Share Exchange Agreement. As of December 5, 2002, the Company is still in negotiation with AHI. In the case that the agreement is not consummated, the deposit of $30,000 will become a loan payable to AFI. In September 2002, the Company received $30,000 deposit and has classified it as a current liability.

                                   (6)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements. Such statements include those concerning the Company's expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity (iii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain financing on acceptable terms (iv) unscheduled outages of operating plants (v) unseasonable weather patterns that produce reduced demand for power (vi) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers (vii) cost estimates are preliminary and actual costs may be higher than estimated (viii) a competitor's development of lower- cost generating gas-fired power plants (ix) risks associated with marketing and selling power from power plants in the newly-competitive energy market (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and costs to develop recoverable reserves and operations factors relating to the extraction of natural gas (xi) the effects on the Company's business resulting from reduced liquidity in the power industry (xii) the Company's ability to access the capital markets on attractive terms (xiii) sources and uses of cash are estimates based on current expectations; actual sources may be lower and actual uses may be higher than estimated. All information set forth in this filing is as of December 5, 2002, and the Company undertakes no duty to update this information.

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included in Form 10-K filed with the Securities and Exchange Commission.


                                    Overview
                                    --------

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


                                   (7)
The Company is still not able to recommence its operations because of lack of capital and cash flow, brought about by problems arising from the changes in the power industry in the state of California. Given the size of the Company's present power plant, and the unpredictability of wholesale prices in the ten minute ex post decremental market with the ISO, the Company is not able to operate on revenues generated solely from wholesale sales of electricity.

                         Changes in Plan of Operations
                         -----------------------------

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

                             Results of Operations
                             ---------------------

Six Months Ended September 30, 2002 and 2001.

The net loss for the six months ended September 30, 2002 was $362,819 compared with a net loss of $304,587 for the six months ended September 30, 2001. The primary reason for the change was the temporary suspension of electricity deliveries.

The Company did not generate any revenues for the six months ended September 30, 2002, compared to revenues of $167,546 for the six months ended September 30, 2001. Management attributes this decrease to a temporary suspension of operations and no revenues.

                        Liquidity and Capital Resources
                        -------------------------------

As of September 30, 2002 and March 31, 2002, the Company had a working capital deficit of $3,348,670 and $2,994,250, respectively.

Net cash provided by (used for) operating activities was ($1,551) and $75,019 for the six months ended September 30, 2002 and 2001, respectively.

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


                                   (8)

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

                            Controls and Procedures
                            -----------------------

Evaluation of disclosure controls and procedures

Within the 90 days prior to September 30, 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

                          Changes in internal controls
                          ----------------------------

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.


                       PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5: OTHER ITEMS

        None


                                   (9)

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Certification of Chief Executive Officer and Chief Financial Officer and
       Section 302 Certification


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


                                      OUT-TAKES, INC.

Dated: December 12, 2002              By:  James Harvey
                                      -----------------
                                      James Harvey
                                      Chief Executive Officer
                                      Chief Financial Officer


                                   (10)


EXHIBITS (a)
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Out-Takes, Inc. and Subsidiary (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:  James Harvey                         Date December 12, 2002
     -----------------------
     James Harvey
     Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Out-Takes, Inc. and Subsidiary (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:  James Harvey                         Date December 12, 2002
     -----------------------
     James Harvey
     Chief Executive Officer

                                   (11)


                              CERTIFICATION
                         PURSUANT TO SECTION 302

I, James Harvey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Out-Takes, Inc. and Subsidiary.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 12, 2002


By:   James Harvey



-----------------------
Chief Executive Officer,
Chief Financial Officer

                                  (12)