Form 10QSB
period 2002-12-31
OUT TAKES INC
filed 2003-02-14
CIK 889353

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 12b-25

          Expires:
        May 31, 1997
                              NOTIFICATION OF LATE FILING

(CHECK ONE): //Form 10-K / /Form 20-F / /Form 11-K /X /Form 10-QSB/ /Form N-SAR hours per

      For the Quarter ended: December 31, 2002

                 /  / Transition Report on Form 10-K
       SEC File No.
                 /  / Transition Report on Form 20-F

                 /  / Transition Report on Form 11-K

                 /  / Transition Report on Form 10-Q

                 /  / Transition Report on Form N-SAR


                        For the Transition Period Ended:

                          Commission File No. 0-21322
-------------------------------------------------------------------------------
READ INSTRUCTION (ON BACK PAGE) BEFORE PREPARING FORM. PLEASE PRINT OR TYPE. NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
-------------------------------------------------------------------------------
PART I -- REGISTRANT INFORMATION

                                OUT-TAKES, INC.
                             ----------------------
                            Full Name of Registrant

                          ------------------------------
                            Former Name if Applicable


                       3811 Turtle Creek Blvd., Suite 350
                              Dallas, Texas 75219
                     ---------------------------------------

Address of Principal Executive Office (Street and Number) City, State, Zip Code
                      -------------------------------------

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

    ____  (a)  The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
    __X__ (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
          (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Company has recently changed accountants and the new CPA is currently compiling this period's quarterly and the company will have it before expiration of this notification of late filing.


PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

               James Harvey                   214                528-8200
    ---------------------------------- ----------------- ----------------------
                 (Name)                  (Area Code)      (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company
Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). /X/ Yes / / No

With the filing of the Company quarterly report for the period ended December 31m 2002, the Company is current in its reporting requirements for the past twelve months.
   ---------------------------------------------------------------------------
 (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
/ / Yes  /x / No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
-------------------------------------------------------------------------------
                                OUT TAKES, INC.
             ---------------------------------------------------
                 (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

    Date   February 13, 2003                    By: JAMES HARVEY
           -----------------                      ----------------------------
                                                  James Harvey, President, CFO

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

____________________________________ATTENTION__________________________________
   INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL CRIMINAL
                      VIOLATIONS (SEE 18 U.S.C. 1001).
_______________________________________________________________________________

                             GENERAL INSTRUCTIONS
1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule O-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. ELECTRONIC FILERS. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (Section 232.201 or Section 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (Section 232.13(b) of this chapter).