Form 10QSB
period 2002-12-31
OUT TAKES INC
filed 2003-02-19
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10QSB

    (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities

     Exchange Act of 1934 for the quarterly period ended December 31,2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]        No   [  ]
                                                  -----
The number of shares of the registrant's common stock as of February 19, 2003:
20,788,122.

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
(d)      Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                      9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Other Items                                                          9

Item 6.  Exhibits and Reports on Form 8-K                                    10


SIGNATURES                                                                   10


CERTIFICATIONS                                                            11-12

                         OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                          December 31,      March 31,
                                             2002             2002
                                          -------------     ---------
                                           (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                  $      19      $        -
Other current assets                          13,633          13,633
                                          -------------     ---------
Total current assets                          13,652          13,633
Property and equipment, net                  137,728         147,147
Other assets                                  26,544          26,746
                                          -------------     ---------
                                           $ 177,924      $  187,526
                                          =============     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft                              $      -      $      530
Accounts payable and accrued expenses        151,537         160,373
Accrued interest                           1,821,291       1,374,604
Asset purchase deposit                        30,000               -
Due to related party                         309,448         220,521
Notes payable                              1,251,855       1,251,855
                                          -------------     ---------
Total current liabilities                  3,564,131       3,007,883

Long-term debt to related parties          4,000,000       4,000,000

Stockholders' deficit:
Preferred stock; par value at $0.01,
5,000,000 shares authorized,
none issued                                        -               -
Common stock; par value at $0.01,
35,000,000 shares authorized,
20,788,122 shares issued and
outstanding                                  207,882         207,882
Additional paid in capital                 9,913,230       9,913,230
Accumulated deficit                      (17,398,913)    (16,833,063)
Treasury stock; 292,396 shares, at cost     (108,406)       (108,406)
                                          ------------    -----------
 Total stockholders' deficit              (7,386,207)     (6,820,357)
                                          -------------   -----------
                                           $ 177,924       $ 187,526
                                          =============     =========


The accompanying notes are an integral part of the consolidated financial statements.

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the three            For the nine
                                    months ended             months ended
                                    December 31,             December 31,
                                  -------------------     -----------------
                                     2002     2001          2002      2001


Revenues, net                     $   -    $  1,891       $   -   $ 117,691
Cost of revenues                      -       1,114           -      99,888
                                ---------  ---------  ----------- ----------
Gross profit                          -         777           -      17,803
Selling, general and
 administrative expenses         16,750      64,671     168,036     200,130
                                --------   ---------  ----------- ----------
Loss from operations            (16,750)    (63,894)   (168,036)   (182,327)
                                --------   ---------  ----------- ----------
Other income (expense):
Interest expense               (129,532)   (100,000)   (398,070)   (531,339)
Interest income                       -           -         256           -
                                --------   ---------  ----------- ----------
Total other income (expense)   (129,532)   (100,000)   (397,814)   (531,339)
                                --------   ---------  ----------- ----------
Net loss                     $ (146,282)  $(163,894)  $(565,850)  $(713,666)
                                --------  ---------  ----------- ----------
Net loss per share
- basic and diluted          $    (0.01)  $   (0.01)  $   (0.01)  $   (0.01)
                                ========  =========  =========== ==========
Number of weighted
 average shares
- basic and diluted           20,788,122  20,788,122  20,788,122  20,788,122
                              ==========  ==========  ==========  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           For the nine months ended
                                                December 31,
                                           -------------------------
                                             2002             2001


Cash flows from operating activities:
Net loss                                  $(565,850)     $ (713,666)
Adjustments to reconcile net loss to
net cash provided by (used for)
 operating activities:
Depreciation and amortization                 9,419         104,262
Changes in operating assets and liabilities:
Decrease in accounts receivable                   -        ( 32,207)
Decrease in other assets                        202          (2,962)
increase in accounts payable
 and accrued expenses                        (9,366)        (69,173)
Increase in accrued interest                446,687         531,339
Increase in due to related party             88,927          89,760
                                            ---------      ---------
Net cash provided by (used for)
operating activities                        (29,981)         45,699
                                            ---------      ---------
Cash flows provided by (used for)
 financing activities:
Bank overdraft                                    -               -
Proceeds from notes payable                       -        (103,956)
Increase in asset purchase deposit           30,000               -
Payments on notes payable                         -           3,541
                                            ---------      ---------
Net cash provided by (used for)
financing activities                         30,000        (100,415)
                                            ---------      ---------
Decrease in cash and cash equivalents            19         (54,716)
Cash and cash equivalents
 - beginning of period                            -          52,745
                                            ---------      ---------
Cash and cash equivalents
- end of period                                $ 19        $ (1,971)
                                            =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                        OUT-TAKES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31,2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Presentation
                             ---------------------
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31,2002, the Company has a accumulated deficit of $17,195,882 and has incurred a loss for the nine months ended December 31,2002 totaling $362,819. The Company has also wound down its operations and is currently redeveloping its business plan.

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

                           Earnings (Loss) per Share
                           -------------------------
In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31,2002 and 2001, the Company did not have any dilutive common stock equivalents.

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

During August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for- sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement NO. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No.4, "Reporting Gains and Losses from Extinguishment of Debt" and amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-lease back transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions:

The Company incurred and accrued management fees totaling $112,500 to a related party for the nine months ended December 31,2002 and received approximately $54,264 of advances.

NOTE 3 - NON-BINDING AGREEMENT

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

AFI terminated discussions with the Company on December 23, 2002, and requested the repayment of a deposit of $30,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements. Such statements include those concerning the Company's expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity (iii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain financing on acceptable terms (iv) unscheduled outages of operating plants (v) unseasonable weather patterns that produce reduced demand for power (vi) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers (vii) cost estimates are preliminary and actual costs may be higher than estimated (viii) a competitor's development of lower- cost generating gas-fired power plants (ix) risks associated with marketing and selling power from power plants in the newly-competitive energy market (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and costs to develop recoverable reserves and operations factors relating to the extraction of natural gas (xi) the effects on the Company's business resulting from reduced liquidity in the power industry (xii) the Company's ability to access the capital markets on attractive terms (xiii) sources and uses of cash are estimates based on current expectations; actual sources may be lower and actual uses may be higher than estimated. All information set forth in this filing is as of February 19, 2003, and the Company undertakes no duty to update this information.

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

                             Results of Operations
                             ---------------------

Nine Months Ended December 31,2002 and 2001.

The net loss for the nine months ended December 31,2002 was $565,850 compared with a net loss of $713,666 for the nine months ended December 31,2001. The primary reason for the change was the temporary suspension of electricity deliveries.

The Company did not generate any revenues for the nine months ended December 31,2002, compared to revenues of $117,691 for the nine months ended December 31,2001. Management attributes this decrease to a temporary suspension of operations and no revenues.

                        Liquidity and Capital Resources
                        -------------------------------

As of December 31,2002 and March 31, 2002, the Company had a working capital deficit of $3,386,207 and $2,820,357, respectively.

Net cash provided by (used for) operating activities was ($29,981)and $45,699 for the nine months ended December 31,2002 and 2001, respectively.

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

                            Controls and Procedures
                            -----------------------

Evaluation of disclosure controls and procedures

Within the 90 days prior to December 31,2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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


                                      OUT-TAKES, INC.

Dated: February 19, 2003              By:  James Harvey
                                      -----------------
                                      James Harvey
                                      Chief Executive Officer
                                      Chief Financial Officer

EXHIBITS (a)
                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Out-Takes, Inc. and Subsidiary (the "Company") on Form 10-QSB for the period ended December 31,2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:  James Harvey                         Date February 19, 2003
     -----------------------
     James Harvey
     Chief Executive Officer

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

Date: February 19, 2003


By:   James Harvey



-----------------------
Chief Executive Officer,
Chief Financial Officer