Form 10KSB
period 2003-03-31
OUT TAKES INC
filed 2003-08-14
CIK 889353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 2003

                                       OR
 [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [NO FEE REQUIRED] for the transition period from
                            ____________to_________

                         Commission File Number: 0-21322

                                OUT-TAKES, INC.
                 (Name of small business issuer in its charter)

          Delaware                                   95-4363944
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1933 Upper Rim Rock Canyon, Laguna Beach, CA                        90213-0900
---------------------------------------------------                  ----------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (949) 497-7159

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
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ___

The issuer's revenues for the most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2003 was approximately $42,000.

                                                                            1
The number of shares outstanding of the issuer's Common Stock as of March 31, 2003 was 20,788,122.

Transitional Small Business Disclosure Format (Check One): Yes      No X



                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
PART I                                                                   ----

  ITEM 1.   DESCRIPTION OF BUSINESS                                       3

  ITEM 2.   PROPERTIES                                                    19

  ITEM 3.   LEGAL PROCEEDINGS                                             20

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           20

PART II
                                                                          20
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                       20

  ITEM 6.   SELECTED FINANCIAL DATA                                       21

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                     21

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                           40
 ITEM 8A.   CONTROLS AND PROCEDURES                                       40

PART III                                                                  40

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                  40

  ITEM 10.  EXECUTIVE COMPENSATION                                        41

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                         41

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                42

PART IV                                                                   42

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              42




                                                                            2

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

During the year ended March 31, 2002, the Company was forced to terminate its operations because of lack of cash flow, brought about by problems arising from the changes in the power industry in the state of California.  The
Company was generating and selling electricity on a wholesale basis to the Independent System Operator (The State of California), but, given the size of the Company's present power plant, and the unpredictability of wholesale prices in the ten minute decrimental market with the Independent System Operator, the Company was not able to operate on revenues generated solely from wholesale sales of electricity.
                                                                            3

                               RECENT DEVELOPMENTS


Los Alamos Energy has historically sold power to PG&E. Due to uncertainties arising form PG&E's bankruptcy, in 2002, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator ("ISO"), and sold power to the CAISO through the Automated Power Exchange as its Scheduling Agent.

The Company's plant has been completely inoperational since 2002, during which time the Company has sought merger and combination opportunities, with no success. During the last fiscal year, the power industry has somewhat stabilized, making it possible for the Company to enter into a new puower purchase agreement with PG&E and to recommence operations. In order to recommence power operations, the Company must first service and refurbish Los Alamos Energy's power generation equipment, and to pay current its obligations with Nickson's Machines, the company who services the equipment. The Company's new management intends to offer an informal reorganization plan to creditors which, if successful, will allow it to move forward in the recommencement of its operations.

The recommencement of operations of the power plant is dependent upon the Company's ability to procure capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will note be able to operate. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the reclassification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

On August 31, 1998, the Company entered into a Share Purchase Agreement (the "Acquisition Agreement") whereby the Company acquired (the "Acquisition") all of the issued and outstanding equity interests in Los Alamos Energy, LLC, a California limited liability company ("LAE"). The purchase price to be paid for the equity interests of LAE was Four Million Dollars ($4,000,000), which was paid by a Promissory Note (the "Note") to the holders of LAE equity (the
                                                                            4
"Equity Holders") calling for interest on all outstanding amounts to accrue at the rate of ten percent (10%) per annum. Payments of principal and accrued interest under the Note are to be made monthly in arrears up to the maturity date, which is the fifth anniversary of the Note. The Notes may be prepaid at any time without premium or penalty.

The Acquisition Agreement provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred (100) shares issued and outstanding as of such date. LAE contemplates that none of the persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company. In the event that Holders do elect to convert, and after giving effect to the contemplated reverse stock split, the Company will issue approximately three million (3,000,000) additional shares of common stock, and that subsequent to completing the conversion, the Equity Holders and Interest Holders will own, in the aggregate, approximately two million eight hundred eighty thousand (2,880,000) shares of the Company's common stock, representing ninety percent (90%) of the total amount of common stock estimated to be issued and outstanding as of the date such conversion rights are exercised. As of March 31, 2003, the holders have not yet exercised their right to convert the note to common stock.

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



                                   THE MARKET

The power industry represents the third largest industry in the United States, with an estimated end user market of over $250 billion of electricity sales in 1998 produced by an aggregate base of power generation facilities with a capacity of approximately 750,000 megawatts. In response to increasing customer demand for access to low cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted at both the state and federal level to increase competition in the domestic power

                                                                            5
generation industry. Management believes that this increase in competition will benefit rather than harm the Company, because the Company will be free to sell its power to any customer, rather than to just PG&E, who is now obligated to buy all the power the Company can produce. Management expects that with the advent of deregulation, prices for power will increase over and above what it the Company is being paid by PG&E. The power generation industry historically has been largely characterized by electric utility monopolies producing electricity from old, inefficient, high-cost generating facilities selling to a captive customer base. Industry trends and regulatory initiatives have transformed the existing market into a more competitive market where end users purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others. There is a significant need for additional power generating capacity throughout the United States, both to satisfy increasing demand, as well as to replace old and inefficient generating facilities. Due to environmental and economic considerations, management believes this new capacity will be provided predominantly by gas-fired facilities. Management believes that these market trends will create substantial opportunities for efficient, low-cost power producers that can produce and sell energy to customers at competitive rates.

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

The Company is seeking debt and equity financing to raise operating capital, and is developing a new plan of operations whereby it will reorganize its existing debt and raise capital to recommence its operations. Both of these measures are hoped to enable the Company to being operating its power plant again.

                            DESCRIPTION OF FACILITIES

The Company procured the use of all of the natural gas reserves on the Blair Oil and Gas Field ("the field"), which is located adjacent to the unincorporated town of Los Alamos, California, on Rancho El Roblar, approximately 60 miles north of Santa Barbara along US 101, and which is operated by an oil and gas Operator. The field has 15 oil wells producing approximately 500 barrels of oil per day, and from which approximately one million cubic feet (1073 BTU) of natural gas is being flared. The gas
                                                                            6
recoverable reserve is estimated to be sufficient to provide electrical production for the next several years.

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


                            FEDERAL ENERGY REGULATION

As described below, the exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Company and
                                                                            7
its competitors. The project that the Company currently owns meet the requirements under PURPA to be a Qualifying Facilities and will be maintained on that basis. Additionally, management expects regulatory impositions on power marketing operations to be minimal under existing regulatory standards.


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




                                                                            8
                                      PUHCA

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

Structuring the Company's activities to ensure that it is not a "holding company" of a "public utility company" under PUHCA is also important in providing financing and financial reporting flexibility to the Company. The cogeneration facilities owned by the Company, or in which the Company has investments, are Qualifying Facilities under PURPA. The Company has also pursued the development of independent power projects which will not qualify for the benefits provided by PURPA, which could subject these projects to PUHCA jurisdiction. To avoid such a consequence, the Company will structure its participation in independent power projects in a manner to qualify for

                                                                            9
exemptions under PUHCA provided by the Energy Act. Such structures will permit the Company to take ownership positions in a number of independent power project projects.

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

As a result of PURPA, a significant market for electric power produced by independent power producers such as the Company developed in the United States. In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the Public Utility Holding Company Act of 1935 ("PUHCA") to create new exemptions from PUHCA for independent power producers selling electric energy at wholesale, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating

                                                                           10
generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA. Implementation of federal and state policies resulting in increased availability of transmission access for wholesale and retail transactions could create additional markets and competition for electricity power sales.

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

The California Energy Commission ("CEC") and Legislature have responsibility for development of a competitive market mechanism for allocation and
                                                                           11
distribution of funds made available by the legislation for enhancement of in-state renewable resource technologies and public interest research and development programs. Funds are to be available through the four-year transition period to a fully competitive electric services industry.

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

                                                                           12

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

                                   COMPETITION

The power generation industry is characterized by intense competition, and the Company encounters competition from utilities, industrial companies and other
                                                                           13
power producers. The independent power industry has grown rapidly over the past twenty years. The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects and the marketing of electric power. In recent years, there has been increasing competition in an effort to obtain power sales agreements, and this competition has contributed to a reduction in electricity prices. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power industry. In California, the CPUC issued decisions which provide for direct access for all customers as of April 1, 1998. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will increase this pressure. However, management believes that the deregulation of the electrical power industry in California will enable it to achieve higher revenues from the sale of power.

At the Federal level, the Energy Act reduces certain restrictions currently applicable to certain projects which are not Qualifying Facilities (as further defined below) under PURPA and provides for the removal of certain impediments to competition in the power generation industry. Although the provisions of the Energy Act apply only to wholesale transactions, actions by many state authorities are also increasing competition for industrial, commercial and other larger scale customers in the provision of services by Qualifying Facilities ("QF's"), and independent power projects, as well as power marketers and other unregulated suppliers. The development rights of Qualifying Facilities, which were facilitated by certain provisions of PURPA, have not been affected, nor amended, by the Energy Act. However, proposed legislation has been introduced in Congress to repeal all or part of PURPA. These federal legislative proposals would not abrogate or amend existing contracts with electric utilities and would only be effective prospectively for new contracts. Should PURPA be repealed, the company expects that competition would severely increase.

The industry is presently characterized by rapid change in the regulatory and commercial aspects of competition. Although the timing and ultimate effect of these changes cannot be predicted, management of the Company believes that the overall effect of the current changes will be to increase competition in the generation, transmission and sale of electric power.


                                    EMPLOYEES

As of March 31, 2003, the Company employed 1 unsalaried person. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with the Company's employees to be good.


                                                                           14

ITEM 2.                            PROPERTIES

The Company rents offices from its President, Lance Hall, at no charge on a month to month basis. The Company owns two internal combustion engine/generator sets located on the Blair Ranch. The Company owns all right, title and interest in and to the power purchase agreement between with Lease Operator, consisting of correspondence between the Operator and ACI and Mr. W.
P. Blair, as well as all right, title and interest in and to the Participating Generator Agreement between LAE and the ISO.

       PATENTS, SERVICE MARKS, COPYRIGHTS AND OTHER PROPRIETARY TECHNOLOGY



The Company has no patents, copyrights or trademarks with respect to its power plant operations.

ITEM 3. LEGAL PROCEEDINGS

On or about April 21, 2003, the Company was named in a lawsuit filed by Kurt Knecht against Richard O'Connor, Coastal Resources Corporation, First Equity Partners, LLC, Equity Partners, Equity Partners Fund, First Equity Partners Funding, Inc., Nick Bulaich, Rose Connant, Shannon Illingworth, Jayne O'Connor, Patrick Cox, Hannes Faul, Los Alamos Energy, LLC, and James Harvey. The lawsuit, filed in Orange County, California, Case No. 03CC05816, claims $290,000 in damages for money the plaintiff allegedly invested in securities with the defendants, on the theories of securities fraud, violation of securities laws, fraud, conversion, restitution after rescission, money had and received, breach of contract and money due on default of promissory note. The Company's involvement is the issuance of a note to Coastal Resources Corporation, to unwind its merger transaction with Coastal Resources. The Company has had discussions with the plaintiff's attorneys, and believes it may be possible to resolve the matter as against the company and Los Alamos Energy in return for company common stock. However, there can be no assurance that the matter will be resolved, and the Company's exposure to liability is approximately $290,000.

In addition, LAE and its Operator have in the past borrowed moneys from different individuals from time to time, and in connection with such borrowings, has issued notes,which notes provide for the conversion of such notes into equity of LAE, and subsequently convertible into shares of common stock of the Company upon the final consolidation of, and merger between LAE and the Company. Substantially all of these notes together with interest accrued thereon have matured, and are past due. Due to the recent adverse developments described elsewhere herein, the final merger between, or consolidation of, LAE and the Company has not occurred, and is unlikely to occur, and hence, no shares of the Company will be issued to such note holders.

LAE and the Operator have received demands for repayment of certain notes, and we are currently in negotiation for the settlement of such demands. While the outcome of ongoing negotiations is uncertain, management does not expect litigation to commence in connection with the said demands, or if commenced, does not constitute a materially adverse condition for the Company.

                                                                           15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None, during the fiscal year ended March 31, 2003.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Nasdaq Small Cap MarketSM ("NASDAQ") on March 9, 1993 under the symbol OUTT (also OUTTC during the period from October 28, 1994 through December 30, 1994). On January 3, 1995, the Company's securities were delisted from NASDAQ as a consequence of the Company's not fulfilling the minimum bid price requirements set forth in Paragraph 1(c)(4) of Schedule D of the NASDAQ By-Laws. On January 4, 1995, the Company's Common Stock began to be quoted on the over-the-counter Bulletin Board under the symbol OUTT'. Effective July, 2003, the over-the-counter Bulletin board added an E' to its trading symbol, making the symbol, OUTTE,' signaling the Company's failure to timely file this report. If this report is filed by August 14, 2002, and if the Company is able to file its quarterly report due for the quarter ended June 30, 2003, it may be able to retain its quotation on the Bulletin Board with no further delay or application.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the over-the-counter Bulletin Board.

                       Fiscal 2002            Fiscal 2003
                      High      Low          High      Low
                      ----      ----         ----      ----
First Quarter         .06       .03          .002      .002
Second Quarter        .06       .03          .002      .002
Third Quarter         .06       .03          .002      .002
Fourth Quarter        .03       .01          .002      .002

There were approximately 83 holders of record of the Company's Common Stock as of March 31, 2003.

The Company has not paid any dividends on its Common Stock since incorporation in March 1992 and does not anticipate paying dividends in the foreseeable future. There are no restrictions on the Company's present ability to pay dividends on its Common Stock, other than those prescribed by Delaware law.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended March 31, 1999 through March 31, 2003. Refer to "Item 7. Management's Discussion and Analysis or Plan of Operation" for discussion of operations.





                                                                           16


                              2003          2002          2001        2000         1999
                             -------    ---------        -------    --------     --------
Income Statement Data
Revenue from operations       $   0     $117,719        $541,755    $216,623     $637,450

Gross profit (Loss)       $(214,823)      42,830        $ 73,048      $4,300    ($445,076)

Income (loss) from
 operations               $(214,823) ($4,335,048)     ($ 346,178)  ($369,365)   ($289,726)

Net (Loss) Income         $(727,074) ($4,835,665)      ( $17,273)  ($884,110)   ($403,774)

Net loss per share           $(0.04)      ($0.24)         ($0.00)     ($0.04)     ($0.019)
Balance Sheet Data

Total Assets               $110,840     $187,526      $4,454,044  $4,550,824    $ 312,503

Total Liabilities        $7,458,271   $4,007,883      $6,438,736  $6,552,789   $1,667,725

Stockholders' Equity
 (Deficit)               (7,347,431) ($6,820,357)    ($1,984,692)($1,893,559) ($1,355,672)

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

The Company is still not able to recommence its operations because of lack of capital and cash flow, brought about by problems arising from the changes in the power industry in the state of California. Given the size of the Company's present power plant, and the unpredictability of wholesale prices in the ten minute decrimental market with the ISO, the Company has not able to operate on revenues generated solely from wholesale sales of electricity. However, the Company believes that it can enter into a new contract with PG&E for the purchase of power, which management believes that will allow the company to generate positive operating revenue.
                                                                           17
Changes in Plan of Operations

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


Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002.

The net loss for the year ended March 31, 2003 was $727,074 compared with a net income of $17,273 for the year ended March 31, 2002. The primary reasons for the change was that the company's power plant has been non operational for the entire fiscal year. The Company overall generated $0 in revenues in the fiscal year ended March 31, 2003, compared to revenues of $117,719 in the fiscal year ended March 31, 2002. Management attributes this decrease to the shut down of the power plant.

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


Liquidity and Capital Resources

At March 31, 2003, the Company had a working capital deficit of $3,458,223 as compared to a working capital deficit on March 31, 2002 of $2,994,250.

Net cash used by operating activities was $186,260 for the fiscal year ended on March 31, 2003, compared to the utilization of $62,495 of cash for the year ended March 31, 2002.

In view of the shut down of the power plant, which is the Company's only source of income, the Company's ability to meet its obligations for continuing fixed expenses, materials procurement or operating labor is seriously in

                                                                           18
question, unless the Company is successful in raising capital through sales of its common stock, which is doubtful under the current market conditions and the status of the Company's quotation on the over-the-counter Bulletin Board, or the successful completion of a merger or reverse-acquisition of a suitable company with adequate operating capital.


                           INDEPENDENT AUDITORS' REPORT

Board of Directors
Out-Takes, Inc.
Laguna Beach, California

I have audited the accompanying consolidated balance sheet of Out-Takes, Inc. and subsidiary as of March 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that I audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Out-Takes, Inc. and subsidiary as of March 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

ROGELIO G. CASTRO,
---------------------------
CERTIFIED PUBLIC ACCOUNTANT

Oxnard, California
August 14, 2003

                                                                           18





                        OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
ASSETS

                                                     March 31
                                                 2003       2002
                                               ---------  ---------
Current assets:
 Cash and cash equivalents                   $       48   $       -
 Other current assets                                -       13,633
                                               ---------  ---------
 Total current assets                                48      13,633
 Property and equipment, net of accumulated
  depreciation and amortization                 110,792     147,147

 Other assets                                         -      26,746
                                               ---------  ---------
                                             $  110,840  $  187,526
                                               =========  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                              $        -  $      530
 Accounts payable and accrued expenses          177,201     160,373
 Accrued interest                             1,886,855   1,374,604
 Due to related party                           220,521     220,521
 Notes payable                                1,173,694   1,251,855
                                               ---------  ---------
 Total current liabilities                    3,458,271   3,007,883
  Long term debt                              4,000,000   4,000,000

Stockholders' deficit:

Common stock, par value at $0.01,
 35,000,000 shares authorized
 and 20,788,122 shares issued and
 20,788,122 shares outstanding                  207,882     207,882
 Additional paid-in capital                  10,178,230   9,913,230
 Retained deficit                           (17,625,137)(16,833,063)
 Treasury stock, 292,396 shares at cost        (108,406)   (108,406)
                                              ----------  ---------
 Total stockholders' deficit                 (7,347,431) (6,820,357)
                                              ----------  ---------
                                           $    110,840 $   187,526
                                               =========  =========
     See accompanying report and notes to consolidated financial statements
                                                                           19


                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Year ended     Year ended     Year ended
                                  March 31,      March 31,      March 31,
                                  2003           2002           2001
                                  ----------     ----------     ----------

Revenues                         $         -     $  117,719     $ 541,755
Cost of revenues                           -         74,889       468,707
                                  ----------     ----------     ----------
Gross profit                               -         42,830        73,048

Operating expenses
Selling, general and administrative  214,823        315,557       310,656
Amortization and impairment
 of goodwill                               -      4,062,321       108,570
                                  ----------     ----------     ----------
Loss from operations                (214,823)    (4,335,048)     (346,178)
                                  ----------     ----------     ----------
Other income (expense):
Interest expense                    (512,251)      (515,760)     (510,780)

Asset lease agreement assignment           -              -       874,231
Loss on disposal of fixed assets           -           (600)            -
Miscellaneous                              -         15,743             -
                                   ---------     ----------     ----------
Total other income (expense)        (727,074)      (500,617)     (363,451)
Income (loss) before
 income taxes                       (727,074)    (4,835,665)       17,273
Income taxes                               -              -             -
                                  ----------      ----------     ----------
Net income (loss)                 $ (727,074)   $(4,835,665)    $  17,273
                                  ==========      ==========     ==========
Net income (loss) per share
 - basic and diluted              $(0.04)       $(0.24)           $   -
                                  ======        ======            =====
Number of weighted average share
 - basic and diluted             20,788,122      20,495,726     20,495,726
                                 ==========      ==========     ==========

     See accompanying report and notes to consolidated financial statements

                                                                           20




                        OUT-TAKES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                    Additional                             Total
                                 Common stock       paid-in      Retained     Treasury  Stockholders'
                              Shares      Amount    capital       deficit      Stock      deficit
                              ---------   --------  ----------    --------    ---------   -----------
Balance at March 31, 1999    20,788,122  $207,882  $9,913,230  $(11,130,561) $ (108,406) $(1,117,855)
Net loss                              -         -           -      (884,110)          -     (884,110)
Balance at March 31, 2000    20,788,122   207,882   9,913,230   (12,014,671)   (108,406)  (2,001,965)
Net income                            -         -           -        17,273           -       17,273
Balance at March 31, 2001    20,788,122   207,882   9,913,230   (11,997,398)   (108,406)  (1,984,692)
Net loss                              -         -           -    (4,835,665)          -   (4,835,665)
Balance at March 31, 2002    20,788,122   207,882 $ 9,913,230  $(16,833,063) $ (108,406) $(6,820,357)
Net loss                                          (727,074)                (727,074)
Note payable conversion                               265,000                                265,000
Balance at March 31, 2003    20,788,122 $207,882  $10,178,230  $(17,560,137) $ (108,406) $(7,282,431)


 See accompanying auditors' report and notes to consolidated financial statements





                                                                           21

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          March 31,    March 31,     March 31,
                                           2003         2002          2001
                                          ---------    ---------     ---------
Cash flows provided by (used for)
 operating activities:
Net income (loss)                      $   (792,074) $(4,835,665) $   17,273
                                          ---------    ----------    ---------
Adjustments to reconcile net
income to net cash provided
by (used for) operating
 activities:
Depreciation and amortization                36,355       36,755      164,952
Loss on sales of fixed assets                     -          600            -
Bad debt                                          -      (20,136)           -

Write-off of goodwill                             -    4,062,321            -
Expense to consultant                             -       27,000            -
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                               -      152,254      (89,396)
Due from related party                            -            -     (308,616)
Prepaid asset lease                               -            -      (30,604)
Other current assets                         13,633      (13,633)           -
Other assets                                 26,746        3,598            -

Increase (decrease) in liabilities
Bank overdraft                                    -          530            -
Accounts payable and accrued expenses        16,829      (19,249)     620,327
Accrued interest payable                    512,251      515,761     (173,001)
Provision for studio closure                      -            -            -
 Due to related party                             -       41,536      178,500
Deferred revenue                                  -       (6,971)           -
                                          ---------     ---------    --------
Total adjustments                           605,814     4,773,170     362,162
                                          ---------     ---------    --------
Net cash provided (used) by
 operating activities                      (186,260)     (62,495)    (379,435)
                                          ---------    --------      --------
Cash flows provided by
(used for) investing activities:
Purchases of fixed assets                         -     (2,290)             -
Proceeds from sales of fixed assets               -      1,500              -
                                          ---------    --------      --------
Net cash used by investing activities             -     ( 790)              -

                                          ---------    --------      --------

Cash flows provided by
 (used for) financing activities:
Payments to related parties                       -          -       (773,845)
Proceeds from short term debt                     -          -        380,890
Notes and contracts payable                 186,838          -        (11,000)
Principal proceeds from notes payable             -      29,540             -
Payments on capital lease obligation              -     (19,000)            -
                                          ---------    --------      ---------
Net cash provided (used) by
 financing activities                       186,838      10,540      (403,955)
                                          ---------    --------      ---------

Net increase (decrease) in cash                 578    ( 52,745)      (24,520)
Cash, beginning of year                        (530)     52,745        77,265
                                          ---------    --------      ---------
Cash, end of year                      $         48  $        -     $  52,745
                                          =========    ========      =========

      See accompanying report and notes to Consolidated financial statements


                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          March 31,    March 31,     March 31,
                                          2003         2002          2001
                                          ---------    ---------     ---------
Cash paid for interest expense          $        -    $       -     $    2,516
Cash paid for income taxes              $        -    $       -     $        -

Non Cash Activities:
Asset acquired through capital
 lease obligation                       $        -    $       -     $        -


      See accompanying report and notes to consolidated financial statements



                         OUT-TAKES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                                                           22

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2003, the Company has a working capital deficit of $3,347,480 and has incurred a substantial loss for the year ended March 31, 2003 totaling $792,074. The Company has also wound down its operations and is currently redeveloping its business plan.

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

                                                                           23
                                Use of Estimates
                                ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.


                              Revenue Recognition
                              -------------------
Revenues are recorded when electrical energy is drawn by its customers (retail energy providers). Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

                           Cash and cash equivalents
                           -------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 2003 and 2002.


                              Accounts Receivable
                              -------------------
Accounts receivable are shown net of the allowance for bad debts of $ -0- and $21,313 at March 31, 2003 and 2002.


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

The estimated service lives of property, plant and equipment are as follows:

          Automobile                5 years
          Office equipment          7 years
          Computer                  5 years
          Generators                7 years


                                Intangible Asset
                               ------------------
Intangible asset consisted of goodwill relating to the acquisition of LAE. Goodwill was recognized for the excess of purchase price over the net assets acquired and was being amortized on a straight-line basis over 40 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related Goodwill, the Company will evaluate the remaining useful life and balance of Goodwill and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. As of April 1, 2001, the Company determined an impairment
                                                                           24
of the Goodwill had occurred and has recognized an impairment expense of $4,062,321 in the accompanying consolidated statement of operations (see note
3).


                            Earnings (loss) per share
                           -------------------------
In accordance with SFAS No. 128, Earnings Per Share,' the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, 2002 and 2001, the Company did not have any dilutive common stock equivalents.

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

                                                                           25
                            Stock-Based Compensation
                      ------------------------------------
SFAS No. 123, Accounting for Stock-Based Compensation,' encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the consolidated financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

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


                              Comprehensive Income
                              --------------------
SFAS No. 130, Reporting Comprehensive Income,' establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2003 and 2002, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


                               Segment Reporting
                               -----------------
Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period ended March 31, 2003 and 2002, all revenues have been derived from domestic operations.


                                  Advertising
                                  -----------
The Company expenses advertising costs when incurred. The Company did not incur any advertising costs during the years ended March 31, 2003, 2002 and 2001.

                         New Accounting Pronouncements
                         -----------------------------
In July 2001, the FASB issued SFAS No. 141 Business Combinations.' SFAS No. 141 supersedes Accounting Principles Board (APB') No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.
                                                                           26
The adoption of this statement will not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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


NOTE 2  PROPERTY AND EQUIPMENT
                                                                           27
A summary of property and equipment are as follows:

                                       March 31, 2003     March 31, 2002
                                     ----------------   ---------------
Computers and software                $        5,589      $     5,589
Equipment and furniture                      371,923          371,923
                                       --------------       -------------
                                             377,512          377,512
Less: Accumulated depreciation              (266,720)        (230,365)
                                         -------------       -------------
                                      $      110,792      $   147,147
                                        =============        =============

Depreciation expense for property and equipment amounted to $36,355, $36,755, and $56,382 respectively, for the years ended March 31, 2003, 2002 and 2001.

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

A summary of intangible assets is as follows:

                                    March 31, 2003        March 31, 2002
                                    --------------        --------------
 Goodwill                           $          -           $ 4,342,784
 Accumulated amortization                      -              (280,553)
                                    --------------        --------------
                                               -             4,062,321
Impairment expense                             -                     -
                                    --------------        --------------
 Net Goodwill                       $           -          $ 4,062,321
                                    ==============        ==============
Amortization expense                $           -          $   108,570
                                    ==============        ==============


NOTE 4  RELATED PARTY TRANSACTIONS

The Company has related party transactions with its director and other related parties. The following summarizes these related party transactions:

The Company incurred and paid management fees totaling $150,000 and $105,000, respectively, to a related party for the years ended March 31, 2002 and 2001, respectively.
                                                                           28
As of March 31, 2002 and 2001, the Company has accrued payables to a related party totaling $220,521 and $178,985, respectively, for unpaid advances and operator fees.

The Company has a month to month lease with its director totaling $750 per month for office space.


NOTE 5  NOTES PAYABLE

A summary of outstanding notes payable is as follows:

                                         March 31, 2003     March 31, 2002
                                        --------------     --------------
a.     Note Payable-Consultant           $    75,000        $    75,000
b.     Note Payable-Radovich                  30,557             30,557
c.     Notes Payable-Reeves                   75,000             40,000
d.     Note Payable-Boyd                     100,000             50,000
e.     Note Payable-Atlas                     72,984             72,983
f.     Note Payable-Coastal Resources        290,000            219,036
g.     Note Payable-Working Interest         226,889            250,279
h.     Note Payable-Hall                      58,264              4,000
i.     Note Payable-Gormley                   50,000             50,000
j.     Notes Payable-Bower                    45,000            310,000
k.     Note Payable-PCW Holdings             150,000            150,000
                                           ---------          ---------
                                         $ 1,173,694        $ 1,251,855
                                           =========          =========

a.     Note Payable - Consultant
       -------------------------
This is an unsecured note payable to a former financial consultant of the Company pursuant to a settlement agreement dated August 17, 1994. The note is non-interest bearing and payment is subject to availability of future cash flows from the Company's operations. During the year ended March 31, 2002, this note holder filed a lawsuit against the Company. On March 11, 2002, the Court ordered the Company to increase the note amount to $75,000 from $48,000 as of March 31, 2002 and the Company recorded the increase in general and administrative expenses. As of March 31, 2003, the outstanding balance was $75,000.

b.     Note Payable - Radovich
       -----------------------
This is an unsecured promissory note that originated on September 27, 1996. The note's original maturity date was October 27, 1996 and bears no interest. The note is currently in default and is due on demand. As of March 31, 2003, the outstanding balance was $30,557.

c.     Note Payable - Reeves
       ---------------------
This is an unsecured promissory note that originated on March 30, 1998. The note's original maturity date was May 30, 1998 and bears interest at the rate of 10% per annum. The note was convertible into shares of the Company's common stock at a rate to be negotiated between the parties before the maturity. The note is currently in default and due on demand. As of March 31, 2003 , the outstanding balance was $75,000.



                                                                           29
On December 10, 2001, the Reeves advanced the Company an additional $15,000, due upon demand, bearing no interest. As of March 31, 2003, the outstanding balance of this advance was $75,000.

d.     Note Payable -  Boyd
       -------------------
This is an unsecured promissory note that originated on August 13, 1998. This note matured on February 13, 1999 and bears interest rate at the rate of 10% per annum. As of March 31, 2003, this note was in default and totaled $45,000.

e.     Note Payable - Atlas Engineering
       --------------------------------
This is an unsecured promissory note that originated on September 15, 2000. Monthly payments of $8,249 were due commencing October 2000. The note bears interest at the rate of 10% per annum. The Company did not remit any payments relating to this note. Therefore, the note is currently in default and payable on demand. As of March 31, 2003, the outstanding balances amounted to $72,984.

f.     Note Payable - Coastal Resources Corp.
       --------------------------------------
This note was originated on June 15, 1999 and was secured by tangible and intangible assets of the Company. The note bears interest at the rate of 10% per annum. The master loan agreement specified a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger was consummated, then the loan balance at that date would have been credited to Coastal Resources Corp. as part of its proportionate equity interest in the Company. If the merger was not consummated, then the principal balance and interest was due and payable on the first anniversary date of each advance ranging from June 2000 through August 2000. The Company did not execute the merger agreement with this party and was not able to make the repayments. The note, therefore became due on demand and is currently in due. As of March 31, 2003, the outstanding balance amounted to $290,000.


g.     Note Payable - Joint Venture Working Interest
       ---------------------------------------------
These notes are pursuant to a Joint Venture Agreement executed between LAE and the participants in development and generation of electricity from waste natural gas activities. The agreement specified that the participants may be required to convert their working interest into an equity position when the Company merges with a publicly traded entity. Those participants electing not to convert would be repaid their original consideration plus a non-compounded annual yield of 12%. As of March 31, 2003, the outstanding balance amounted to $226,889.


h.     Note Payable - Hall
       -------------------
This is an unsecured promissory note that originated on January 4, 2000. The note's maturity date was January 4, 2001 and bears no interest. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to
$58,264.                                                                    30

i.     Note Payable - Gormley
       ---------------------
This is unsecured promissory note that originated on March 30, 2001. The note matured on September 29, 2001 and bears interest at the rate of 10% per annum. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $50,000.

j.     Notes Payable - Bower
       --------------------
These are secured promissory notes that originated during the period from November 2000 through February 2001. Certain of these notes are subordinated notes are secured by certain tangible and intangible assets of the Company, and junior in rank to senior and other certain indebtedness and are subrogated and These notes bear interest at a rate between 10% and 12%. The Company was unable to repay these notes as they became due and are currently in default and due on demand. As of March 31, 2002, the outstanding balance amounted to $310,000. During the year 2003, part of the note ($265,000) was converted to equity. As of March 31, 2003, the outstanding balance was $45,000.

k.     Note Payable - PCW Holdings
       ---------------------------
These are unsecured promissory notes that originated on March 31, 2001. The note matured on September 30, 2001 and beared interest at the rate of 10% per annum. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $150,000.

NOTE 6 - LONG-TERM DEBT
This note, dated August 31, 1998, is pursuant to a share Purchase Agreement executed between the former members' of LAE and Out-Takes, Inc. The note bears interest at the rate of 10% per annum and matures on August 31, 2003. This note is convertible into an aggregate of ninety percent of the issued and outstanding shares of common stock of Out-Takes, Inc. as of the date of conversion. The agreement also requires as a condition of the conversion that Out-Takes, Inc. effect a reverse stock split of one share for every one-hundred issued and outstanding shares at the conversion date. As of March 31, 2003, this conversion and reverse stock split has not been completed and the balance of the note amounted to $4,000,000.


A summary of long-term debt maturities follows:

                              Year ended March 31,
                              --------------------
          2003                             -
          2004                     4,000,000
                                   ---------
                                   4,000,000
                                   =========



                                                                           31
NOTE 7  COMMITMENTS AND CONTINGENCIES

                                  Office lease
                               -----------------
The Company's office lease agreement was terminated during May 2002. Rent expense totaled $10,200 for the years ended March 31, 2002 and 2001.

                                 Capital lease
                               -----------------
The Company was the lessee of a transformer under a lease agreement expiring July 2003. The Company paid off this lease early during the year ended March 31, 2002. As of March 31, 2003, the cost of equipment held under capital lease was $0.

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

NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                    For The Years March  31,
                                                 2003       2002
                                               -------    --------
                         Current Tax Expense
                              U.S. Federal     $    -     $      -
                              State and Local       -            -
                         Total Current              -            -
                         Deferred Tax Expense
                                                                           32
                             U.S. Federal           -            -
                              State and Local       -            -
                         Total Deferred             -            -

                         Total Tax Provision
                         (Benefit) Continuing
                          Operations           $    -     $      -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended March 31, 2002 and 2001:

                         Federal Income Tax Rate          (34.0)%
                         Effect of Valuation Allowance     34.0 %
                         Effective Income Tax Rate          0.0 %

At March 31, 2003 and 2002, the Company had net carryforward losses of approximately $6,379,823 and $6,100,000, respectively given effect to its reverse merger with LAE. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  For The Years March  31,
                                                      2003        2002
                                                    --------    --------
                  Deferred Tax Assets
                       Loss Carryforward            $2,169,040   $2,074.000
                       Less:  Valuation Allowance   (2,169,040)  (2,074,000)
                         Net Deferred Tax Assets             -           -
                                                   ===========    ========

Net operating loss carryforwards expire starting in 2007 through 2021. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                                                           33
On February 13, 2003, the Company engaged Rogelio G. Castro, Certified Public Accountant in place and in stead of Stonefield Josephson, Inc., as its independent accountant. The former accountant was dismissed by the company in February, 2003. The principal accountant's report on the financial statements for the past year did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the board of directors of the company. There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ITEM 8A.  CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective.

There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


      Name                        Age                       Position
----------------                  ---              ------------------------
Lance Hall                        45               Chief Executive Officer,
                                                   CFO, Secretary, Director

David Gray                        45               Director


                                                                           34
Lance Hall. Lance Hall is presently a self employed consultant, venture capitalist and real estate developer, managing mixed use real estate portfolios, partnerships and syndications, from 1986 to the present time. Since May, 2003, he has been a founding investor and major shareholder of Los Alamos Energy, LLC, since 1995. Since 1999 he has served as consultant and financial advisor to Electric Image, Inc., in Santa Ana, California. From 1987 to the present, he has acted as consultant and financial advisor to International Food Products, a developer and distributor of snack and food products. From 1990 through 1995, Mr. Hall was the President and Chief Executive Officer of American Showcase Homes in Laguna Beach, California, and producer for On-Stage Entertainment, inc. and Legends In Concert, Inc., Law Vegas, Nevada. He hold B.S. in Business (Entrepreneur and New Venture Management) from the University of Southern California, 1980.

David Gray. David Gray has been the president of Bosphorous Partners, LLC, a company which handles futures and options trading and project funding, since 1999. From 1998 through 1999, he acted as the Department Head of International Capital Markets. From 1996 through 1998, he was First Vice President of Investments of Prudential Securities in Vero Beach, Florida. From 1994 through 1996 he acted as First Vice President of Investments of Paine Webber, in Vero Beach, Florida. From 1989 through 1994 he was Vice President of Investments of Prudential Securities in Vero Beach, Florida. From 1986 through 1989, he acted as Vice President of Investments of Shearson Lehman Bros. in Atlanta, Georgia. From 1980 through 1986, he served as Vice President, Commodities of Clayton Brokerage Co., in Atlanta, Georgia. Mr. Gray holds a B.S. Finance from the Southern Illinois University, and an M.S. Business Administration from Stetson University, Deland, Florida.


ITEM 10. EXECUTIVE COMPENSATION

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address                Number of Shares          Percentage Owned
- ----------------                ----------------          ----------------
Lance Hall                         0                        0%*
1933 Upper Rim Rock Canyon
Laguna Beach, CA 92651
                                                                           35
David Gray                         0                        0%
25 S. E. 2nd Avenue, Ste. 1240
Miami, FL 33131

Photo Corporation Group Pty Ltd.   15,295,000               73.57%
P.O. Box 415
Chester Hill, N.S.W.
Australia 2162

All Officers and Directors         0                        0%*
as a Group

--------------------
*No officers and directors hold any stock in the Company. However, the acquisition agreement providing for the acquisition of Los Alamos Energy provides that, in the event the Equity Holders shall desire to do so, they may convert their indebtedness to common stock of the Company representing in the aggregate ninety percent (90%) of the issued and outstanding shares of such common stock as of the date of such conversion. The Acquisition Agreement provides that it is a condition of the conversion that the Company effect a reverse stock split of one (1) share for every one hundred (100) shares issued and outstanding as of such date. LAE contemplates that few, if any, of the persons currently holding promissory notes and/or working interests in its electricity production (collectively, "Interest Holders") will exercise their rights to convert such interests into the equity of LAE, and subsequently to join in the conversion of the Notes into common stock of the Company. Lance Hall is an equity holder in Los Alamos Energy, holding 65% of the equity of that entity, and has the right to convert 65% of the note into common stock of the company, and, thus, be in the position to control the board of directors.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                                   PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The  following  exhibits  are filed as part of this  report as required by
     Item 601 of Regulation S-B:
                                                                           36
     3.1   Certificate of Incorporation of the Company. (ii)

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

     10.13 Merchandising License Agreement dated April 24, 1992 between Turner Home Entertainment, Inc. and the Company. (I)

     10.14 Merchandising License Agreement dated as of April 16, 1992 between Paramount Pictures Corporation and the Company. (I)

     10.15 Letter Agreement between the Image Bank West and the Company dated as of August 5, 1992. (I)

     10.16 Letter Agreement between the Company and Tony Stone Worldwide dated as of August 31, 1992. (I)

     10.17 1992 Employee Stock Option Plan. (iii) +
                                                                           37
     10.18 1992 Non-Employee Directors Stock Option Plan. (iii)

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

(b)  Reports on Form 8-K

     Current Report on Form  8-K dated April 27, 1998.

     Current Report on Form  8-K dated May 13, 1998

     Current Report on Form  8-K dated October 28, 1998

     Current Report on Form 8-K dated November 13, 1998

     Current Report on Form 8-K dated December 15, 2000
                                                                           38
     Current Report on Form 8-K dated January 1, 2003

     Current Report on Form 8-K dated April 6, 2001

     Current Report on Form 8-K dated August 14, 2002, as amended August 28

     Current Report on Form 8-K dated February 2, 2003, as amended March 13

     Current Report on Form 8-K dated August 1, 2003

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

                                  Out-Takes, Inc.

Dated: August 14, 2003            By: Lance Hall
                                                                           31
                                  -------------------------------------
                                      Lance Hall, Chief Executive Officer,
                                                 President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                     Date
         ---------                       -----                     ----

       Lance Hall          Chairman of the Board, President,   August 14, 2003
       -----------------   Chief Executive Officer, Chief
       Lance Hall          Financial Officer and Secretary, and director



                                                                           32

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Lance Hall, certify that:

1. I have reviewed this report on Form 10-K of Out Takes, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
                                                                           33
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003


Lance Hall
------------------------
Lance Hall
Chief Executive Officer
Chief Financial Officer






                                                                           34