Form 10QSB
period 2003-06-30
OUT TAKES INC
filed 2003-08-14
CIK 889353

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A

  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                       For quarterly period ended June 30, 2003

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


                           1933 Upper Rim Rock Canyon
                             Laguna Beach, CA 92651
                                 (949) 494-7219
                 ------------------------------------------------
     (Address of Principal Executive Office and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

The number of shares of the Registrant's common stock outstanding as of June 30, 2003 was 20,788,122.













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





                         OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
ASSETS

                                               March 31   June 30,
                                                 2003       2003
                                               ---------  ---------
Current assets:
 Cash and cash equivalents                   $       48   $       -
 Other current assets                                -            -
                                               ---------  ---------
 Total current assets                                48           -
 Property and equipment, net of accumulated
  depreciation and amortization                 110,792     110,792

 Other assets                                         -           -
                                               ---------  ---------
                                             $  110,840  $  110,840
                                               =========  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                              $        -  $        -
 Accounts payable and accrued expenses          177,201     177,201
 Accrued interest                             1,886,855   1,886,855
 Due to related party                           220,521     220,521
 Notes payable                                1,173,694   1,203,694
                                               ---------  ---------
 Total current liabilities                    3,458,271   3,488,271
  Long term debt                              4,000,000   4,000,000

Stockholders' deficit:

Common stock, par value at $0.01,
 35,000,000 shares authorized
 and 20,788,122 shares issued and
 20,788,122 shares outstanding                  207,882     207,882
 Additional paid-in capital                  10,178,230  10,178,230
 Retained deficit                           (17,625,137)(17,655,137)
 Treasury stock, 292,396 shares at cost        (108,406)   (108,406)
                                              ----------  ---------
 Total stockholders' deficit                 (7,347,431) (7,347,431)
                                              ----------  ---------
                                           $    110,840 $   110,840
                                               =========  =========
     See accompanying report and notes to consolidated financial statements




                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three Months Ended
                                              June 30,
                                      -----------------------------
                                         2002               2003
                                      ----------         ----------

Revenues, net                        $        -          $       -
Cost of revenues                              -                  -
                                      ----------         ----------
Gross profit                              -                      -

Selling, general and administrative      54,986             30,000
 expenses                             ----------         ----------
Loss from operations                   ( 54,986)          ( 30,000)
                                      ----------         ----------
Other income (expense):
Interest expense                       (136,102)                 -
Interest income                             254                  -
                                      ----------         ----------
Total other income (expense)           (135,848)                 -
                                      ----------         ----------

Loss before income taxes               (190,834)          ( 30,000)
Income taxes                                  -                  -
                                      ----------         ----------
Net loss                           $   (190,834)        $ ( 30,000)
                                      ==========         ==========
Net loss per share
 - basic and diluted                     ($0.01)        $   (0)
                                      ==========         ==========

Number of weighted average shares
 - basic and diluted                 20,495,726          20,788,122
                                      ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.




                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                             June 30,
                                                   --------------------------
                                                        2002         2001
                                                   ----------     -----------
                                                          (Unaudited)
Cash flows from operating activities:
Net loss                                            $(190,834)    $( 80,000)
Adjustments to reconcile net loss to
  net cash provided by(used for) operating activities:
Depreciation and amortization                           6,279         6,279
Changes in operating assets and liabilities:
Decrease in accounts receivable                             -             -
(Increase) decrease in other assets                     2,120             -
Increase in accounts payable and accrued expenses       2,663             -
Increase in accrued interest                          136,102             -
Increase in due to related party                       41,514        30,000
                                                   ----------     -----------
Net cash provided by (used for)
  operating activities                                 (2,156)       30,000
                                                   ----------     -----------

Cash flows provided by (used for) financing activities:
Bank overdraft                                          2,156             -
Payments on notes payable                                   -             -
                                                   ----------     -----------
Net cash provided by (used for)
  financing activities                                  2,156             -
                                                   ----------     -----------
Decrease in cash and cash equivalents                       -       (30,000)

Cash and cash equivalents - beginning of period             -        30,000
                                                   ----------     -----------
Cash and cash equivalents - end of period           $       -   $         -
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


                              Accounts Receivable
                              -------------------
Accounts receivable are shown net of the allowance for bad debts of $ -0-and $21,313 at March 31, 2003 and 2002.


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


h.     Note Payable - Hall
       -------------------
This is an unsecured promissory note that originated on January 4, 2000. The note's maturity date was January 4, 2001 and bears no interest. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $58,264. As of June 30, 2003, an additional note of $30,000 was given to Hall for the contribution of our operating expenses for the quarter.

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

On or about April 29, 2003, Hannes Faul, the former managing member of Los Alamos Energy, entered into a Share Purchase Agreement and Consulting Agreement with Lance Hall, and resigned as Managing Member of Los Alamos Energy, LLC. Lance Hall is now the Managing Member of Los Alamos, LLC. On or about June 18, 2003, Hannes Faul brought an action in The Superior Court of the State of California for the County of Orange against Lance Hall, Case No. 030008109, alleging breach of the consulting agreement and defamation against Mr. Hall. Hall's contention is that he rescinded the consultation agreement due to Faul's failure to timely provide records of Los Alamos pursuant to the Share Purchase Agreement, which resulted in Out Takes being late in filing its annual report on Form 10K.

James Harvey, the former President and Sole Director of the Company, has threatened to take legal against Lance Hall, alleging that the corporate action that was taken on July 31, 2003, appointing a new board of directors, was done pursuant to an improper proxy and improperly noticed meeting of shareholders, and alleging the breach of a letter of intent whereby Mr. Hall agreed to negotiate outgoing compensation and reimbursement for Mr. Harvey. It is the company's and Mr. Hall's contention that the corporate action was taken pursuant to consent of the holder of over 73% of the company's voting common stock, and that Mr. Harvey has been compensated by the issuance of shares of common stock during the last quarter of his service with the company.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

          None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5: OTHER ITEMS

          None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

The Registrant filed a report on Form 8K dated July 31, 2003 to report a recomposition of the the board of directors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 OUT-TAKES, INC.

Dated:  August 14, 2003                By:   Lance Hall
                                             -----------------------
                                             Lance Hall, President and
                                             Chief Executive Officer



                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Lance Hall, certify that:

1. I have reviewed this report on Form 10-QSB of Out Takes, Inc.

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