Form 10QSB/A
period 2003-06-30
OUT TAKES INC
filed 2003-08-29
CIK 889353

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


h.     Note Payable - Hall
       -------------------
This is an unsecured promissory note that originated on January 4, 2000. The note's maturity date was January 4, 2001 and bears interest. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $58,264. As of June 30, 2003, an additional note of $30,000 was given to Hall for the contribution of our operating expenses for the quarter.


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

j.     Note Payable - PCW Holdings
       ---------------------------
These are unsecured promissory notes that originated on March 31, 2001. The note matured on September 30, 2001 and beared interest at the rate of 10% per annum. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $150,000.



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

 On or about March 7, 2003, a judgment was entered against Los Alamos
Energy, LLC, in the case of Nickson's Machine Shop, Inc. v. Los Alamos Energy, LLC, Case No. 1092465, Superior Court of the State of California for the County of Santa Barbara, in the amount of $30,385.72.

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

James Harvey, the former President and Sole Director of the Company, has threatened to take legal against Lance Hall, alleging that the corporate action that was taken on July 31, 2003, appointing a new board of directors, was done pursuant to an improper proxy and improperly noticed meeting of shareholders, and alleging the breach of a letter of intent whereby Mr. Hall agreed to negotiate outgoing compensation and reimbursement for Mr. Harvey. It is the company's and Mr. Hall's contention that the corporate action was taken pursuant to consent of the holder of over 73% of the company's voting common stock, and that Mr. Harvey has been compensated by a percentage of the equity of Los Alamos Energy, LLC during the last quarter of his service with the company.

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