Form 10QSB/A
period 2003-06-30
OUT TAKES INC
filed 2003-10-17
CIK 889353

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A

  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                       For period ended June 30, 2003

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
                                      ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.
                                                                              4

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                             June 30,
                                                   --------------------------
                                                        2002         2003
                                                   ----------     -----------
                                                          (Unaudited)
Cash flows from operating activities:
Net loss                                            $(190,834)    $( 30,000)
Adjustments to reconcile net loss to
  net cash provided by(used for) operating activities:
Depreciation and amortization                           6,279             -
Changes in operating assets and liabilities:
Decrease in accounts receivable                             -             -
(Increase) decrease in other assets                     2,120             -
Increase in accounts payable and accrued expenses       2,663             -
Increase in accrued interest                          136,102             -
Increase in due to related party                       41,514        30,000
                                                   ----------     -----------
Net cash provided by (used for)
  operating activities                                 (2,156)            -
                                                   ----------     -----------

Cash flows provided by (used for) financing activities:
Bank overdraft                                          2,156             -
Payments on notes payable                                   -             -
                                                   ----------     -----------
Net cash provided by (used for)
  financing activities                                  2,156             -
                                                   ----------     -----------
Decrease in cash and cash equivalents                       -             -

Cash and cash equivalents - beginning of period             -             -
                                                   ----------     -----------
Cash and cash equivalents - end of period           $       -   $         -
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

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on the Company's financial condition and results of operation. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.
                                                                             6
Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

                               Long-Lived Assets
                               -----------------
In accordance with SFAS 121 Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of,' long-lived assets to be held and
                                                                             8
used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have
occurred that indicate possible impairment.   If there are indications of
impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the
assets are recoverable.   In the event such cash flows are not expected to be
sufficient to recover the recorded asset values, the assets are written down
to their estimated fair value.   Long-lived assets to be disposed of are
reported at the lower of carrying amount or fair value of the asset less cost to sell.

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

                      Fair Value of Financial Instruments
                      -----------------------------------
                                                                             9
The carrying amount of the Company's accounts receivable, other current assets, notes payable, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying value of long-term debt approximates fair value as the related interest rate approximates current market rates.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles.' SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material
                                                                            10
impact on the Company's financial position or results of operations.

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


NOTE 2  PROPERTY AND EQUIPMENT

A summary of property and equipment are as follows:

                                       March 31, 2003     March 31, 2002
                                     ----------------   ---------------
Computers and software                $        5,589      $     5,589
Equipment and furniture                      371,923          371,923
                                       --------------       -------------
                                             377,512          377,512
Less: Accumulated depreciation              (266,720)        (230,365)
                                         -------------       -------------
                                      $      110,792      $   147,147
                                        =============        =============
                                                                            11
Depreciation expense for property and equipment amounted to $36,355, $36,755, and $56,382 respectively, for the years ended March 31, 2003, 2002 and 2001.

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
                                    ==============        ==============

                                                                            12
NOTE 4  RELATED PARTY TRANSACTIONS

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



                                                                            13
On December 10, 2001, the Reeves advanced the Company an additional $15,000, due upon demand, bearing no interest. As of March 31, 2003, the outstanding balance of this advance was $75,000.

d.     Note Payable -  Boyd
       --------------------
This is an unsecured promissory note that originated on August 13, 1998. This note matured on February 13, 1999 and bears interest rate at the rate of 10%

per annum.  As of March 31, 2003, this note was in default and totaled
$45,000.

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

                                                                            14
h.     Note Payable - Hall
       -------------------
This is an unsecured promissory note that originated on January 4, 2000. The note's maturity date was January 4, 2001 and bears interest. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $58,264. As of June 30, 2003, an additional note of $30,000 was given to Hall for the contribution of our operating expenses for the quarter.


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

A summary of long-term debt maturities follows:

                              Year ended March 31,
                              --------------------
          2003                             -
          2004                     4,000,000
                                   ---------
                                   4,000,000
                                   =========
                                                                            14

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

NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows:
                                                                            15
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


Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  For The Years March  31,
                                                      2003        2002
                                                    --------    --------
                  Deferred Tax Assets
                       Loss Carryforward            $2,169,040   $2,074.000
                       Less:  Valuation Allowance   (2,169,040)  (2,074,000)
                         Net Deferred Tax Assets             -           -
                                                   ===========    ========
                                                                            16
Net operating loss carryforwards expire starting in 2007 through 2021. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

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

The following discussion should be read in conjunction with the historical financial statements of Out-Takes, Inc. ("the Company") and notes thereto included in Form 10-K filed with the Securities and Exchange Commission.
                                                                            17
                                    Overview

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

Management plans to take steps that it believes will be sufficient to provide the Company with the ability to continue in existence, and the Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company.
                                                                            18
                              Results of Operations

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

                                                                            19
                          PART II: OTHER INFORMATION

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3: DEFAULT UPON SENIOR SECURITIES
                                                                            20
          None
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5: OTHER ITEMS

          None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

The Registrant filed a report on Form 8K dated July 31, 2003 to report a recomposition of the the board of directors.

                                                                            21
                                  SIGNATURES

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

Date: August 14, 2003


Lance Hall
------------------------
Lance Hall
Chief Executive Officer
Chief Financial Officer
                                                                            22