Form 10QSB
period 2003-09-30
OUT TAKES INC
filed 2003-11-19
CIK 889353

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB

  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                       For period ended September 30, 2003

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

The number of shares of the Registrant's common stock outstanding as of September 30, 2003 was 20,788,122.









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


                         OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                               March 31   September 30,
                                                 2003       2003
                                               ---------  ---------
Current assets:
 Cash and cash equivalents                   $       48   $       -
 Other current assets                                -            -
                                               ---------  ---------
 Total current assets                                48           -
 Property and equipment, net of accumulated
  depreciation and amortization                 110,792     110,792

 Other assets                                         -           -
                                               ---------  ---------
                                             $  110,840  $  110,840
                                               =========  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                              $        -  $        -
 Accounts payable and accrued expenses          177,201     177,201
 Accrued interest                             1,886,855   1,886,855
 Due to related party                           220,521     226,321
 Notes payable                                1,173,694   1,203,694
                                               ---------  ---------
 Total current liabilities                    3,458,271   3,494,071
  Long term debt                              4,000,000   4,000,000

Stockholders' deficit:

Common stock, par value at $0.01,
 35,000,000 shares authorized
 and 20,788,122 shares issued and
 20,788,122 shares outstanding                  207,882     207,882
 Additional paid-in capital                  10,178,230  10,178,230
 Retained deficit                           (17,625,137)(17,660,937)
 Treasury stock, 292,396 shares at cost        (108,406)   (108,406)
                                              ----------  ---------
 Total stockholders' deficit                 (7,347,431) (7,383,231)
                                              ----------  ---------
                                           $    110,840 $   110,840
                                               =========  =========
     See accompanying report and notes to consolidated financial statements

                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three Months Ended
                                              September 30,
                                      -----------------------------
                                         2002               2003
                                      ----------         ----------

Revenues, net                        $        -          $       -
Cost of revenues                              -                  -
                                      ----------         ----------
Gross profit                              -                      -

Selling, general and administrative      39,296              5,800
 expenses                             ----------         ----------
Loss from operations                   ( 39,296)            (5,800)
                                      ----------         ----------
Other income (expense):
Interest expense                       (132,690)                 -
Interest income                               -                  -
                                      ----------         ----------
Total other income (expense)           (132,690)                 -
                                      ----------         ----------

Loss before income taxes               (132,690)          (  5,800)
Income taxes                                  -                  -
                                      ----------         ----------
Net loss                           $   (132,690)        $ (  5,800)
                                      ==========         ==========
Net loss per share
 - basic and diluted                     $(0)           $   (0)
                                      ==========         ==========

Number of weighted average shares
 - basic and diluted                 20,495,726          20,788,122
                                      ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.
                                                                              4

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                             September 30,
                                                   --------------------------
                                                        2002         2003
                                                   ----------     -----------
                                                          (Unaudited)
Cash flows from operating activities:
Net loss                                            $(362,819)    $(  5,800)
Adjustments to reconcile net loss to
  net cash provided by(used for) operating activities:
Depreciation and amortization                           6,279             -
Changes in operating assets and liabilities:
Decrease in accounts receivable                             -             -
(Increase) decrease in other assets                     2,120             -
Increase in accounts payable and accrued expenses       8,176             -
Increase in accrued interest                          263,279             -
Increase in due to related party                       51,514         5,800
                                                   ----------     -----------
Net cash provided by (used for)
  operating activities                                 (1,551)       (5,800)
                                                   ----------     -----------

Cash flows provided by (used for) financing activities:
Bank overdraft                                          (530)             -
Payments on notes payable                              2,100              -
                                                   ----------     -----------
Net cash provided by (used for)
  financing activities                                  1,570             -
                                                   ----------     -----------
Decrease in cash and cash equivalents                      19             -

Cash and cash equivalents - beginning of period             -             -
                                                   ----------     -----------
Cash and cash equivalents - end of period           $      19   $         -
                                                   ==========     ===========



The accompanying notes are an integral part of the consolidated financial statements.

                         OUT-TAKES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                             Basis of Presentation
                             ---------------------
The accompanying consolidated financial statements include the accounts of Out-Takes, Inc. (the Company') incorporated under the laws of the state of Delaware on March 18, 1992 and its wholly owned subsidiary, Los Alamos Energy, LLC (LAE') formed under the laws of the state of California as a Limited Liability Company during September 1996. All significant inter-company accounts and transactions have been eliminated.

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

                         New Accounting Pronouncements
                         -----------------------------
In July 2001, the FASB issued SFAS No. 141 Business Combinations.' SFAS No. 141 supersedes Accounting Principles Board (APB') No. 16 and requires that any business combinations initiated after September 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after September 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this statement will not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles.' SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after September 30, 2001. The Company does not expect the adoption to have a material
                                                                            10
impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations,' which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.
The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after September 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

f.     Note Payable - Coastal Resources Corp.
       --------------------------------------
This note was originated on September 15, 1999 and was secured by tangible and intangible assets of the Company. The note bears interest at the rate of 10% per annum. The master loan agreement specified a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger was consummated, then the loan balance at that date would have been credited to Coastal Resources Corp. as part of its proportionate equity interest in the Company. If the merger was not consummated, then the principal balance and interest was due and payable on the first anniversary date of each advance ranging from September 2000 through August
2000. The Company did not execute the merger agreement with this party and was not able to make the repayments. The note, therefore became due on demand and is currently in due. As of March 31, 2003, the outstanding balance amounted to $290,000.


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

                                                                            14
h.     Note Payable - Hall
       -------------------
This is an unsecured promissory note that originated on January 4, 2000. The note's maturity date was January 4, 2001 and bears interest. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $58,264. As of September 30, 2003, an additional note of $30,000 was given to Hall for the contribution of our operating expenses for the quarter.


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

Three Months Ended September 30, 2002 and 2001.

The net loss for the three months ended September 30, 2003 was $5,800 compared with a net loss of $362,819 for the three months ended September 30, 2002. The primary reason for the change was the temporary suspension of electricity deliveries.

The Company did not generate any revenues for the three months ended September 30, 2003, compared to revenues of $0 for the three months ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2003 and 200{e'}, the Company had a working capital deficit of
$3,494,023 and $3,176,685, respectively.

Net cash provided by (used for) operating activities was $(1,551) and $(5,800) for the three months ended September 30, 2002 and 2003, respectively.

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

On or about April 29, 2003, Hannes Faul, the former managing member of Los Alamos Energy, entered into a Share Purchase Agreement and Consulting Agreement with Lance Hall, and resigned as Managing Member of Los Alamos Energy, LLC. Lance Hall is now the Managing Member of Los Alamos, LLC. On or about September 18, 2003, Hannes Faul brought an action in The Superior Court of the State of California for the County of Orange against Lance Hall, Case No. 030008109, alleging breach of the consulting agreement and defamation against Mr. Hall. Hall's contention is that he rescinded the consultation agreement due to Faul's failure to timely provide records of Los Alamos pursuant to the Share Purchase Agreement, which resulted in Out Takes being late in filing its annual report on Form 10K.

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


                                 OUT-TAKES, INC.

Dated:  November 14, 2003                By:
-----------------------
                                             Lance Hall, President and
                                             Chief Executive Officer



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

Date: November 19, 2003



-------------------------
Lance Hall
Chief Executive Officer
Chief Financial Officer
                                                                   22