Form 10QSB/A
period 2003-09-30
OUT TAKES INC
filed 2003-11-26
CIK 889353

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT ONE TO
                                  FORM 10QSB/A

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


                         OUT-TAKES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                               March 31   September 30,
                                                 2003       2003
                                               ---------  ---------
Current assets:
 Cash and cash equivalents                   $       48   $       -
 Other current assets                                -            -
                                               ---------  ---------
 Total current assets                                48           -
 Property and equipment, net of accumulated
  depreciation and amortization                 110,792     110,792

 Other assets                                         -           -
                                               ---------  ---------
                                             $  110,840  $  110,840
                                               =========  =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank overdraft                              $        -  $        -
 Accounts payable and accrued expenses          177,201     177,201
 Accrued interest                             1,886,855   1,886,855
 Due to related party                           220,521     254,501
 Notes payable                                1,173,694   1,203,694
                                               ---------  ---------
 Total current liabilities                    3,458,271   3,522,251
  Long term debt                              4,000,000   4,000,000

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
                                               =========  =========
     See accompanying report and notes to consolidated financial statements

                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three Months Ended
                                              September 30,
                                      -----------------------------
                                         2002               2003
                                      ----------         ----------

Revenues, net                        $        -          $       -
Cost of revenues                              -                  -
                                      ----------         ----------
Gross profit                              -                      -

Selling, general and administrative      39,296              33,980
 expenses                             ----------         ----------
Loss from operations                   ( 39,296)            (33,980)
                                      ----------         ----------
Other income (expense):
Interest expense                       (132,690)                 -
Interest income                               -                  -
                                      ----------         ----------
Total other income (expense)           (132,690)                 -
                                      ----------         ----------

Loss before income taxes               (132,690)          (  33,980)
Income taxes                                  -                  -
                                      ----------         ----------
Net loss                           $   (132,690)        $ (  33,980)
                                      ==========         ==========
Net loss per share
 - basic and diluted                     $(0)           $   (0)
                                      ==========         ==========

Number of weighted average shares
 - basic and diluted                 20,495,726          20,788,122
                                      ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.
                                                                              4

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                             September 30,
                                                   --------------------------
                                                        2002         2003
                                                   ----------     -----------
                                                          (Unaudited)
Cash flows from operating activities:
Net loss                                            $(362,819)    $(  33,980)
Adjustments to reconcile net loss to
  net cash provided by(used for) operating activities:
Depreciation and amortization                           6,279             -
Changes in operating assets and liabilities:
Decrease in accounts receivable                             -             -
(Increase) decrease in other assets                     2,120             -
Increase in accounts payable and accrued expenses       8,176             -
Increase in accrued interest                          263,279             -
Increase in due to related party                       51,514         33,980
                                                   ----------     -----------
Net cash provided by (used for)
  operating activities                                 (1,551)       (33,980)
                                                   ----------     -----------

Cash flows provided by (used for) financing activities:
Bank overdraft                                          (530)             -
Payments on notes payable                              2,100              -
                                                   ----------     -----------
Net cash provided by (used for)
  financing activities                                  1,570             -
                                                   ----------     -----------
Decrease in cash and cash equivalents                      19             -

Cash and cash equivalents - beginning of period             -             -
                                                   ----------     -----------
Cash and cash equivalents - end of period           $      19   $         -
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

NOTE 5  NOTES PAYABLE

A summary of outstanding notes payable is as follows:

                                         March 31, 2003     March 31, 2002
                                        --------------     --------------
a.     Note Payable-Consultant           $    75,000        $    75,000
b.     Note Payable-Radovich                  30,557             30,557
c.     Notes Payable-Reeves                   75,000             40,000
d.     Note Payable-Boyd                     100,000             50,000
e.     Note Payable-Atlas                     72,984             72,983
f.     Note Payable-Coastal Resources        290,000            219,036
g.     Note Payable-Working Interest         226,889            250,279
h.     Note Payable-Hall                      58,264              4,000
i.     Notes Payable-Bower                    45,000            310,000
k.     Note Payable-PCW Holdings             150,000            150,000
                                           ---------          ---------
                                         $ 1,123,694        $ 1,201,855
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

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  For The Years
                                                          March  31,
                                                      2003        2002
                                                    --------     ----------
                  Deferred Tax Assets
                       Loss Carryforward            $2,169,040   $2,074.000
                       Less:  Valuation Allowance   (2,169,040)  (2,074,000)
                         Net Deferred Tax Assets             -           -
                                                   ===========    =========

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

Three Months Ended September 30, 2002 and 2001.

The net loss for the three months ended September 30, 2003 was $33,980 compared with a net loss of $132,690 for the three months ended September 30, 2002. The primary reason for the change was the suspension of electricity deliveries.

The Company did not generate any revenues for the three months ended September 30, 2003, compared to revenues of $0 for the three months ended September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2003 and 2002, the Company had a working capital deficit of $3,494,023 and $3,176,685, respectively.

Net cash provided by (used for) operating activities was $(1,551) and $(33,980) for the three months ended September 30, 2002 and 2003, respectively.

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

Date: November 19, 2003


Lance Hall
-------------------
Lance Hall
Chief Executive Officer