Form 10QSB
period 2003-12-31
OUT TAKES INC
filed 2004-02-13
CIK 889353

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB

  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                       For period ended December 31, 2003

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

The number of shares of the Registrant's common stock outstanding as of December 31, 2003 was 20,788,122.


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

                                               March 31   December 31
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
                                               =========  =========
     See accompanying report and notes to consolidated financial statements

                         OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three Months Ended
                                              December 31,
                                      -----------------------------
                                         2002               2003
                                      ----------         ----------

Revenues, net                        $        -          $       -
Cost of revenues                              -                  -
                                      ----------         ----------
Gross profit                                  -                  -

Selling, general and administrative      16,750                 30
 expenses                             ----------         ----------
Loss from operations                   ( 16,750)       (   30)
                                      ----------         ----------
Other income (expense):
Interest expense                            -                  -
Interest income                               -                  -
                                      ----------         ----------
Total other income (expense)           ( 16,750)            (   30)
                                      ----------         ----------

Loss before income taxes               ( 16,750)            (   30)
Income taxes                                  -                  -
                                      ----------         ----------
Net loss                              $( 16,750)         $  (   30)
                                      ==========         ==========
Net loss per share
 - basic and diluted                  $     (.01)          $     (0)
                                      ==========         ==========

Number of weighted average shares
 - basic and diluted                  20,788,122         20,788,122
                                      ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.
                                                                              4

                        OUT-TAKES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                             December 31,
                                                   --------------------------
                                                        2002         2003
                                                   ----------     -----------
                                                          (Unaudited)
Cash flows from operating activities:
Net loss                                            $(203,031)     $   (30)
Adjustments to reconcile net loss to
  net cash provided by(used for) operating activities:
Depreciation and amortization                           3,140             -
Changes in operating assets and liabilities:
Decrease in accounts receivable                             -             -
(Increase) decrease in other assets                         -             -
Increase in accounts payable and accrued expenses      (1,190)            -
Increase in accrued interest                          183,408             -
Increase in due to related party                       37,413             -
                                                   ----------     -----------
Net cash provided by (used for)
  operating activities                                (17,673)          (30)
                                                   ----------     -----------

Cash flows provided by (used for) financing activities:
Bank overdraft                                              -             -
Payments on notes payable                                   -             -
Borrowed from related party                            -         500
                                                   ----------     -----------
Net cash provided by (used for)
  financing activities                                      -           470
                                                   ----------     -----------
Decrease in cash and cash equivalents                      19            30

Cash and cash equivalents - beginning of period             -            50
                                                   ----------     -----------
Cash and cash equivalents - end of period           $      19   $       520
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


                           Cash and cash equivalents
                           -------------------------
The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with a maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at December 31, 2003 and 2002.


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



NOTE 5  NOTES PAYABLE

A summary of outstanding notes payable is as follows:

                                         March 31, 2003     March 31, 2002
                                        --------------     --------------
a.     Note Payable-Consultant           $    75,000        $    75,000
b.     Note Payable-Radovich                  30,557             30,557
c.     Notes Payable-Reeves                   75,000             40,000
d.     Note Payable-Boyd                     100,000             50,000
e.     Note Payable-Atlas                     72,984             72,983
f.     Note Payable-Coastal Resources        290,000            219,036
g.     Note Payable-Working Interest         226,889            250,279
h.     Note Payable-Hall                      58,264              4,000
i.     Note Payable-Gormley                        0            50,000
j.     Notes Payable-Bower                    45,000            310,000
k.     Note Payable-PCW Holdings             150,000            150,000
                                           ---------          ---------
                                         $ 1,123,694        $ 1,251,855
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

b.     Note Payable - Radovich
       -----------------------
This is an unsecured promissory note that originated on September 27, 1996. The note's original maturity date was October 27, 1996 and bears no interest. The note is currently in default and is due on demand. As of March 31, 2003, the outstanding balance was $30,557. The creditor has indicated a willingness to convert the note to common stock.

c.     Note Payable - Reeves
       ---------------------
This is an unsecured promissory note that originated on March 30, 1998. The note's original maturity date was May 30, 1998 and bears interest at the rate of 10% per annum. The note was convertible into shares of the Company's common stock at a rate to be negotiated between the parties before the maturity. The note is currently in default and due on demand. As of March 31, 2003 , the outstanding balance was $75,000. The creditor has indicated a willingness to convert the note to common stock.




                                                                            13


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

f.     Note Payable - Coastal Resources Corp.
       --------------------------------------
This note was originated on September 15, 1999 and was secured by tangible and intangible assets of the Company. The note bears interest at the rate of 10% per annum. The master loan agreement specified a $300,000 maximum financing amount and was entered into pursuant to a non-binding merger agreement between the parties. If the merger was consummated, then the loan balance at that date would have been credited to Coastal Resources Corp. as part of its proportionate equity interest in the Company. If the merger was not consummated, then the principal balance and interest was due and payable on the first anniversary date of each advance ranging from September 2000 through August 2000. The Company did not execute the merger agreement with this party and was not able to make the repayments. The note, therefore became due on demand and is currently in due. As of March 31, 2003, the outstanding balance amounted to $290,000. The company has answered the lawsuit and cross complained against Hannes Faul for indemnity.


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


i.     Notes Payable - Bower
       --------------------
These are secured promissory notes that originated during the period from November 2000 through February 2001. Certain of these notes are subordinated notes are secured by certain tangible and intangible assets of the Company, and junior in rank to senior and other certain indebtedness and are subrogated and These notes bear interest at a rate between 10% and 12%. The Company was unable to repay these notes as they became due and are currently in default and due on demand. As of March 31, 2002, the outstanding balance amounted to $310,000. During the year 2003, part of the note ($265,000) was converted to equity. As of March 31, 2003, the outstanding balance was $45,000. The creditor has indicated a willingness to convert the note to common stock.


j.     Note Payable - PCW Holdings
       ---------------------------
These are unsecured promissory notes that originated on March 31, 2001. The note matured on September 30, 2001 and beared interest at the rate of 10% per annum. The Company was unable to repay this note as it became due and it is currently in default and due on demand. As of March 31, 2003, the outstanding balance amounted to $150,000. This note will be converted to common stock.


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

Through Los Alamos Energy, LLC, the Company operated a waste gas electricity plant in Los Alamos, California, which was acquired from American Cogenics during 1996. Due to uncertainties arising form PG&E's bankruptcy, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator ("ISO). The Company has as of November 2001 shut its power plant down and has been unable to restart it for lack of capital for maintenance.


The Company's plant has been completely inoperational since 2002, during which time the Company has sought merger and combination opportunities, with no success. The power industry has somewhat stabilized, making it possible for the Company to enter into a new power purchase agreement with PG&E and to recommence operations. In order to recommence power operations, the Company must first service and refurbish Los Alamos Energy's power generation equipment, and to pay current its obligations with Nickson's Machines, the company who services the equipment. The Company's new management intends to offer an informal reorganization plan to creditors which, if successful, will allow it to move forward in the recommencement of its operations.

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

Three Months Ended December 31, 2003 and 2002.

The net loss for the three months ended December 31, 2003 was $30 compared with a net loss of $146,282 for the three months ended September 30, 2002. The primary reason for the change was the elimination of prior management.

The Company did not generate any revenues for the three months ended December 31, 2003, compared to revenues of $0 for the three months ended December 31, 2002.

Liquidity and Capital Resources

As of December 31, 2003 and 2002, the Company had a working capital deficit of $3,383,279 and $3,347,479, respectively.

Net cash provided by (used for) operating activities was $(16,750) and $(30) for the three months ended December 31, 2002 and 2003, respectively.

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

                                                                            19
                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On or about April 21, 2003, the Company was named in a lawsuit filed by Kurt Knecht against Richard O'Connor, Coastal Resources Corporation, First Equity Partners, LLC, Equity Partners, Equity Partners Fund, First Equity Partners Funding, Inc., Nick Bulaich, Rose Connant, Shannon Illingworth, Jayne O'Connor, Patrick Cox, Hannes Faul, Los Alamos Energy, LLC, and James Harvey. The lawsuit, filed in Orange County, California, Case No. 03CC05816, claims $290,000 in damages for money the plaintiff allegedly invested in securities with the defendants, on the theories of securities fraud, violation of securities laws, fraud, conversion, restitution after rescission, money had and received, breach of contract and money due on default of promissory note. The Company's involvement is the issuance of a note to Coastal Resources Corporation, to unwind its merger transaction with Coastal Resources. The Company has had discussions with the plaintiff's attorneys, and believes it may be possible to resolve the matter as against the company and Los Alamos Energy in return for company common stock. However, there can be no assurance that the matter will be resolved, and the Company's exposure to liability is approximately $290,000. The company has answered the lawsuit and cross complained against the former manager of Los Alamos Energy, Hannes Faul, for indemnity.

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


                                 OUT-TAKES, INC.

Dated:  February 10, 2004                By:   Lance Hall
                                             -----------------------
                                             Lance Hall, President and
                                             Chief Financial Officer



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

Date: February 10, 2004


Lance Hall
-------------------------
Lance Hall
Chief Executive Officer
Chief Financial Officer