Form 10QSB/A
period 2003-12-31
OUT TAKES INC
filed 2004-03-03
CIK 889353

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


                           1933 Upper Rim Rock Canyon
                             Laguna Beach, CA 92651
                                 (949) 497-7159
                 ------------------------------------------------
     (Address of Principal Executive Office and principal place of business)

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

Date: February 10, 2004


Lance Hall
--------------------------
Lance Hall
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Out-Takes, Inc. on Form 10-QSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: February 10, 2004            By: Lance Hall
                                       -----------------------
                                        Lance Hall
                                        Chief Executive Officer
                                        Chief Financial Officer