Form 10-K
period 2022-12-31
James Maritime Holdings Inc.
filed 2023-11-22
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-193220

JAMES MARITIME HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

9160 South 300 West, #101, Sandy, UT 84070	84070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 801-706-9429

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of October 2, 2023, there were 9,064,129 shares of our common stock, par value $0.001 per share, and 400,000 shares of our preferred stock, par value $0.001 outstanding.

As of September 30, 2022, the Company had an aggregate market value of its common stock of $54,384,774.

JAMES MARITIME HOLDINGS INC.

FORM 10-K

FOR THE YEAR ENDED December 31, 2022

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The terms “JMTM,” “we,” “us,” “our,” and the “Company” refer to James Maritime Holdings Inc.

PART I

Item 1. Business.

Overview

James Maritime Holdings Inc., a Nevada corporation (“James Maritime”) conducts substantially all of the Company’s business through its subsidiaries, its majority-owned subsidiary, Gladiator Solutions Inc. (“Gladiator”), and its wholly owned subsidiary United Security Specialists Inc. (“USS”) (James Maritime, Gladiator and USS shall be referred to collectively as the “Company”). Gladiator produces revenues through the distribution of personal protective products, primarily through mail-in orders to customers or via e-commerce sales generated through their website. USS provides professional security personnel enhanced by smartphone-based security applications. Both Gladiator and USS are based in California.

Our Company

James Maritime has a long history operating in the U.S. public markets.  The Company was originally incorporated under the laws of the State of Delaware on March 18, 1992 as Out Takes, Inc.  Through Los Alamos Energy, LLC, the Company operated a waste gas electricity plant in Los Alamos, California, which was acquired from American Cogenics in 1996.  Due to uncertainties arising from PG&E’s bankruptcy, Los Alamos Energy elected to terminate its contract with PG&E, and instead entered into a Participating Generator Agreement with the California Independent System Operator (“ISO).  Despite its best efforts to adjust to the turbulent California energy markets, the Company was unable to sustain its operations and shut its power plant down in November 2001 because it did not have capital available for the plant maintenance that was required for continued operations.

In 2002, because the power plant was inoperable, management began searching for potential merger and combination opportunities, with no success. After the power industry somewhat stabilized in California, the Company entered into a new power purchase agreement with PG&E and attempted to recommence operations. In order to recommence power operations, the Company had to service and refurbish the Los Alamos Energy power generation equipment, and to pay current its obligations with Nickson’s Machines amongst other creditors.  In order to meet these obligations, the Company attempted to enter into an informal reorganization plan to creditors which, was ultimately unsuccessful, and it became clear that the Company would not be able to move forward in the recommencement of its operations.

In June of 2007 the Company filed a Notice of termination of their SEC registration on Form 15 in order to restructure its operations.

Between 2007 and 2014 the Company undertook the process of divesting itself of assets in order to pay down creditors, unwinding contracts and reorganizing its business.  This process culminated on September 14, 2014, when Lance Hall, the sole officer and director of the Company, and majority interest owner and managing member of Los Alamos Energy, LLC, a California Limited Liability Company (“Releasor”), entered into a Debt Settlement Agreement with the Company to settle all outstanding debts and obligations of the Company owed to the Releasor or its assigns. The agreement also memorialized a termination and recission agreement which was signed, implemented and all terms of the rescission were completed on March 31, 2013, which effectively terminated and cancelled all ties and obligations to Los Alamos Energy, LLC previously agreed to in the purchase and sale agreement dated August 31, 1998.  As part of the agreement Mr. Hall received $25,000 and 300,000 post-split common restricted shares of the Company (issued March 31, 2015), valued at $36,000 giving him control of the Company.

On September 18, 2014 Mr. Hall appointed Mr. Masayuki Tsuda, Ms. Kazuyo Horigane as directors, Kip Eardley was appointed to serve as Director, President and CEO of the Company and Mr. Hall’s resignation was accepted.   In September of 2014, the three members of the Board of Directors funded the ongoing cleanup expenses and facilitated a search for synergistic or complementary corporate teaming partners that might be a candidate for a cooperative business combination.  After the initial advance, it soon became clear to the Directors that the Company’s expenses were too high and likely unsustainable unless they were immediately reduced.

Shortly thereafter, the board of directors voted to redomicile the Company from Delaware to Nevada in order to reduce annual expenses.  In conjunction with the redomicile, the Company also effectuated a reverse split of its capital stock and on January 23, 2015, a company named James Maritime Holdings, Inc. was incorporated in the State of Nevada. On February 23, 2015, Out-Takes, Inc. merged with James Maritime Holdings, Inc., with Out-Takes being the surviving company resulting in a redomicile and change of the Company name to James Maritime Holdings, Inc.

After changing its name and re-domiciling to Nevada, the Company began to pursue a growth strategy through merger and acquisition.  After vetting numerous merger candidates, the Company eventually entered into a share exchange agreement with Sweet Hemp Alabama in 2019.  Sweet Hemp Alabama was engaged in the sale of hemp products through vending machines and other means of distribution.

In 2020, it became clear that the Sweet Hemp Alabama share exchange should not be closed because Sweet Hemp could not meet their closing obligations, so the Company began to unwind the contract.  Majority voting control of the Company was changed again in March of 2020 when shares were issued to consultants who were hired by the Company to help identify top tier merger candidates as potential acquisition candidates.

After a renewed search process, on December 13, 2021, the Company entered into a share exchange agreement with Gladiator Solutions, Inc. and certain shareholders of Gladiator, and the Company acquired a majority of the issued and outstanding capital stock of Gladiator in exchange for a new issuance of Company common stock to the Gladiator shareholders.

On June 11, 2022, the Company entered into a share exchange agreement with United Security Specialists, Inc. and the shareholders of USS, and the Company acquired all of the issued and outstanding capital stock of USS in exchange for a new issuance of Company common stock.

The Company continues to aggressively pursue a growth by acquisition model and is currently identifying other potentially attractive M&A candidates in the private security and personal protective equipment industries, as well as in other business verticals that management deems to be of strategic importance.

Our Business

As mentioned above, the Company is currently pursuing an aggressive growth strategy through M&A through strategic acquisition in the private security, personnel protective equipment and defense industries.  Through our subsidiaries, James Maritime Holdings, Inc. is well positioned to be at the forefront of personal protective products, private security and government contracting.

The strategic acquisition of Gladiator Solutions, Inc. made us a leading personal protective product and technology company with an established line of trusted body armor, ballistic plates and ballistic materials.  The timing for this acquisition was well timed to take advantage of an expansion in demand for these products as a result of the recent fighting in the Ukraine and our efforts to supply our allies with lifesaving personal protective equipment.  By exporting our products during this critical time, we are able to boost sales and brand recognition for the Gladiator line of ballistics plates while also expanding revenues for additional strategic acquisitions in the defense space.

Shortly after closing our transaction with Gladiator, the Company entered into an agreement to acquire United Security Specialists, Inc., a leading private security company with licenses in California and key guard service contracts for armed and unarmed security services.    USS is a recognized industry leader in this rapidly growing market, and this acquisition positions well for potentially uncertain times ahead where security and protective services will be increasingly shifted onto the private security industry.  As this segment of the market continues to expand, we will be able to leverage the Gladiator product line for any contracts that require armed security with ballistic plates, or whenever our private security clients have security teams that require ballistic plates.

We hope to continue this trend as we expand into other security industry verticals as we identify additional acquisition candidates with disruptive, transformative or high technology defense systems and products that we can market to our existing client based at an affordable cost.  We will continue to identify acquisition candidates with existing or developmental technologies for unmanned systems, space and satellite communications, electronic warfare and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) Systems.  Increasingly complicated compliance requirements and capital requirements will ensure that the barriers to entry in this space remain high, and we anticipate that upcoming requirements like Cyber Security Maturity Model Certification will force small businesses out of this space and away from defense contracting because they will not be able to justify the time and capital required to bid on government contracts.  Moreover, the challenges with hiring quality guards, and the costs of insurance and inflation will continue to force a consolidation in the private security industry as poorly run security companies are forced out of the business.

Industry Background

In 2022, the U.S. increased its National Security Budget by 5.6% to $782,000,000,000 for Fiscal Year 2022 and approved $813,300,000,000 for Fiscal Year 2023 representing an additional 4%.  In May 2022, the Additional Ukraine Supplemental Appropriations Act, 2022, was approved providing an additional $40,000,000,000 to help support the Ukraine.  Meanwhile, according to a research study published to Globe Newswire by The Insight Partners1, the homeland security market is expected to grow in size from a value of $188,990,000,000 in 2022 to $275,500,000,000 by 2028 representing a compound annual growth rate of 6.5%.

Management for the Company believes that the best way to capture this growing market is by aggressively expanding our operations through acquisition.

About Gladiator Solutions, Inc.

Gladiator Solutions Inc. was originally developed by Law Enforcement and Military Personnel with one simple idea…to ensure the highest level of safety and comfort, at an affordable price. Our key emphasis is to provide our customers with lighter, safer and more affordable solutions that have greater ballistic capability. Our full line of hard armor plates, tactical ballistic plate carriers, soft armor inserts and vests, helmets, shields, and other ballistic products and accessories incorporate the latest materials and technology to ensure maximum protection and performance.

_______________________________

1 https://www.theinsightpartners.com/reports/homeland-security-market

Gladiator is an original equipment manufacturer (OEM) of personal protective systems. Whether for local law enforcement, federal and state agencies or the military, our High-Performance Polyethylene (HPPE) and hybrid UHMWP/Ceramic armor provides the highest level of protection at the lightest weight.

Gladiator products are leading the way with ultimate protection, extreme comfort, minimal weight products at unsurpassed value.

Gladiator products are tested and certified in accordance with protocols developed by the National Institute of Justice, US Military Specification and European Ballistics Standards.

Gladiator proudly employs retired Law Enforcement and Military personnel across virtually all functional areas within the Gladiator organization including Sales & Marketing, Distribution, Operations, Product Development/Innovation and Tactical Training.

What Sets Gladiator Apart?

We offer top quality solutions for Federal, State and Local Law Enforcement agencies, First Responders, National Armed forces, and Independent Security Contractors.

Unsurpassed Quality & Value

Our products provide extreme lightweight, incredible comfort, maximum strength solutions at affordable prices, without compromising performance, durability or quality.

Round Dispersion Technology (RDT)

Our ballistic plates absorb the round rather than deflecting/spalling like steel or fracturing like Ceramic. RDT spreads the kinetic energy delivered by the round from the point of impact to the surrounding area, diffusing the forces of impact over a larger area and dispersing the force of the round impact.

Testing Protocol

To ensure the highest quality solutions, we age, test and certify our NIJ & Special Threat plates to and beyond certification standards. This enables Gladiator to warranty our plates to 10 years vs. the industry standard 5 years. While most testing is conducted with the widest spread for impact points (to reduce the kinetic energy absorbed by the armor material),we target the smallest area possible with the highest concentration of kinetic energy in a localized area of impact, providing Gladiator with the confidence that we are providing the highest strength to weight ratio solution to our customers.

Materials & Composition

Our products are manufactured from high strength, high durability materials. The performance of these materials enables Gladiator to provide a 10-year warranty. While other products tend to break down over time, our products are manufactured from Polyethylene and Ceramic materials, providing a long and unsurpassed service life.

Compliance

We conduct our sales in accordance with Department of Justice (DOJ), the Commerce Department and the Department of State ruled governing all export controls including the International Traffic in Arms Regulation (ITAR).

Customer Satisfaction

Our customer service is industry leading, delivering products within 4-6 weeks of order and providing timely updates throughout the production process.

Gladiator’s Capabilities

In addition to providing the highest quality ballistic protection, Gladiator also offers a full arrangement of tactical outfitting and equipment from some of the most respected brands in the industry.

Uniform Apparel Military and Law Enforcement

•	LE Duty and Patrol Uniforms
•	LE Under Cover Apparel
•	Military Field Uniforms
•	Uniform Footwear
•	Hats, Ball Caps and Belts
•	Embroidery and Screen Printing

Duty Gear Military and Law Enforcement

•	Armor Carriers (hard & soft)
•	Chest Rigs
•	Pouches; ammunition, radio, medical, admin
•	Packs and Bags
•	Duty Belts and War Belts
•	Holsters, up to Level III retention, light & laser compatible

Medical Gear

•	IFAK and First AID kits and Products
•	Field Trauma Kits and Products
•	Medical Supplies and Equipment

Optical Enhancement Devices

•	Night Vision Goggles
•	Night Vision Scopes
•	IR Devices

About United Security Specialists

USS Mission

The mission of USS is to recruit right, train right, and respond early. Our clients should expect day-to-day quality, consistency, and professionalism. Our security personnel are more experienced, better supervised, and are dedicated to the highest level of work.

USS History

USS was built on ethics and integrity. Kyle and Henry founded this company in 2017 when they discovered a number of industry practices that were neither ethical nor acceptable. Since both of them had been around in this industry for decades, starting USS was an exciting endeavor that had allowed them to utilize and combine their years of experience with their solid work ethic and integrity.  We value every client that has partnered with us, and we work to establish a solid relationship with our team. It is the strong relationship bonds that help our company continue to grow and to serve more valued partners.

Our Guards

We have highly trained and committed professionals from law enforcement, military, and security veterans’ communities who are all specializing in providing one thing: on site, visible protection. We take pride in delivering the highest level of trust to our clients; therefore, we have a robust qualifying process to ensure all our team members are not just qualified but also enthusiastic and professional.

Our Services

We pride ourselves in providing the most reliable protection in the security guard industry.  With over 10 years of experience, we have proven to be unshakable and trustworthy.  To enhance our service, we implement the latest technology into our process. With our mobile app provided by SilverTrac, our guards are able to check in, make reports and take photos in real time as they patrol.

USS will also focus on adding services which customize real-time remote monitoring enhanced by artificial intelligence with timely in person security response.

USS services are grouped into three main categories:
1) On Site Protection	2) Mobile Patrol	3) Event Security

___________________________________________________________________________________

On Site Protection

As a trusted provider of security specialists in the Bay Area, we understand the importance of reliable, professional and courteous security service, especially when it involves on-site protection at your establishment.  Regardless of the scale of your need, from a single guard at the reception area to deploying multiple teams of officers for warehouse protection, USS will provide your organization with a solution that fits for you and your team.

Starting with our risk assessment framework, our expertise is in efficiently and effectively developing solutions that match different combinations of business environments and their specific security needs.

___________________________________________________________________________________

Mobile Patrol

Having security specialists check in on your property on a scheduled route is a prevalent approach for many businesses that do not require a constant on-site presence. Our risk assessment team will help determine the most appropriate time frame and frequency of the patrolling route. Our licensed security specialists will carry out all of the inspection procedures designed specifically for your site according to plan. All activities are updated through our proprietary real-time reporting and location-tracking technology.   We pride ourselves in utilizing the latest technology to enhance our services. With our mobile app provided by SilverTrac, our guards are able to check in, file incident reports and take photos in real time as they patrol.

___________________________________________________________________________________

Event Security

USS has an outstanding track record as a top tier event security partner. We have solid experience with security and crowd control at major concerts, outdoors events and convention center programs. Our specialists are well-trained for large events so they can easily identify potential threats and mitigate them to avoid interruptions and disturbances.   With USS as your partner, you can focus on the event agenda knowing that your employees and guests are safe, litigation risk is reduced, and your event will go off without a hitch.

___________________________________________________________________________________

Our Competitive Strengths

Our competitive edge in the security industry lies in our in-field support and quality control through responsiveness to customers, investment in field, our supervisors and our administrative support. For guard services, this allows us to minimize the #1 strategic risk for our industry, which is litigation risk.  Another competitive advantage that we have is our access to a pipeline of highly professional, military-trained and experienced personnel for our high-end clients facing significant threats such as synagogues and schools.

In the protective products industry, our strength is the unsurpassed quality and value of our products.  Not only are our products light weight and comfortable, but we are able to provide the maximum level of ballistic protection at affordable prices, and without compromising performance, durability or quality.

Our desire to drive innovation and create ever lighter, stronger, more practical and effective products and protection solutions is what drives us. As a lean, flexible and nimble company, we are constantly challenging the status quo within our organization, and we are never set in our ways.  Through innovation we are able to deliver a lighter, thinner and more effective for ballistic protective plate for law enforcement, military and responsible civilians.

We are always working harder to strengthening the Gladiator community by raising our standards of customer service and overall customer satisfaction.  Our team is an industry leader in customer service, and we achieve this by delivering products much faster that our competition, usually within 4-6 weeks while providing timely updates throughout the production process.

Our Growth and Marketing Strategy

“We believe that those who protect and serve and risk their lives to preserve our way of life, shouldn’t have to spend a fortune to protect themselves.”

–Matt Materazo, Founder & CEO

The elements of our growth strategy start with our commitment to continuous capital reinvestment into our Company, its subsidiaries and our strategic industry partners.  We lead by example and set the pace for our industry in order to attract the leading regional security companies and protective products companies to join us as stakeholders.  The core of our business growth strategy is to engage directly with our community stakeholders in growing urban markets where the breakdown of cultural values and community investment has left a vacuum of need.

Risks Associated with Our Business

Our business is subject to numerous risks, which are more fully described in the section entitled “Risk Factor” beginning on page 14 of this document. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy.

As a result of these risks and other risks there is no guarantee that we will experience growth or profitability in the future.

Recent Developments

There are several trends that provide opportunities and risks for USS:

o	The breakdown and underfunding of traditional law enforcement leading to passive response to riots, resulting break-ins, shoplifting, and property destruction on the large scale (See Portland 2020).
o	The rise of the lawless corollary on the small scale with burgeoning vagrancy, break-ins and theft (e.g., catalytic converters in automobiles, construction materials such as tools and copper conduit).
o

The refusal of cities to enforce vagrancy laws and suppress the crime associated with chronic criminal trespassing and its detrimental effect on business. This leads to a transfer of burden to business owners who turn to private security companies to mitigate. This applies to all sectors – residential, commercial and municipal.

o

Finally, the sense of personal physical risk has been heightened in culture leading to the need to provide protection to employees and residents. For example, employees want protection as they come and go to their vehicle in areas of high crime.

Our Corporate Information

Our principal executive offices, and the principal executive offices of Gladiator and USS, are located at 9160 South 300 West, #101 Sandy, UT 84070. Our telephone number is (801) 706-9429. Our Internet website addresses are https://gladiatorsolutions.com and https://www.usselite.com. The information contained on, or that can be accessed through, our website is not a part of this document. We have included our website address in this document solely as an inactive textual reference.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Recent Accounting Pronouncements

See Note 2 of the accompanying consolidated financial statements for a discussion of recently issued accounting standards.

Employees

As of December 31, 2022, we had 168 employees, one of whom is employed as CFO for the Company and its subsidiaries on a full-time basis by the main operating subsidiary, United Security Services.  Out of the 168 employees the Company had 152 full time employees and 16 part-time employees.

Item 1A. Risk Factors.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located at James Maritime Holdings Inc., 9160 South 300 West, #101, Sandy, UT 84070, 70503 +1 801-706-9429. Our website addresses are https://gladiatorsolutions.com and https://www.usselite.com.

Item 3. Legal Proceedings.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with contractors and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTCQB Market under the symbol “JMTM”. The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Year Ended December 31, 2022	High	Low
Fourth quarter	$6.33	$5.50
Third quarter	$6.49	$4.00
Second quarter	$6.50	$5.00
First quarter	$6.00	$5.00

Year Ended December 31, 2021	High	Low
Fourth quarter	$5.25	$2.00
Third quarter	$2.99	$1.50
Second quarter	$2.99	$1.00
First quarter	$3.13	$2.50

On October 2, 2023, the closing sales price reported for our common stock was $6.00 per share and as of that date, we had approximately 123 holders of record of our common stock, and 9,064,129 shares outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock. We intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions and other factors that our board of directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no formally adopted compensation plans or equity incentive plans approved or submitted for approval by the shareholders.

Recent Sale of Unregistered Securities

During the year ended December 31, 2022, and December 31, 2021 the Company conducted the following sales of unregistered securities pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  The Company used this amount for working capital.

Throughout 2021 and 2022, the Company undertook multiple transactions involving the issuance of its common stock. On February 28, 2022, the Company issued 50,000 shares of common stock at a price of $1 per share to an officer, receiving $50,000 as consideration. On May 12, 2022, 100,000 shares were issued at the same price, with the Company receiving a combined total of $100,000 from two distinct investors. On September 23, 2022, as part of a stock-exchange agreement culminating in the acquisition of United Security Solutions, the Company issued 1,000,000 shares of common stock at $1 per share. Notably, 940,000 of these shares were allocated to an officer of USS. On October 11, 2022, the Company issued 100,000 units as part of a share purchase agreement, with each unit comprising one restricted common share and a warrant granting the holder the right to purchase an additional ten restricted shares at a price of $3.50 per share. Subsequently, on October 14, 2022, the Company issued 100,000 shares of common stock at $1 per share to an officer, garnering $100,000 in consideration. The same day, 300,000 shares were issued in return for consulting services, leading to the recognition of $300,000 in consulting expenses.

On February 8, 2021, Gladiator consummated a note agreement with Pink Holdings LLC, pursuant to which the Company received a principal sum of $10,000, accruing interest at an annual rate of 6%. This note, maturing on February 7, 2022, stipulates that both principal and accrued interest are due upon reaching maturity. The note accords the issuer an option to convert, either in part or in entirety, the outstanding principal or accrued interest into fully paid and non-assessable common shares of the Company. The conversion price is determined as the lower of 10% of the lowest trading price observed during the five-trading day period concluding on the conversion date per share.  The note permits the issuer to convert outstanding amounts into the Company’s common shares under specific terms. Funds raised were used for general corporate purposes. This transaction was executed in accordance with Section 4(2) of the Securities Act of 1933 and Regulation D, specifically Rule 504 and or Rule 701, without the engagement of underwriters.

On February 26, 2021, Gladiator entered into another note agreement with Pink Holdings LLC. Under this agreement, the Company procured $25,000, subject to an annual interest rate of 6% and maturing on February 25, 2022. The issuer retains the prerogative to convert any portion or the full outstanding amount of principal or interest into the Company’s fully paid and non-assessable common shares. The conversion rate is pegged at the lower of 10% of the lowest trading price during the trading day concluding on the conversion date per share. As of December 31, 2022, these notes remain unconverted and are past their respective due dates.  Funds raised were allocated for general corporate purposes. This transaction complied with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the involvement of underwriters.

On April 9, 2021, the Company issued 50,000 shares at $0.50 per share, collecting $25,000. The funds were used for general corporate purposes and to finance the acquisition of Gladiator and USS. The issuance was executed under Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and/or Rule 701, without the participation of underwriters.

On June 2, 2021, the Company issued 200,000 shares as compensation for consulting services, recognizing an expense of $100,000. This issuance was conducted in line with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the engagement of underwriters.

On July 20, 2021, the Company issued 750,000 shares to its CEO, CFO, and a Director as compensation for consulting services. On the same day, 1,600,000 preferred shares were converted into 750,000 common shares. Both transactions were completed in compliance with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the participation of underwriters.

On August 25, 2021, the Company issued 100,000 shares at $0.50 per share and paid $5,000 for legal services, leading to a recognized legal expense of $55,000. The funds raised were used for general corporate purposes. This transaction was executed in accordance with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the involvement of underwriters.

On September 23, 2021, subsequent to the resignation of Mr. Sierra from his position with USS, the Company entered into an agreement to repurchase 100 shares of its common stock previously held by Mr. Sierra. In consideration for the repurchase of the aforementioned shares, USS provided Mr. Sierra with a promissory note, initially valued at $637,500. The repurchase amount was subsequently reduced by an aggregate of $405,545, attributable to distributions previously made by the Company to Mr. Sierra, effectively serving as consideration for the repurchase and cancellation of a corresponding portion of the debt. Consequently, the residual amount, as documented in the promissory note, is $231,955. This note does not bear interest and is structured with monthly installment payments over a four-year term, with the inaugural payment slated for November 15, 2021. Prior to USS’s acquisition by James Maritime, the promissory note was discounted at a rate of 6%. However, in light of the acquisition, the note’s value was adjusted and recognized at its fair value, which amounted to $182,773. As of the close of the fiscal year on December 31, 2022, the promissory note’s outstanding principal is recorded at $168,276.  The funds were used for general corporate purposes. The transaction was carried out in compliance with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the involvement of underwriters.

On December 23, 2022, Gladiator entered into an agreement wherein the Company received a consideration of $50,000 in exchange for the commitment to issue 50,000 common shares to an officer of the Company. Notably, as of the fiscal year-end on December 31, 2022, these shares had not yet been formally issued. Consequently, in light of the deferred issuance, the transaction was recorded as a liability rather than as an equity transaction on the Company’s financial statements for the period ending December 31, 2022.  The raised funds were allocated for general corporate purposes. The share commitment was executed in accordance with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the engagement of underwriters.

On February 28, 2022, the Company issued 50,000 shares of common stock at $1 per share to an officer, raising $50,000. The funds were used for general corporate purposes and to finance the acquisition of Gladiator and USS. The issuance was conducted in line with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the participation of underwriters.

On May 12, 2022, the Company issued 100,000 shares at $1 per share, raising a total of $100,000 from two separate investors. The raised funds were allocated for general corporate purposes and to support the acquisition of Gladiator and USS. The shares were issued under Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504, without the involvement of underwriters.

On September 23, 2022, in alignment with a stock-exchange agreement leading to the acquisition of United Security Solutions, the Company issued 1,000,000 shares at $1 per share. Notably, 940,000 of these shares were allotted to an officer of USS. The funds facilitated the acquisition of USS. The transaction was executed under Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the engagement of underwriters.

On October 11, 2022, 100,000 units were issued as part of a share purchase agreement. Each unit consisted of one restricted common share and a warrant allowing the holder to purchase ten additional restricted shares at $3.50 per share. The funds raised were intended for general corporate purposes. This transaction complied with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504, without the participation of underwriters.

On October 14, 2022, the Company issued 100,000 shares at $1 per share to an officer, generating $100,000. On the same day, 300,000 shares were issued in compensation for consulting services, leading to a recognized consulting expense of $300,000. Both issuances were carried out in accordance with Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 504 and or Rule 701, without the involvement of underwriters.

As of January 1, 2021, no warrants were outstanding. During 2022, the Company granted 1,000,000 warrants with an exercise price of $3.50. As of December 31, 2022, these warrants remain outstanding and exercisable at the set exercise price.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For JMTM, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

·	our ability to maintain and grow our existing customer base;

·	the amount and timing of our cash flows and earnings, which may be impacted by customer, competitive, supplier and other dynamics and conditions;

·	our ability to maintain or improve margins through business efficiencies;

·	our ability to launch new product and service offerings that achieve market acceptance with acceptable margins;

·

changes in law, economic and financial conditions, including tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest and exchange rate volatility, and trade tariffs applicable to the products we sell;

·	the impact of potential information technology, cybersecurity or data security breaches.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed above. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of our Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Business Overview

James Maritime Holdings, Inc. operates mainly through its subsidiaries, Gladiator and USS. Gladiator specializes in the distribution of personal protective products, largely through mail-in orders and e-commerce channels. On the other hand, USS offers a combination of professional security personnel services, enhanced by smartphone-based security applications, providing a unique blend of traditional and modern security solutions. The consolidated financial statements were prepared according to U.S. GAAP and SEC regulations. The Company has adopted a December 31 fiscal year-end for financial statement reporting.

The financial statements were prepared with estimates and assumptions that impact the reported amounts of assets and liabilities. These estimates were used for inventories, impairment of long-term assets, and derivatives. The actual results could differ significantly from these estimates.  Business combinations were accounted for using the acquisition method. Assets, liabilities, and any remaining non-controlling interests were recognized at fair value on the acquisition date. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests, was recognized as goodwill.  The company considers investments with an original maturity of three months or less at the purchase date as cash and cash equivalents.

Recent Developments

During the past two fiscal years, the company underwent significant corporate changes.

Share Exchange Agreements and Stock Conversions

James Maritime solidified its position in the market by becoming the majority shareholder of Gladiator Solutions Inc., holding approximately 86.7% of all shares outstanding as of December 13, 2021. The acquisition of Gladiator Solutions, Inc. resulted in the issuance of 866,667 shares and brought the total common stock balance to 7,354,129 by the end of 2021.  Furthermore, on September 23, 2022, the company fortified its portfolio by completing a share exchange agreement with USS, resulting in James Maritime securing 100% of all USS shares.  The acquisition of USS resulted in the issuance of 1,000,000 shares by the end of 2022, and the common stock balance reached 9,004,129.  Additional paid-in capital also saw a significant increase to $13,656,447, reflecting the stock issuances and compensations during the year.

There were multiple issuances of common stock for diverse purposes, ranging from shareholder-related issuances to share-based compensations and acquisitions.  In 2021, our preferred stock decreased from 2,000,000 to 400,000 shares.  This decrease was primarily due to the conversion of preferred stock to common stock. Specifically, 1,600,000 shares of preferred stock were converted, leading to the issuance of 750,000 shares of common stock.  Total shareholders’ equity, which includes both equity attributable to the company and non-controlling interest, increased from $419,248 at the end of 2021 to $2,182,693 by the end of 2022.

Going concern

The Company’s consolidated financial statements as of December 31, 2022, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

Although the Company generated net income of $204,894 during the year ended December 31, 2022, the Company generated an operating loss of $2,313,262. The net income generated was mainly caused by $3 million received for the employee retention credit during 2022. The accumulated deficit as of December 31, 2022 is $11,454,076 ($11,658,970 as of December 31, 2021). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2022 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2023 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Years ended December 31, 2022 and 2021

For the year ending December 31, 2022, the Company had net sales of $4,063,122, in contrast to $1,979 in 2021.  Accounts receivables reached $722,367 as of December 31, 2022, marking an increase from the absence of any reported receivables as of December 31, 2021. This resulted from a growth in credit sales and longer collection durations in 2022. Intangible assets increased by $2,772,010 from $1,378,270 in 2021 to $4,150,280 in 2022 as a result of the Gladiator and USS acquisitions.  Collectively, the assets of the Company expanded from $1,488,730 as of December 31, 2021 to $5,774,808 as of December 31, 2022.

Accounts payable and accrued expenses increased by $631,966 year over year. Deferred revenue, from advanced payments or unearned revenue, also saw an increase of $230,000 in 2022.  Liabilities increased significantly from $1,069,482 as of December 31, 2021 to $3,592,115 as of December 31, 2022.

Cost of Revenue

The cost of goods sold for 2022 was $3,213,604, reflecting the heightened sales activities, compared to just $82 in 2021. This growth in sales resulted from enhanced business operations and an expanded customer base as a result of global volatility and military conflicts in 2022.

General and Administrative

Selling, general, and administrative expenses were $3,162,780 in 2022, in comparison to $764,257 in 2021.  General and administrative expenses increased mainly due to accounting and legal expenses and administrative expenses resulting from our rapid growth via the acquisition of Gladiator and USS.

Other Income and Expenses

There was a gain from employee retention credits amounting to $2,959,811 and a gain on settlement of $398,922 in 2022. However, these gains were offset by interest expenses of $766,579 and financial expenses of $158,797, among other costs. In total, the net other income for 2022 was $2,426,707, a significant increase from net other expense of $3,667 in 2021.

Net loss and Net Gain

The Company reported a net income of $113,445 for 2022, compared to a net loss of $766,027 in 2021. After accounting for the net loss attributable to non-controlling interests, the net income attributable to James Maritime Holdings, Inc. and its subsidiaries for 2022 was $204,894, in contrast to a net loss of $761,727 in 2021.  On a per-share basis, the basic and diluted net loss for 2022 was $0.03 and $0.02, respectively, compared to a net loss per share of $0.21 in both basic and diluted terms for 2021.

Liquidity and Capital Resources

Operating Activities

For the year ended December 31, 2022, the Company reported net cash provided by operating activities of $178,269, up from $16,215 in 2021. This increase can be mainly attributed to the net income of $113,445 reported in 2022, as opposed to the net loss of $766,027 in 2021. Other significant non-cash adjustments in 2022 included the amortization of intangible assets of $780,086, depreciation expenses, and share-based compensation for services amounting to $300,000. Changes in working capital, notably a decrease in accounts receivable by $515,834 and an increase in deferred revenue by $230,000, also impacted cash flows from operating activities.

Investing Activities

In 2022, the net cash provided by investing activities was $9,637, primarily due to the cash acquired from the acquisition of United Security Specialists, Inc. (USS) of $21,437, offset by an acquisition of property and equipment of $11,800. In comparison, in 2021, the Company had net cash inflows of $60,349 from investing activities, predominantly from the cash acquired from the acquisition of Gladiator Solutions, Inc.

Financing Activities

Financing activities in 2022 resulted in a net cash inflow of $157,088. This was mainly due to proceeds from the issuance of common stock amounting to $350,000, proceeds from notes of $150,000, and proceeds from loans of $395,500. These inflows were partly offset by payments towards notes and loans, totaling $788,412. In 2021, the financing activities led to a net cash inflow of $19,968, primarily from the proceeds from the issuance of common stock.

In summary, the Company experienced a net increase in cash of $344,994 in 2022, bringing the cash balance at the end of the year to $455,454. The cash position was $110,460 at the end of 2021.

In addition to the standard cash flows, it’s important to note the substantial non-cash activities. In 2022, the Company acquired USS through a share-exchange valued at $1,000,000. In 2021, the acquisition of Gladiator Solutions, Inc. through a share-exchange that was valued at $433,334.

Going concern

The Company’s consolidated financial statements as of December 31, 2022, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

Although the Company generated net income of $204,894 during the year ended December 31, 2022, the Company generated an operating loss of $2,313,262. The net income generated was mainly caused by $3 million received for the employee retention credit during 2022. The accumulated deficit as of December 31, 2022 is $11,454,076 ($11,658,970 as of December 31, 2021). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2022 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2023 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS YEARS

ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Management of James Maritime Holdings Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of James Maritime Holdings Inc and subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and has not yet established an ongoing source of revenue to finance its operating expenses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

October 24, 2023

Tanner LLC| Key Bank Tower at City Creek | 36 S. State St., Suite 600, Salt Lake City, UT 84111-1400

Main 801.532.7444 | Fax 801.364.5331 | tannerco.com

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS

OF DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS

Cash	$455,454	$110,460
Accounts receivables	722,367	-
Prepaid expenses and other current assets	70,487
Total current assets	1,248,308	110,460

Due from related parties	7,379	-
Intangible assets	4,150,280	1,378,270
Property and equipment, net	200,502	-
Right-of-use asset	168,339	-
Total assets	$5,774,808	$1,488,730

LIABILITIES

Accounts payable and accrued expenses	$921,230	$289,264
Accrued payroll expenses	161,360	-
Due to related parties	-	154,968
Deferred revenue	400,000	170,000
Common stock to-be-issued	50,000	-
Notes payable, current portion	323,562	25,955
Convertible debenture, current portion	35,000	30,096
Loans payable, current portion	585,831	-
Embedded conversion feature	331,399	331,399
Operating lease liability, current	114,400	-
Total current liabilities	2,922,782	1,001,682

Notes payable, net of current portion	110,287	-
Loans payable, net of current portion	490,093	67,800
Operating lease liability	68,953	-
Total liabilities	3,592,115	1,069,482

SHAREHOLDERS’ EQUITY
Preferred Stock – Series A, 2,000,000 authorized shares, $0.001 par value; 400,000 shares issued and outstanding, as of December 31, 2022 (400,000 as of December 31, 2021)	400	400
Common Stock, 90,000,000 shares authorized, $0.001 par value; 9,004,129 shares issued and outstanding as of December 31, 2022 (7,354,129 as of December 31, 2021)	9,004	7,354
Additional paid-in capital	13,656,447	12,008,097
Accumulated deficit	(11,454,076)	(11,658,970)
Equity attributable to shareholders of James Maritime Holdings, Inc.	2,211,775	356,881
Non-controlling interest	(29,082)	62,367
Total equity	2,182,693	419,248
Total liabilities and shareholders’ equity	$5,774,808	$1,488,730

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year ended December 31,
	2022	2021
Net sales	$4,063,122	$1,979
Cost of goods sold	3,213,604	82
Gross profit	849,518	1,897

Selling, general, and administrative expenses	3,162,780	764,257
Operating loss	(2,313,262)	(762,360)

Other income (expense)
Interest income	118	-
Interest expense	(766,579)	(2,621)
Financial expenses	(158,797)	-
Change in fair value of derivative liability	-	(1,046)
Gain on settlement	398,922	-
Employee retention credit	2,959,811	-
Other expenses	(6,768)	-
Total other income (expense), net	2,426,707	(3,667)

Net income (loss)	$113,445	$(766,027)

Less: net loss attributable to non-controlling interests	(91,449)	(4,300)

Net income (loss) attributable to James Maritime Holdings, Inc. and subsidiaries	$204,894	$(761,727)

Weighted average number of common shares outstanding:
Basic	7,842,865	5,261,343
Diluted	8,271,751	5,261,343

Net income (loss) per share:
Basic	$0.03	$(0.21)
Diluted	$0.02	$(0.21)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR

THE YEARS ENDED DECEMBER 31, 2022 AND 2021

							Total Equity
					Additional		attributable	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	to the	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Company	interest	equity
Balance as at January 1, 2021	2,000,000	$2,000	4,387,462	$4,387	$10,901,130	$(10,897,243)	$10,274	$-	$10,274
Issuance of common stock to shareholders	-	-	50,000	50	24,950	-	25,000	-	25,000
Conversion of preferred stock to common stock	(1,600,000)	(1,600)	750,000	750	850	-	-	-	-
Share-based compensation for professional and consulting services	-	-	1,300,000	1,300	648,700	-	650,000	-	650,000
Acquisition of Gladiator Solutions, Inc.	-	-	866,667	867	432,467	-	433,334	66,667	500,001
Net loss	-	-	-	-	-	(761,727)	(761,727)	(4,300)	(766,027)

Balance as at December 31, 2021	400,000	$400	7,354,129	$7,354	$12,008,097	$(11,658,970)	$356,881	$62,367	$419,248

Issuance of common stock and warrants to shareholders	-	-	350,000	350	349,650	-	350,000	-	350,000
Share-based compensation for professional and consulting services	-	-	300,000	300	299,700	-	300,000	-	300,000
Acquisition of United Security Specialists, Inc. (USS)	-	-	1,000,000	1,000	999,000	-	1,000,000	-	1,000,000
Net income (loss)	-	-	-	-	-	204,894	204,894	(91,449)	113,445

Balance as at December 31, 2022	400,000	$400	9,004,129	$9,004	$13,656,447	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$113,445	$(766,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	-	572
Non-cash interest expense	26,051	113
Amortization of intangible assets	780,086	22,142
Depreciation expense	10,882	-
Depreciation of right-of-use asset	14,576	-
Accretion expense	31,694	1,726
Share-based compensation for services	300,000	650,000
Gain on settlement	(398,922)	-
Change in fair value of derivative liability	-	1,046
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(60,000)	9,086
Accounts receivable	(515,834)	784
Right-of-use asset	10,924	-
Accounts payable and accrued expenses	(101,934)	11,523
Accrued payroll	(11,006)	-
Due to/from related parties	(224,726)	-
Deferred revenue	230,000	85,250
Operating lease liability	(26,967)	-
Net cash provided by operating activities	178,269	16,215
Cash flows from investing activities
Cash acquired from acquisition of Gladiator	-	60,349
Cash acquired from acquisition of USS	21,437	-
Acquisition of property and equipment	(11,800)	-
Net cash provided by (used in) investing activities	9,637	60,349

Cash flows from financing activities
Proceeds from issuance of common stock	350,000	25,000
Proceeds from shares to-be-issued	50,000	-
Proceeds from notes	150,000	-
Payment of notes	(171,944)	(5,032)
Proceeds from loans	395,500	-
Payment of loans	(616,468)	-
Net cash provided by financing activities	157,088	19,968

Net increase (decrease) in cash	344,994	96,532

Cash, beginning of year	110,460	13,928
Cash, end of year	$455,454	$110,460

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest paid on loans	$65,991	$782
Interest paid on notes	24,122	-
Cash received during the year:
Cash received from Employee Retention Tax Credit	$2,959,811	$-
Substantial non-cash activities:
Acquisition of Gladiator through share-exchange	$-	$433,334
Acquisition of USS through share-exchange	1,000,000	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

1. Nature and Continuance of Operations

Business Operations Basis of Presentation

The accompanying consolidated financial statements include the accounts of James Maritime Holdings Inc. (“James Maritime”) and its majority-owned subsidiary, Gladiator Solutions Inc. (“Gladiator”), and its wholly owned subsidiary United Security Specialists Inc. (“USS”) (collectively as the “Company”). James Maritime Holdings, Inc. was incorporated in the State of Nevada on January 23, 2015.

Substantially all of the Company’s business is conducted through its subsidiaries, Gladiator and USS. Gladiator produces revenues through the distribution of personal protective products, primarily through mail-in orders to customers or via e-commerce sales generated through their website. USS provides professional security personnel enhanced by smartphone-based security applications.

Share Exchange Agreement – Gladiator Solutions, Inc.

On December 13, 2021, James Maritime Holdings completed a share exchange agreement with Gladiator.

As a result of the exchange, James Maritime became the majority shareholder of Gladiator Solutions Inc., holding approximately 86.7% of all shares outstanding. See Note 3 for further information.

Share Exchange Agreement – United Security Specialists, Inc.

On September 23, 2022, James Maritime Holdings completed a share exchange agreement with USS.

As a result of the exchange, James Maritime became the sole shareholder of USS, holding 100% of all shares outstanding. See Note 4 for further information.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Company has adopted a December 31 fiscal year-end for financial statement reporting purposes.

All operations activity related to James Maritimes’ subsidiary, Gladiator, will only reflect activity from December 13, 2021 through December 31, 2021, the period for which Gladiator was acquired and owned by James Maritime. All operations from 2022 are included within the year ended December 31, 2022 consolidated statement of operations.

All operations activity related to James Maritimes’ subsidiary, USS, will only reflect activity from September 23, 2022 through December 31, 2022, the period for which USS was acquired and owned by James Maritime.

All intercompany balances were eliminated in the consolidated financial statements. Non-controlling interests are classified in the accompanying consolidated balance sheets as a component of equity. The amounts of consolidated net income (loss) attributable to both the Company and the non-controlling interests are separately presented in the accompanying consolidated statement of operations.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Going concern

The Company’s consolidated financial statements as of December 31, 2022, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

Although the Company generated net income of $204,894 during the year ended December 31, 2022, the Company generated an operating loss of $2,313,262. The net income generated was mainly caused by $3 million received for the employee retention credit during 2022. The accumulated deficit as of December 31, 2022 is $11,454,076 ($11,658,970 as of December 31, 2021). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2022 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2023 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities.

Estimates are used for, but not limited to, the accounting for inventories, impairment of long-term assets and derivatives.

It is reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existing at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results of could differ significantly from those estimates.

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non- controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of assets and liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Concentration of Credit Risk

The Company maintains its cash accounts with financial institutions, where, at times, deposits exceed federal insurance limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances due to its assessment of the credit worthiness and financial viability of the financial institutions.

Inventories

Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, which includes standard cost paid to suppliers, shipping costs, and other costs. The Company values its inventory using specific identification method of each inventory item. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.

Accounts Receivable

Accounts receivables are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2022 and 2021, the Company determined that no allowance was necessary.

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use (“ROU”) assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. Leases that are insignificant or with a 12-month term or less at inception are not recorded on the consolidated balance sheet and are expensed as incurred in the consolidated statements of operations. As of December 31, 2022, the Company leased real estate and office space under non-cancelable operating lease agreements that qualified for ROU accounting treatment.

Property and equipment

The Company records depreciation when appropriate using the straight-line method over the estimated useful life of the assets. Property and equipment are stated at cost less accumulated depreciation. The estimated useful lives of the Company’s property and equipment by class are as follows:

Asset classes	Useful lives (in years)
Vehicles	5
Furniture and fixtures	7

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Management regularly reviews property, equipment, and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of December 31, 2022.

Intangible Assets

Intangible assets are recorded at their estimated fair value at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. During the years ended December 31, 2022 and 2021, the Company determined that all intangibles were fully recognizable at their net book values and therefore no impairment was deemed necessary.

On December 13, 2021, the Company executed a share exchange agreement that resulted in the recognition of intangible assets (see Note 3 – Gladiator Share Exchange Agreement). Management has determined that the intangible assets extrapolated from the share exchange agreement will be amortized over a useful life of 3 years.

On September 23, 2022, the Company executed a share exchange agreement that resulted in the recognition of intangible assets (see Note 4 – USS Share Exchange Agreement). Management has determined that the intangible assets extrapolated from the share exchange agreement will be amortized over the useful life of 3 years.

Convertible Debt and Derivative Liabilities

The convertible debt is convertible into shares of common stock at a conversion rate of 10% of the lowest trading price during the previous five trading days. The terms of the embedded conversion feature require embedded derivative instrument treatment and classification as a separate liability. The conversion feature and certain other features are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, which are to be recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note. The Company records the resulting discount on debt related to the conversion features at initial transaction and amortizes the discount using the effective interest rate method over the life of the debt instruments. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the consolidated statement of operations.

Revenue recognition

The Company recognizes revenue when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services.

The Company determines revenue recognition through the following five steps:

(1)  Identify the contract with the customer,

(2)  identify the performance obligations in the contract,

(3)  determine the transaction price,

(4)  allocate the transaction price to the performance obligations in the contract; and

(5)  recognize revenue when, or as, the performance obligations are satisfied.

Net revenues from Gladiator primarily consist of sales of personal protective products, including armor, plates, helmets, shields, and accessories shipped directly to customers. All revenue transactions for Gladiator comprise a single performance obligation, which consists of the sale of products to customers either through wholesale, intermediary, or direct-to-consumer channels. The company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In all of the Companies revenue channels, transfer of control takes place at the point of sale upon shipment to customer.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Net revenues from United Securities primarily consist of security services provided to large residential, industrial, construction and government clients. Contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. The Company does offer discounts, but historically the discounts have been insignificant. The Company satisfies the performance obligation for the agreed-upon period of time and location and records revenues after completion. There are no services that would be considered fulfilled over an extended period of time and necessitate different accounting treatment.

Advertising Costs

Advertising costs are charged to selling, general, and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears. Advertising expenses for the years ended December 31, 2022 and 2021, were $50,110 and $595, respectively.

Shipping and Handling Costs

The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold. For the years ended December 31, 2022 and 2021, shipping and handling costs totaled $35,122 and $0, respectively.

Earnings per Share

Basic earnings per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income (loss) available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock units and other equity awards. For the year ended December 31, 2022, the Company generated a net income, therefore calculated diluted earnings per share with the applicable equity instruments. For the year ended December 31, 2021, the Company generated net losses, therefore applying applicable equity instruments for diluted earnings per share would have had an anti-dilutive effect. Please see Note 14 for the computation of earnings per common share for the years ended December 31, 2022 and 2021.

Fair Value of Financial Instruments

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes and loans approximate fair value because of the short-term maturity of those instruments.

The Company groups its recurring, non-recurring and disclosure-only fair value measurements into the following levels when making fair value measurement disclosures:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and / or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

The Company received a fair value assessment from a third-party prior to the business combination with Gladiator. See Note 3 for further details and assumptions used in the calculation.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date of a change in tax rates. Deferred income tax assets are reduced by valuation allowances when necessary. On December 31, 2022 and 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The 2019 through 2022 tax years remain subject to examination by federal and most state tax authorities.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings. The Company evaluates the perceived merits of any legal proceedings, or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is possible but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Non-controlling Interests

Non-controlling interests are classified in the accompanying consolidated balance sheet as a component of equity. The amounts of consolidated net income (loss) attributable to both the Company and the non-controlling interests are separately presented in the accompanying consolidated statements of operations.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13. Credit Losses (Topic 326) – Measurement of Credit Losses of Financial Statements Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables, which may result in the earlier recognition of allowance for losses. ASU 2016-13 is effective beginning January 1, 2023 and early adoption is permitted. The adoption of ASU 2016-13 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

In August 2020, the FASB issued ASU 2020-06 “Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance- based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company has retrospectively adopted ASU 2020-06, effective as of January 1, 2021. The adoption of ASU 2020-06 has a significant impact on the Company’s financial statement presentation and disclosures as it relates to the convertible debentures issued during 2021.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity- classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021- 04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

3. Share Exchange Agreement with Gladiator Solutions, Inc.

On December 13, 2021 (the “Gladiator Closing date”), Gladiator (the “seller”) entered into a share exchange agreement with the Company, in which all the outstanding shares of Gladiator, 750,000 common shares, no par value, were exchanged for 1,000,000 shares, $0.001 par value of James Maritime’s common stock.

On the Closing date, one of the seller’s shareholders dissented from participating in the acquisition, which immediately resulted in a noncontrolling interest after the completion of the share purchase agreement. The noncontrolling interest is equivalent to the shareholder’s proportionate holdings of 100,000 Gladiator shares, or 13.3%. The remaining shareholders with an equity stake of 86.7% exchanged their total aggregate shares of 650,000 for 866,667 of James Maritime’s common stock shares.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The Company also included contingent considerations if Gladiator meets or exceeds certain earnings before interest, taxes, amortization (“EBITDA”) thresholds:

-

$3,000,000 and 25% during any consecutive twelve-month period commencing on the Gladiator closing date and ending December 31, 2024 (the “Measurement period”), the Company shall issue one (1) additional share for each two (2) shares of James Maritime stock received by such shareholder;

-	$5,000,000 and 25% during the measurement period, one (1) additional share of James Maritime stock for each one (1) share of James Maritime stock received by such shareholder at the closing;
-	$10,000,000 during the measurement period, one (1) additional share of James Maritime stock for each one (1) share of James Maritime stock received by such shareholder at the closing;
-

Conversely, in the event Gladiator’s revenues and EBITDA percentage does not equal or exceed $2,000,000 and 25%, respectively, during any consecutive twelve-month period commencing on the closing date and ending on the 24-month anniversary of the Closing date, the seller’s shareholders shall return to the Company an aggregate of 500,000 shares of James Maritime common stock.

The Company utilized a third-party valuation specialist to calculate the intangible assets and estimate the purchase price of the agreement. The valuation utilized a share purchase price of $0.50, which constitutes a Level 2 fair value measurement.

Purchase price (2)	$433,334
Plus: Net liabilities assumed (3)	967,079
Intangibles (1)	$1,400,413

(1)   Intangibles were determined to consist of two separately identifiable intangible assets to be amortized over their useful lives of 3 years (the average time the company has maintained customer relationships). 50% of the value or

$700,206 was attributed to Supplier Relationships and 50% of the value or $700,206 was attributed to Customer Relationships.

(2)   The purchase price was calculated by taking the recapitalization of James Maritime Holdings shares of 866,667 (previously 650,000 Gladiator shares) at $0.50 per share, resulting in a total purchase price of $433,334.

(3)  Identifiable assets acquired, and liabilities assumed:

The following tables present the allocation of the purchase consideration, which includes tangible assets acquired and liabilities assumed, based on their assessed fair values.

Assets acquired:
Cash	$60,349
Accounts receivable	1,356
Total assets acquired	$61,705

Liabilities assumed:
Accounts payable and accrued expenses	$264,909
Deferred revenue	84,750
Due to related parties	154,948
Note payable	30,987
Convertible debenture	28,370
Loan	67,800
Derivative liability	330,353
Minority interest (4)	66,667
Total liabilities assumed	$1,028,784

Net assets (liabilities) acquired/assumed	$(967,079)

(4) The non-controlling interest was calculated by taking the Level 2 fair value assessment of price per share of $0.50 and multiplying by the recapitalization of James Maritime Holdings shares of 133,333 (previously 100,000 Gladiator shares), resulting in a non-controlling interest valuation of $66,667.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

If the share exchange agreement had occurred on January 1, 2021, the pro forma consolidated revenues at December 31, 2021 would have amounted to approximately $308,051 and the consolidated operating loss would have amounted to approximately $1,000,940.

4. Share Exchange Agreement with United Securities Specialists, Inc. (USS)

On September 23, 2022 (the “USS Closing date”), USS entered into a share exchange agreement with the Company, in which all the outstanding shares, 100 common shares, no par value, were exchanged for 1,000,000 shares, $0.001 par value of James Maritime common stock.

The Company also included contingent considerations if USS meets or exceeds certain earnings before interest, taxes, amortization (“EBITDA”) thresholds:

-

$20,000,000 and 15% during any consecutive (12) month period commencing on the Closing date and ending on December 31, 2025 (“the Measurement Period”), the Company shall issue an aggregate 500,000 shares of James Maritime stock

-	$30,000,000 and 15% during the measurement period, the Company shall issue an aggregate 500,000 shares of James Maritime stock
-	$40,000,000 and 15% during the measurement period, the Company shall issue an aggregate 500,000 shares of James Maritime stock
-	$50,000,000 and15% during the measurement period, the Company shall issue an aggregate 500,000 shares of James Maritime stock

If all criteria are met, an aggregate of 2,000,000 earnout shares will be awarded to the Company.

The Company utilized a third-party valuation specialist to calculate the intangible assets and estimate the purchase price of the agreement. The valuation utilized a share purchase price of $1.00, which constitutes a Level 2 fair value measurement.

The allocation of the purchase price in connection with the acquisition of USS was calculated as follows:

Purchase price (2)	$1,000,000
Plus: Net liabilities assumed (3)	2,439,614
Intangibles (1)	$3,439,614

(1) Intangibles were determined to consist of two separately identifiable intangible assets to be amortized over their useful lives of 3 years (the average time the Company has maintained customer and employee relationships). 50% of the value or $1,719,807 was attributable to Employee Expertise and 50% of the value or $1,719,807 was attributable to Customer Relationships.

(2) The purchase price was calculated by taking the recapitalization of James Maritime Holdings shares of 1,000,000 (previously 100 Company shares) at $1.00 per share, resulting in a total purchase price of $1,000,000.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The following tables present the allocation of the purchase consideration, which includes tangible and intangible assets acquired and liabilities assumed, based on their assessed fair values

Assets acquired:
Cash	$21,437
Accounts receivable	206,536
Prepaid expenses	10,487
Property and equipment	199,584
Right-of-use asset	193,839
Intangible assets	99,609
Total assets acquired	$731,492

Liabilities assumed:
Accounts payable and accrued expenses	$704,637
Accrued payroll	172,366
Notes payable – current and non-current	1,017,771
Loan – current and non-current	1,066,012
Operating lease liability – current and non-current	210,320
Total liabilities assumed	$3,171,106

Net assets (liabilities) acquired/assumed	$(2,439,614)

If the share exchange agreement had occurred on January 1, 2022, the pro forma consolidated revenues at December 31, 2022 would have amounted to approximately $9,420,417 and the consolidated operating loss would have amounted to approximately $2,301,112.

5. Intangible Assets

The Company’s intangible assets are as follows:

	December 31, 2022	December 31, 2021
Customer relationships	$2,420,014	$700,206
Supplier relationships	700,207	700,206
Employee expertise	1,719,807	-
Software development costs	99,609	-
Less: accumulated amortization	(789,357)	(22,142)
Net intangible assets	$4,150,280	$1,378,270

Amortization expense for the twelve months ended December 31, 2022 and 2021 equated to $780,086 and $22,142, respectively and is included in selling, general, and administrative expenses in the consolidated statements of operations.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

6. Property and Equipment

The table below displays the Company’s property and equipment balances as of December 31, 2022 and 2021, respectively.

	December 31,	December 31,
	2022	2021
Furniture and fixtures	$16,062	$-
Vehicles	195,322	-
Less: accumulated amortization	(10,882)	-

Total property and equipment, net	$200,502	$-

Depreciation expense for the twelve months ended December 31, 2022 and 2021 equated to $10,882 and $nil, respectively and is included in selling, general, and administrative expenses in the consolidated statements of operations.

7. Lease Payable

The Company leases its headquarters office. Leases with an initial term of 12 months or less or are immaterial are not included on the balance sheets. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations. This lease is for a 48.5-month term, expiring on July 31, 2024, with an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522.

The components of lease expense included on the Company’s consolidated statements of operations were as follows:

As of December 31, 2022
Weighted average remaining lease term (in years)	1.58
Weighted average discount rate	6%

Amounts relating to operating leases were presented on the consolidated balance sheets as of December 31, 2022 in the following line items:

December 31, 2022
Operating Leases
ROU lease assets	$168,339
Lease liabilities, short-term	114,400
Lease liabilities, long-term	68,953

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of December 31, 2022 is as follows:

Operating Lease
Fiscal Year	Payments
2023	$122,512
2024	73,412
Total minimum lease payments	195,924
Less: imputed interest	(12,571)
Present value of future minimum lease payments	183,353
Less: current lease liabilities	(114,400)
Operating lease liabilities, non-current	$68,953

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

8. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses balance consists of the following for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accounts payable	$723,886	$248,126
Credit card liability	156,115	11,912
Accrued interest	26,809	1,771
Taxes payable	14,420	27,455
	$921,230	$289,264

9. Notes Payable, current and non-current

The following table summarizes the outstanding notes payable amount owed by the Company:

		As of December 31,
		2022	2021
Kapitus	(a)	$122,973	$25,955
Henry Sierra	(b)	168,276	-
IOU	(c)	142,600	-
Total notes payable outstanding		$433,849	$25,955
Notes payable, current portion		323,562	25,955
Notes payable, excluding current		110,287	-

(a)

On November 4, 2020 Gladiator received $69,800 from their supplier, Kapitus Servicing Inc. Gladiator agreed to pay back the note in weekly installments of $1,419, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $22,336 (45.6% per annum). For the year ended December 31, 2022 and for the period December 13, 2021 through December 31, 2021, Gladiator paid $155 and $240 in interest expense related to this note, respectively. The note has been fully paid off.

On August 20, 2021, Gladiator received $25,500 from their supplier, Kapitus Servicing Inc. Gladiator agreed to pay back the note in weekly installments of $519, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $8,205 (46.5% per annum). For the year ended December 31, 2022 and for the period December 13, 2021 through December 31, 2021, Gladiator paid $4,514 and $541 in interest expense related to this note, respectively. The note has been fully paid off.

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2022, Gladiator paid $18,018 in interest expense related to this note.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by James Maritime, for an adjusted fair value of $182,773. As of December 31, 2022, the note has an outstanding principal of $168,276.

(c)

On May 31, 2022, USS entered into a promissory note agreement with IOU Central Inc. for $336,000, which matures on November 29, 2023. The Company agreed to pay back the note in weekly installments of $5,690 and a final payment of $2,831, which includes interest, as well as incudes $1,038 attributable to the weekly loan guarantee fee. An origination fee of $36,000 and a loan guarantee fee of $81,000 are included in the principal was charged and discounted against the note over the term. As of December 31, 2022, the note has an outstanding principal balance of $211,246 and a debt discount of $68,646.

10. Loans, current and non-current

The following table summarizes the outstanding loans amount owed by the Company:

		As of December 31,
		2022	2021
Quattro Capital	(a)	$237,500	$-
Merchant cash advances	(b)	206,680	-
Vehicle loans	(c)	117,971	-
Newtek	(d)	395,973	-
SBA Loan	(e)	67,800	67,800
Westwood settlement	(f)	50,000	-
Total loans outstanding		$1,075,924	$67,800
Loans, current portion		585,831	-
Loans, excluding current		490,093	67,800

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these consolidated financial statements are filed, the loan is in default.

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company receivednet amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of December 31, 2022, $77,368 remains outstanding ($107,578 principal netted against $30,210 of a debt discount).

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(b)

On November 18, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with GHI Funding, LLC (“GHI”). The Company received a net amount of $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by GHI. The Company agreed to pay $2,600 every day for which funds are available to be sent to GHI until paid off in its entirety. As of December 31, 2022, $103,312 remains outstanding.

On December 28, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with Adar Funding, LLC (“AF”). The Company received a net amount $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by AF. The Company agreed to pay $5,000 every day for which funds are available to be sent to AF until paid off in its entirety. As of December 31, 2022, $26,000 remains outstanding.

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. During the period beginning September 23, 2022 and ended December 31, 2022, the Company made principal repayments of $47,268 for its vehicle loans. At December 31, 2022, the total amount outstanding is $117,971 with 9 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $98 to $695, with an aggregate monthly payment of $4,923. All loans have a term between 1 and 6 years.

(d)

On December 30, 2020, USS entered into a $466,000 loan agreement (“NewTek loan”) with an outside lender, NewTek Small Business Finance, LLC. The U.S. Small Business Administration (“SBA”) agreed to guarantee up to 75% of the NewTek loan principal in exchange for a guaranty fee of $10,485. Under the terms of the NewTek loan, the interest rate is the prime rate, plus 2.75% and may be adjusted every change period (every quarter). The interest rate is originally stated at 6%. Monthly installment payments, which include interest, began on February 2, 2021.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. During 2021 the SBA announced it would be waiving the interest accrual for the first year on new disaster loans, therefore interest accrued as of December 31, 2021 remained $nil. Interest accrued and expensed for the year ended December 31, 2022 is $2,114.

(f)

On July 9, 2021, USS sold $685,000 of their receivables in a purchase agreement with an outside lender, Westwood Funding Solutions, LLC (“Westwood”). The purchase price of the receivables totaled $685,000, with the Company receiving net proceeds of $500,000 after applicable fees were deducted. The Westwood Funding agreement was guaranteed by the USS CEO. On December 27, 2022, Westwood entered into a settlement agreement with USS for an amount of $125,000. On December 28, 2022 $75,000 was paid towards this balance. The remaining $50,000 as of December 31, 2022 is owed in monthly installments of $10,000 until paid off.

11. Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of the year ended December 31, 2021, the Company accrued $505 in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 23,344 shares, stock price of $4.50, exercise price of $0.45, 1 year term, and volatility of 271%.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading day period ending on the conversion date per share. As of the year ended December 31, 2021, the Company accrued $1,265 in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 58,369 shares, stock price of $4.50, exercise price of $0.45, 1 year term, and volatility of 272%.

As of December 31, 2022, these notes have not been converted and are overdue.

12. Common shares to-be-issued

On December 23, 2022, the Company received $50,000 as consideration for 50,000 common shares to an officer. These shares were not issued until after year-end, resulting in a liability rather than equity transaction as of the year ended December 31, 2022.

13. Stockholders’ Equity

Common Stock

a. Authorized

The Company is authorized to issue 90,000,000 shares of common stock, each with a par value of $0.001.

b. Transactions during 2022

On February 28, 2022, the Company issued 50,000 shares of common stock at a price of $1 per share to an officer. The Company received $50,000 on consideration for the shares issued.

On May 12, 2022, the Company issued 100,000 shares of common stock at a price of $1 per share. The Company received a total of $100,000 from two separate investors as consideration for the shares issued.

On September 23, 2022, The Company issued 1,000,000 shares of common stock at a price of $1 per share as part of a stock-exchange agreement, resulting in the acquisition of United Security Specialists, Inc. (see Note 4 – USS Stock Exchange Agreement). 940,000 of those shares were issued to an officer of USS.

On October 11, 2022, the Company issued 100,000 units as part of a share purchase agreement. Each unit includes 1 common restricted share and a warrant to purchase 10 additional restricted shares for a purchase price equal to $3.50 per share.

On October 14, 2022, the Company issued 100,000 shares of common stock at a price of $1 per share to an officer. The Company received $100,000 in consideration of the shares issued.

On October 14, 2022, the Company issued 300,000 shares of common stock for consulting services received, resulting in recognition of $300,000 in the consulting expenses account.

c. Transactions during 2021

On April 9, 2021, the Company issued 50,000 shares of common stock at a price of $0.50 per share. The Company received $25,000 in consideration for the shares issued.

On June 2, 2021 the Company issued 200,000 as compensation for consulting services received, resulting in recognition of $100,000 in the consulting expenses account.

On July 20, 2021, as compensation for consulting service performed, the Company issued 750,000 shares of common stock equivalent to $375,000 to each of the following related parties: the Company’s CEO, the Company’s CFO, and a Director of the Company.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On July 20, 2021, the Company converted 1,600,000 Preferred shares into 750,000 of Common shares to a related party. See preferred stock section for more detail.

On August 25, 2021, the Company paid $5,000 and issued 100,000 shares of common stock at a price of $0.50 per share as consideration for legal services received. As a result of this transaction, the Company recognized $55,000 of legal expenses.

On December 27, 2021 the Company issued 866,667 shares of common stock at a price of $0.50 per share as part of a stock exchange agreement, resulting in the acquisition of Gladiator (see Note 3 – Gladiator Stock Exchange Agreement).

On December 27, 2021, as compensation for consulting services performed, the Company issued 250,000 shares of common stock to the Director of the Company, at a price of $0.50 per share, resulting in $125,000 recognized in related party consulting expenses.

Preferred Stock

a. Authorized and voting rights

The Company is authorized to issue 2,000,000 shares of its series A preferred stock, each with a par value of $0.001. Each share of the series A preferred stock has the equivalent voting power of (30) thirty shares of the Company’s common stock. The series A preferred stock does not have any liquidation or dividend rights or preferences.

b. Transactions during 2022

None.

c.    Transactions during 2021

On July 20, 2021 the Company converted 1,600,000 preferred shares held by a related party, in exchange for 750,000 shares of the Company’s common stock (the “July conversion”). The series A preferred stock does not have any native convertible rights, preferences, or other conversion terms, and the Company had not previously signed an agreement setting conversion terms for the July conversion. Therefore, the July conversion met the requirements under ASC 260 to be considered a preferred stock extinguishment for the purposes of calculating the company’s earnings per share available to common shareholders.

Warrants

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2021	-	$-
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, December 31, 2021	-	$-
Granted	1,000,000	3.50
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, December 31, 2022	1,000,000	$3.50
Exercisable, December 31, 2021	-	$-
Exercisable, December 31, 2022	1,000,000	$3.50

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

14. Earnings Per Share

The earnings (loss) per share (EPS) is calculated by dividing the net loss attributable to common shareholders less any preferred dividends by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income minus preferred dividends by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

On July 20,2021, the Company converted 1,600,000 shares of Series A preferred stock into 750,000 shares of common stock (see Note 9 – Shareholder’s Equity). The Series A Preferred Stock does not have any native convertible rights, preferences, or other conversion terms, and the Company had not previously signed an agreement setting conversion terms for the July conversion. Therefore, the July conversion met the requirements under ASC 260 to be considered a preferred stock extinguishment for the purposes of calculating the company’s earnings per share available to common shareholders. Under a preferred stock extinguishment, the difference in fair value between the preferred stock and the issued securities is treated as a deemed contribution or dividend. for the purposes of calculating EPS.

The following table sets forth the computation of basic and diluted EPS:

	Year ended December 31,
	2022	2021
Net (loss) income	$113,445	$(766,027)
Less: Net (loss) income attributable to noncontrolling interests	(91,449)	(4,300)
Less: Deemed dividend due to preferred stock conversion	-	(331,639)
Net (loss) income attributable to James Maritime shareholders	204,894	(1,093,366)

Weighted average common shares outstanding- basic	7,842,865	5,261,343

Dilutive effect of convertible debentures and warrants	428,886	-

Weighted average common shares outstanding – diluted	8,271,751	5,261,343

Basic earnings (loss) per share	$0.03	$(0.21)

Diluted earnings (loss) per share	$0.02	$(0.21)

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

There are approximately 131,949 number of shares that are not considered in the above calculation of 2021 diluted EPS as they would be anti-dilutive in nature. These shares are attributable to convertible notes issued in 2021. No other equity instruments exist that would be applied in the calculation of diluted earnings per share in the case they were dilutive in nature.

15. Segment Data and Disaggregated Revenue

The following table summarizes the Company’s net revenues by distribution channel:

	Year ended December 31,
	2022	2021
E-commerce	$15,230	$695
Direct-to-consumer	1,803,136	1,200
Guard services	2,244,756	-
	$4,063,122	$1,895

16. Concentration of Risk

The Company is potentially subject to concentration risk in its sales revenue and sources of inventory.

The Company has two major customers that accounted for approximately 29% ($1,195,000) and 19% ($773,239) in sales revenue in 2022. The Company plans to maintain these relationships with customers and leverage these relationships in obtaining more clients in order to hedge their concentration risk.

The Company has two major suppliers that accounted for approximately 82% ($1,029,427) and 12% ($151,497) of cost of inventory sold in 2022. The Company plans to maintain these relationships with suppliers and maintains the position that other suppliers are readily available if needed, therefore mitigating any concentration risk.

17. Income Taxes

There were no income tax expenses reflected in the results of operations for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022	2021
Net income (loss) per book	$113,444	$(766,027)
Federal statutory income tax rate	23,823	(160,866)
State income tax, net of federal benefit	(114,230)	(30,176)
Employee Retention Credit	(621,560)	-
Non-deductible amortization	164,848	4,650
Other	11,364	582
Valuation allowance	535,756	184,843
Income tax	$-	$-

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the years ended December 31,
	2022	2021
Net operating loss carry forwards	$846,059	$296,720
Right of use assets	4,202	-
Fixed assets	(17,785)	-
Total deferred tax assets	832,476	296,720
Valuation allowance	(832,476)	(296,720)
Net deferred tax assets	$-	$-

The Company had net operating losses of approximately $3,246,000 for both federal and state that were generated in the current year which do not expire but are subject to an 80% utilization against future taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2022, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021. The Company did not recognize any interest or penalties during the 2022 and 2021 fiscal year related to unrecognized tax benefits.

18. Subsequent Events

The Company evaluated subsequent events occurring from January 1, 2023 through October 24, 2023, the date in which the consolidated financial statements were available to be issued.

On January 25, 2023, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with BizFund, LLC. The purchase price of the receivables totaled $80,000 in exchange for $106,400 of receivables purchased by BizFund LLC. The Company agreed to weekly installment payments of $4,092 until the balance is paid off.

On January 30, 2023, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Emerald Group Holdings LLC. The purchase price of the receivables totaled $100,000 in exchange for $133,000 of receivables purchased by Emerald Group Holdings LLC. The Company received net proceeds of $96,500 after applicable fees are deducted. The Company agreed to weekly installment payments of $4,750 until the balance is paid off.

During April 2023, Adar Funding LLC and GHI Funding LLC entered into a settlement agreement with USS on the remaining balance of their outstanding loan. The settlement agreement is in the amount of $90,000, payable monthly in sums of $10,000 for the first eight months after the agreement date, and monthly sums of $5,000 for the 9th and 10th months. All prior commitments were forgiven with this agreement.

On March 31, 2023, the president of the Company received the 50,000 shares he had paid for prior to year-end, recorded as common shares to-be-issued.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On April 5, 2023, USS entered into a collateralized loan of the Company’s future receipts of receivables with Velocity Group USA Inc. (“Velocity”). The Company received net proceeds of $332,015 (net of $17,985 paid for fees) in exchange for $497,000 receivables purchased by Velocity. The Company agreed to pay $3,381 in daily installments until the loan is paid off in its entirety.

On April 18, 2023, the Company received $10,000 in exchange for 10,000 common stock shares to be issued to an individual stockholder.

On June 8, 2023, USS entered into another collateralized loan of the Company’s future receipts of receivables with Velocity. The Company received net proceeds of $56,615 (net of $3,385 paid for fees) in exchange for $87,000 of receivables purchased by Velocity. The Company agreed to pay $690 in daily installments until the loan is paid off in its entirety.

On June 30, 2023, USS entered into a collateralized loan of the Company’s future receipts of receivables with Itria Ventures LLC (“Itria”). The Company received net proceeds of $57,100 (net of $2,900 paid for ACH fees) in exchange for $81,000 of receivables purchased by Itria. The Company agreed to pay $4,050 per week as funds are made available to be sent to Itria until paid off in its entirety.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-K, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

Due to resource constraints, material weaknesses are evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission, which is due to the lack of resources and segregation of duties. We lack sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes.

Management’s Report  on  Internal  Control  Over  Financial  Reporting: Our management is responsible for  establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The key internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, we have identified material weaknesses in our internal controls, weaknesses in our compliance with US GAAP and weaknesses in our risk assessment and monitoring.  The Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of December 31, 2022, our internal control over  financial  reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following table contains information as of December 31, 2022 as to each Officer and Director of the Company:

Name	Age	Position
Kip Eardley	64	Principal Executive Officer, President and Director

Ray Sheets	58	Principal Financial Officer, Secretary, Treasurer

Brett Bertolami	54	Director

Dean Polizzotto	55	Director

Kip Eardley, President, 64, Chairman of the Board

Mr. Eardley is the CEO and president of Capital Advisors, LLC, which has specialized in corporate finance and restructuring and as a business development consultant since 1989. He has more than 30 years of experience implementing his management and business development skills to facilitate business growth internally and through acquisitions as an owner, principle, or advisor of more than 75 private and publicly traded companies.  Capital Advisors has had a primary focus of assisting companies with business development and corporate finance for private and public corporations.  Since 2011 Mr. Eardley has directed his interests and efforts into the corporate security, real estate development and the energy spaces.  Mr. Eardley currently serves as the Principal Executive Officer, President and Director of James Maritime Holdings, Inc..

Raymond Sheets, 58, CFO, Secretary and Treasurer

Mr. Sheets has a Bachelor of Science in Business Administration majoring in accounting with a minor in finance, marketing and economics.  He then obtained his CPA certification while working for a small accounting firm specializing in government audits and small business and individual taxes. While working he attended night school at Cleveland Marshal College of Law where he obtained a Law Degree. While attending Law School Raymond opened his own accounting firm specializing in small business taxes and consulting which is still operating today. While in Law School Raymond became a serial entrepreneur leading to multiple business ownership. Raymond purchased or co-founded multiple business maintaining hands on management in multiple ventures with more than 500 individuals.  Mr. Sheets currently serves as the Principal Financial Officer, CFO, Secretary, Treasurer of James Maritime Holdings, Inc

Dean A. Polizzotto, 55, Director

Mr. Polizzotto is the Director of international procurement J.P. Instruments for facilities in California, Hong Kong and Shanghai, leading a team of 16 employees to organize and source manufacturers for electronic hardware, injection molded parts, and machined aircraft parts, and act as the liaison between manufacturers overseas in China, Taiwan, Hong Kong, Korea and Singapore, and J.P. Instruments. Mr. Polizzotto has a broad familiarity with a majority of avionics systems for both commercial and light aircraft and is familiar with the operation of GPS based navigation instrumentation, as well as military drone propulsion systems, aircraft fuel flow meters and engine data and temperature analyzers.

Mr. Polizzotto completed a SJD (Doctor of Juridical Science) and LLM Degree in Chinese Law from the University of Hong Kong where he Studied all aspects of Chinese law, government, politics, including Chinese and international financial markets, international trade, Chinese bankruptcy law, current trends in international finance, Chinese trade law, the WTO framework and China’s reform as part of its WTO commitments and completed Juris Doctorate from the Chapman University College of Law.  Dean Polizzotto currently serves as a Director of James Maritime Holdings, Inc.

Brett Bertolami, 54, Director

Mr. Bertolami has a degree in Economics and Psychology from UNC Charlotte and has used his education to benefit his career which has been primarily in the automotive industry and investing.  Brett served in all aspects of the new and used automotive industry, from mechanic to manager of retail and fleet sales, as well as general manager and owner of a successful Ford dealership in Charlotte.   For the past 10 years Mr. Bertolami has served as an advisor to, and director of, various private and public corporations and funded and managed the construction of residential projects.  Brett is also an active investor in the stock market and emerging growth companies.  Mr. Bertolami currently serves as a Director of James Maritime Holdings, Inc.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance by Board - Meetings, Committees and Audit Committee Financial Expert

In general, Boards of Directors have responsibility for risk management responsibilities and establishing broad corporate policies and reviewing overall performance rather than day-to-day operations. Also, a primary responsibility of a Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. Boards select, evaluate and provide for the succession of executive officers and, subject to stockholder election, directors. Boards review and approve corporate objectives and strategies and evaluate significant policies and proposed major commitments of corporate resources. Boards of Directors also participate in decisions that have a potential major economic impact on the Company. Management keeps directors informed of company activity through regular communication, including written reports and presentations at Board and committee meetings.

We do not currently have regularly scheduled quarterly Board meetings, nor do we have standing audit, nominating or compensation committees of our Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees.  As of the date of this report, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation SK promulgated under the Securities Act.

The Company is evaluating expansion of its current Board of Directors, including the addition of an independent board member with sufficient accounting and financial experience to chair an audit committee, as well as creating charters for its contemplated audit committee and compensation committee.

Director Nominations

As of December 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during the year ended December 31, 2022.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2022 and December 31, 2021 compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Kip Eardley	2021	$-	$-	$125,000	$10,000	$135,000
(President)	2022	$0	$-	$-	$28,000	$28,000

Ray Sheets	2021	$-	$-	$125,000	$-	$125,000
(Treasurer, Secretary)	2022	$0	$-	$-	$10,000	$10,000

Narrative Disclosure to Summary Compensation

Kip Eardley - Effective July 2021, the Company issued common shares to Kip Eardley, the Company’s President and Director for services rendered through the 2023 calendar year.  Management will enter into a long-term employment agreement that will coincide with funding and revenue targets for the Company.

Ray Sheets - Effective July 2021, the Company issued common shares to Ray Sheets as the Company’s Secretary, Treasurer and CFO. In June of 2023 Mr. Sheets entered into an employment agreement with the Company’s wholly owned subsidiary as its CFO on a full-time basis by the Company’s main operating subsidiary, United Security Services.

Equity Awards

On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Kip Eardley the Company’s President and Director.

On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Ray Sheets the Company’s Treasurer, Secretary and Director.

Compensation of Directors

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Kip Eardley	2021	$-	$-	$125,000	$10,000	$135,000
(Director)	2022	$-	$-	$-	$28,000	$28,000

Ray Sheets	2021	$-	$-	$125,000	$-	$125,000
(Director)	2022	$-	$-	$-	$10,000	$10,000

Dean Polizzotto	2021	$-	$-	$125,000	$-	$125,000
(Director)	2022	$-	$-	$-	$-	$-

Brett Bertolami	2021	$-	$-	$125,000	$-	$125,000
(Director)	2022	$-	$-	$-	$-	$-

Narrative Disclosure to Summary Compensation

Kip Eardley - Effective July 2021, the Company issued 250,000 common shares as compensation for services to Kip Eardley, the Company’s President and Director. The term of the employment agreement runs through December 2023.

Ray Sheets - Effective July 2021, the Company issued 250,000 common shares of the Company to Ray Sheets, the Company’s Treasurer, Secretary and CFO. The term of the employment agreement runs through December 2023.

Dean Polizzotto - Effective July, the Company issued 250,000 common shares of the Company to Dean Polizzotto, the Company’s Director. The term of the employment agreement runs through December 2023.

Brett Bertolami - Effective July 2021, the Company issued 250,000 common shares of the Company to Bret Bertolami, the Company’s Director. The term of the employment agreement runs through December 2023.

Equity Awards

On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Kip Eardley the Company’s President and Director.

On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Ray Sheets the Company’s Treasurer, Secretary and Director.

On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Brett Bertolami the Company’s Director.

On December 27, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Dean Polizzotto the Company’s Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 2, 2023, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name	Shares of Common Stock Beneficially Owned	Percent of Class	Total	Voting Percentage for all Classes (fully-diluted)(1)
Kip Eardley(2)	250,000	2.8%	250,000	1.2%

Dean Polizzotto(2)	250,000	2.8%	250,000	1.2%

Raymond W Sheets(2)	250,000	2.8%	250,000	1.2%

Brett Bertolami(2)	250,000	2.8%	250,000	1.2%

Matthew C. Materazo	680,000	7.5%	680,000	3.2%

Mercey Falls and CN Corp(3)	500,000	5.5%	500,000	2.4%

Huntsman Holdings, Inc.(4)	500,000	5.5%	500,000	2.4%

Michelle Turpin	750,000	8.23%	750,000	3.6%

Kyle Madej	1,140,000	12.58%	1,140,000	5.4%

Three Rivers Consulting, LLC(5)	1,150,700	12.7%	1,150,700	5.5%

All Directors/Director nominees and executive officers as a group (4 persons)	1,000,000	11.03%	1,000,000	4.7%

__________________

(1)	Based on 21,064,129 fully diluted votes based on 400,000 shares of Series A Preferred Stock voting at a rate of 30:1.

(2)	Denotes an Officer or Director of the Company.

(3)	Mercey Falls and CN Corp is beneficially owned by Lieba Chanin, its sole officer and director.

(4)	Huntsman Holdings, Inc. is beneficially owned by Hunter Nevitt, its sole officer and director.

(5)	Three Rivers Consulting, LLC is beneficially owned by Brian Jacobelli, its sole member and owner.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

None.

Corporate Governance and Director Independence

The Company has not:

•

established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company’s audit committee.

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

On March 30, 2023, Tanner, LLC, the independent registered public accounting firm for JMTM, was engaged by the Company as its independent registered public accounting firm.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2022 and 2021, for professional services rendered by Tanner, LLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees and Audit Related Fees	$84,906.11	$60,682.04
Tax Fees	-	-
All Other Fees	-	-
Total	$84,906.11	$60,682.04

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation

3.2	Certificate of Amendment Series A Preferred Filed with the State of Nevada on April 2, 2021

3.3	Amended and Restated By-Laws

10.1	Form of Note Agreement

10.2	Form of Officers and Directors Agreement

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

____________

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES MARITIME HOLDINGS INC.

Date: November 2, 2023	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	November 2, 2023
Kip Eardley	(Principal Executive Officer )

