Form 10-Q
period 2023-03-31
James Maritime Holdings Inc.
filed 2024-06-03
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-55805

JAMES MARITIME HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

9160 South 300 West, #101

Sandy, UT 84070

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (801) 706-9429

Not applicable

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 3, 2024, there were 8,566,429 shares of our common stock, par value $0.001 per share, and 400,000 shares of our preferred stock, par value $0.001 outstanding.

JAMES MARITIME HOLDINGS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

-2-

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

James Maritime Holdings Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

March 31, 2023

James Maritime Holdings Inc.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
ASSETS

Cash	$76,577	$455,454
Accounts receivables	667,267	722,367
Prepaid expenses and other current assets	41,876	70,487
Total current assets	785,720	1,248,308

Due from related parties	28,746	7,379
Intangible assets	2,951,178	4,150,280
Property and equipment, net	152,891	200,502
Right-of-use asset	400,925	168,339
Total assets	$4,319,461	$5,774,808

LIABILITIES

Accounts payable and accrued expenses	$1,089,974	$921,230
Accrued payroll expenses	172,285	161,360
Deferred revenue	-	400,000
Common stock to-be-issued	50,000	50,000
Notes payable, current portion	259,707	323,562
Convertible debenture, current portion	35,000	35,000
Loans payable, current portion	408,247	585,831
Embedded conversion feature	175,045	331,399
Operating lease liability, current	223,179	114,400
Total current liabilities	2,413,437	2,922,782

Notes payable, net of current portion	110,287	110,287
Loans payable, net of current portion	424,433	490,093
Operating lease liability	381,163	68,953
Total liabilities	3,329,320	3,592,115

SHAREHOLDERS’ EQUITY
Preferred Stock – Series A, 2,000,000 authorized shares, $0.001 par value; 400,000 shares issued and outstanding, as of March 31, 2023 and December 31, 2022	400	400
Common Stock, 90,000,000 shares authorized, $0.001 par value; 9,004,129 shares issued and outstanding as of March 31, 2023 and December 31, 2022	9,004	9,004
Additional paid-in capital	13,656,447	13,656,447
Accumulated deficit	(12,495,115)	(11,454,076)
Equity attributable to shareholders of James Maritime Holdings, Inc.	1,170,736	2,211,775
Non-controlling interest	(180,595)	(29,082
Total shareholders’ equity	990,141	2,182,693
Total liabilities and shareholders’ equity	$4,319,461	$5,774,808

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31,
	2023	2022
Net sales	$2,736,403	$-
Cost of goods sold	2,040,863	-
Gross profit	695,540	-

Operating expenses:
Selling, general, and administrative expenses	934,373	240,841
Loss on impairment of intangible assets	911,467	-
Total operating expenses	1,845,840	240,841

Operating loss	(1,150,299)	(240,841)

Other income (expense)
Interest expense	(183,745)	-
Financial expenses	(15,108)	-
Change in fair value of derivative liability	156,354	-
Other income	246	-
Total other expense, net	(42,253)	-

Net loss	$(1,192,552)	$(240,841)

Less: net income (loss) attributable to non-controlling interests	(151,513)	1,076

Net loss attributable to James Maritime Holdings, Inc. and subsidiaries	$(1,041,039)	$(241,917)

Weighted average number of common shares outstanding:
Basic and diluted	9,006,047	7,371,907

Net loss per share:
Basic and diluted	$(0.12)	$(0.03)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

							Total Equity
					Additional		attributable	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	to the	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Company	interest	Equity
Balance as at January 1, 2022	400,000	$400	7,354,129	$7,354	$12,008,097	$(11,658,970)	$356,881	$62,367	$419,248
Issuance of common stock and warrants to shareholders	-	-	50,000	50	49,650	-	50,000	-	50,000
Net income (loss)	-	-	-	-	-	(241,917)	(241,917)	1,076	(240,841)

Balance as at March 31, 2022	400,000	$400	7,404,129	$7,404	$12,058,047	$(11,900,887)	$164,964	$63,443	$228,407

Balance as at January 1, 2023	400,000	$400	9,004,129	$9,004	$13,656,447	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693
Net loss	-	-	-	-	-	(1,041,039)	(1,041,039)	(151,513)	(1,192,552)

Balance as at March 31, 2023	400,000	$400	9,004,129	$9,004	$13,656,447	$(12,495,115)	$1,170,736	$(180,595)	$990,141

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,192,552)	$(241,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment of goodwill and intangibles	911,467	-
Depreciation and amortization	606,122	-
Amortization of debt discounts	37,032	-
Change in fair value of derivative liability	(156,354)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28,611	-
Accounts receivable	55,100	-
Other assets	(232,586)	-
Due from related party	(21,367)	-
Accounts payable and accrued expenses	168,743	199,001
Accrued payroll	10,925	-
Deferred revenue	(400,000)	-
Net cash used in operating activities	(184,860)	(42,916)

Cash flows from financing activities
Proceeds from shares to-be-issued	-	50,000
Proceeds from notes	-	19,000
Payment of notes	(371,913)	(5,051)
Proceeds from loans	355,480	-
Payment of loans	(177,584)	-
Net cash (used in) provided by financing activities	(194,017)	63,949

Net (decrease) increase in cash	(378,877)	21,003

Cash, beginning of period	455,454	110,460
Cash, end of period	$76,577	$131,463

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Share Exchange Agreement – United Security Specialists, Inc.

On September 23, 2022, James Maritime Holdings completed a share exchange agreement with USS.

As a result of the exchange, James Maritime became the sole shareholder of USS, holding 100% of all shares outstanding. See Note 3 for further information.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The Company has adopted a December 31 fiscal year-end for financial statement reporting purposes.

All operations activity related to James Maritimes’ subsidiary, Gladiator, all operations are included within condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively.

All operations activity related to James Maritimes’ subsidiary, USS, for the quarterly periods of 2022 and the year ended December 31, 2022, will only reflect activity from September 23, 2022 through December 31, 2022, the period for which USS was acquired and owned by James Maritime. All operations are included within consolidated statement of operations.

All intercompany balances were eliminated in the condensed consolidated financial statements. Non-controlling interests are classified in the accompanying consolidated balance sheets as a component of equity. The amounts of consolidated net income (loss) attributable to both the Company and the non-controlling interests are separately presented in the accompanying consolidated statement of operations.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Going concern

The Company’s consolidated financial statements as of March 31, 2023, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

During the three months ended March 31, 2023, the Company generated a net loss of $1,192,552. The accumulated deficit as of March 31, 2023 is $12,495,115 ($11,454,076 as of December 31, 2022). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2023 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2024 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Concentration of Credit Risk

The Company maintains its cash accounts with financial institutions, where, at times, deposits exceed federal insurance limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances due to its assessment of the credit worthiness and financial viability of the financial institutions.

Inventories

Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, which includes standard cost paid to suppliers, shipping costs, and other costs. The Company values its inventory using specific identification method of each inventory item. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of March 31, 2023 and December 31, 2022, the Company had no inventory on hand.

Accounts Receivable

Accounts receivables are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At March 31, 2023 and December 31, 2022, the Company determined that no allowance was necessary.

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use (“ROU”) assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. Leases that are insignificant or with a 12-month term or less at inception are not recorded on the consolidated balance sheet and are expensed as incurred in the consolidated statements of operations. As of December 31, 2022, the Company leased real estate and office space (the “Saratoga Lease”) under non-cancelable operating lease agreements that qualified for ROU accounting treatment. As of March 31, 2023, the Company was in default for the Saratoga Lease and, subsequent to March 31, 2023, terminated the lease with the landlord in a settlement agreement. Commencing on February 1, 2023, the Company leased a second real estate and office space (the “Suite 200 Lease”) under non-cancelable operating lease agreement that qualified for ROU accounting treatment.

Property and equipment

The Company records depreciation when appropriate using the straight-line method over the estimated useful life of the assets. Property and equipment are stated at cost less accumulated depreciation. The estimated useful lives of the Company’s property and equipment by class are as follows:

Asset classes	Useful lives (in years)
Vehicles	5
Furniture and fixtures	7

Management regularly reviews property, equipment, and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of March 31, 2023 or December 31, 2022.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Intangible Assets

Intangible assets are recorded at their estimated fair value at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. During the three months ended March 31, 2023 and year ended December 31, 2022, the Company determined that all intangibles related to the acquisition of USS were fully recognizable at their net book values and therefore no impairment was deemed necessary.

On December 13, 2021, the Company executed a share exchange agreement that resulted in the recognition of intangible assets (see Note 3 – Gladiator Share Exchange Agreement). At the time of the share exchange agreement, Management had determined that the intangible assets extrapolated from the share exchange agreement will be amortized over a useful life of 3 years. Concurrent with the cessation of operations of Gladiator, the Company determined that all intangibles related to the acquisition of Gladiator were impaired. As such, in the three months ending March 31, 2023, the Company recorded an Impairment Loss of $911,000, the full value of the unamortized Intangibles.

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

Net revenues from USS primarily consist of security services provided to large residential, industrial, construction and government clients. Contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. The Company does offer discounts, but historically the discounts have been insignificant. The Company satisfies the performance obligation for the agreed-upon period of time and location and records revenues after completion. There are no services that would be considered fulfilled over an extended period of time and necessitate different accounting treatment.

Advertising Costs

Advertising costs are charged to selling, general, and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears. Advertising expenses for the three months ended March 31, 2023 and 2022, were approximately $34,000 and $nil, respectively.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Earnings per Share

Basic earnings per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income (loss) available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock units and other equity awards. For the three months ended March 31, 2023 and 2022, the Company generated net losses, therefore applying applicable equity instruments for diluted earnings per share would have had an anti-dilutive effect.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date of a change in tax rates. Deferred income tax assets are reduced by valuation allowances when necessary. On March 31, 2023 and December 31, 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The 2019 through 2022 tax years remain subject to examination by federal and most state tax authorities.

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

3. Share Exchange Agreement with Gladiator Solutions, Inc.

On December 13, 2021 (the “Gladiator Closing date”), Gladiator (the “Gladiator Seller”) entered into a share exchange agreement with the Company, in which all the outstanding shares of Gladiator, 750,000 common shares, no par value, were exchanged for 1,000,000 shares, $0.001 par value of James Maritime’s common stock.

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

The Company also included contingent considerations if Gladiator meets or exceeds certain earnings before interest, taxes, amortization (“EBITDA”) thresholds, (the “Gladiator Milestones”):

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

____________

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

(3) Identifiable assets acquired, and liabilities assumed:

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

____________

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

The Company also included contingent considerations if USS meets or exceeds certain earnings before interest, taxes, amortization (“EBITDA”) thresholds:

a.

$20,000,000 and 15% during any consecutive (12) month period commencing on the Closing date and ending on December 31, 2025 (“the Measurement Period”), the Company shall issue an aggregate 500,000 shares of James Maritime stock

b.	$30,000,000 and 15% during the measurement period, the Company shall issue an aggregate 500,000 shares of James Maritime stock
c.	$40,000,000 and 15% during the measurement period, the Company shall issue an aggregate 500,000 shares of James Maritime stock
d.	$50,000,000 and15% during the measurement period, the Company shall issue an aggregate 500,000 shares of James Maritime stock

If all criteria are met, an aggregate of 2,000,000 earnout shares will be awarded to the Company.

The Company utilized a third-party valuation specialist to calculate the intangible assets and estimate the purchase price of the agreement. The valuation utilized a share purchase price of $1.00, which constitutes a Level 2 fair value measurement.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The allocation of the purchase price in connection with the acquisition of USS was calculated as follows:

Purchase price (2)	$1,000,000
Plus: Net liabilities assumed (3)	2,439,614
Intangibles (1)	$3,439,614

____________

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

(3) The following tables present the allocation of the purchase consideration, which includes tangible and intangible assets acquired and liabilities assumed, based on their assessed fair values. Identifiable assets acquired, and liabilities assumed:

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

5. Intangible Assets

The Company’s intangible assets are as follows:

	March 31, 2023	December 31, 2022
Customer relationships	$2,125,491	$2,420,014
Supplier relationships	700,207	700,207
Employee expertise	1,426,284	1,719,807
Software development costs	99,609	99,609
Less: accumulated amortization and impairment loss	(1,400,413)	(789,357)
Net intangible assets	$2,951,178	$4,150,280

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Amortization expense for the three months ended March 31, 2023 and 2022 equated to $287,635 and $nil, respectively and is included in selling, general, and administrative expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recognized an impairment loss of $911,467 on assets acquired as part of the business combination with Gladiator, due to the uncertainty of future operations of that entity.

6. Property and Equipment

The table below displays the Company’s property and equipment balances as of March 31, 2023 and 2022, respectively.

	2023	2022
Furniture and fixtures	$16,062	$16,062
Vehicles	195,322	195,322
Less: accumulated amortization	(58,493)	(10,882)

Total property and equipment, net	$152,891	$200,502

Depreciation expense for the three months ended March 31, 2023 and 2022 equated to $31,548 and $nil, respectively and is included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

7. Lease Payable

The Company leases its headquarters office. Leases with an initial term of 12 months or less or are immaterial are not included on the balance sheets. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations, (the “Saratoga lease"). The Saratoga lease is for a 48.5-month term, with an original expiration date of July 31, 2024, with an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522. As of March 31, 2023, the Company was in default for the Saratoga Lease due to non-payment. Subsequent to March 31, 2023, the Company terminated the Saratoga Lease and entered into a settlement agreement with the landlord. During the quarter ending March 31, 2023, the Company entered a new lease for its headquarters office, (the “Suite 200 Lease”) for a 60 month lease with an expiration date of January 31, 2028 with an initial monthly payment of $7,943.

The components of lease expense included on the Company’s consolidated statements of operations were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.85	1.58
Weighted average discount rate	7.6%	6.0%

Amounts relating to operating leases were presented on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 in the following line items:

	March 31, 2023	December 31, 2022
Operating Leases
ROU lease assets	$400,925	$168,339
Lease liabilities, short-term	223,179	114,400
Lease liabilities, long term	381,163	68,953

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of March 31, 2023 is as follows:

Fiscal Year	Operating Lease Payments
2023	$163,968
2024	171,346
2025	103,661
2026	107,020
2027	110,228
2028	9,208
Total minimum lease payments	665,431
Less: imputed interest	(101,431)
Present value of future minimum lease payments	564,000
Less: current lease liabilities	(182,836)
Operating lease liabilities, non-current	$381,164

8. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses balance consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts Payable	$839,059	$723,886
Credit card liability	136,728	156,115
Accrued interest	104,267	26,809
Taxes payable	9,920	14,420
	1,089,974	$921,230

9. Notes Payable, current and non-current

The following table summarizes the outstanding notes payable amount owed by the Company as of March 31, 2023 and 2022:

		2023	2022
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	158,611	168,276
IOU	(c)	88,410	142,600
Total notes payable outstanding		$369,994	$433,849
Notes payable, current portion		259,707	323,562
Notes payable, excluding current		110,287	110,287

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2022, Gladiator paid $18,018 in interest expense related to this note. The Company accrued interest payable of $7,379 on this note as of and for the three months ended March 31, 2023.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by James Maritime, for an adjusted fair value of $182,773. As of March 31, 2023 and December 31, 2022, the note had an outstanding principal of $158,611 and $168,276, respectively.

(c)

On June 3, 2022, USS entered into a promissory note agreement with IOU Central Inc. for $336,000, which matures on November 29, 2023. The Company agreed to pay back the note in weekly installments of $5,690 and a final payment of $2,831, which includes interest, as well as incudes $1,038 attributable to the weekly loan guarantee fee. An origination fee of $36,000 and a loan guarantee fee of $81,000 are included in the principal was charged and discounted against the note over the term. As of December 31, 2022, the note had an outstanding principal balance of $211,246 and a debt discount of $68,646. As of March 31, 2023, the note had an outstanding principal balance of $154,056 and a debt discount of $65,646.

10. Loans, current and non-current

The following table summarizes the outstanding loans amount owed by the Company as of March 31, 2023 and 2022:

		2023	2022
Quattro Capital	(a)	$237,500	$237,500
Merchant cash advances	(b)	18,019	206,680
Vehicle loans	(c)	103,197	117,971
Newtek	(d)	386,164	395,973
SBA Loan	(e)	67,800	67,800
Westwood settlement	(f)	20,000	50,000
Total loans outstanding		$832,680	$1,075,924
Loans, current portion		408,247	585,831
Loans, excluding current		424,433	490,093

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $113,125 as of March 31, 2023.

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of March 31, 2023 and December 31, 2022, $18,019 and $77,368 remains outstanding, respectively (2022 - $107,578 principal netted against $30,210 of a debt discount).

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(b)

On November 18, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with GHI Funding, LLC (“GHI”). The Company received a net amount of $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by GHI. The Company agreed to pay $2,600 every day for which funds are available to be sent to GHI until paid off in its entirety. As of December 31, 2022, $103,312 remains outstanding. This loan was satisfied in full during the three months ended March 31, 2023.

On December 28, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with Adar Funding, LLC (“AF”). The Company received a net amount $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by AF. The Company agreed to pay $5,000 every day for which funds are available to be sent to AF until paid off in its entirety. As of December 31, 2022, $26,000 remains outstanding. This loan was satisfied in full during the three months ended March 31, 2023.

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. During the period beginning September 23, 2022 and ended December 31, 2022, the Company made principal repayments of $47,268 for its vehicle loans. At March 31, 2023 and December 31, 2022, the total amount outstanding is $103,197 and $117,971, respectively, with 9 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $98 to $695, with an aggregate monthly payment of $4,923. All loans have a term between 1 and 6 years.

(d)

On December 30, 2020, USS entered into a $466,000 loan agreement (“NewTek loan”) with an outside lender, NewTek Small Business Finance, LLC. The U.S. Small Business Administration (“SBA”) agreed to guarantee up to 75% of the NewTek loan principal in exchange for a guaranty fee of $10,485. Under the terms of the NewTek loan, the interest rate is the prime rate, plus 2.75% and may be adjusted every change period (every quarter). The interest rate is originally stated at 6%. Monthly installment payments, which include interest, began on February 2, 2021. As of March 31, 2023 and December 31, 2022, the principal balance was $386,164 and $395,973, respectively, and accrued interest payable as of March 31, 2023 and December 31, 2022 of $52,652 and $47,517, respectively.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of March 31, 2023 and December 31, 2022 is $7,204 and $4,661, respectively.

(f)

On July 9, 2021, USS sold $685,000 of their receivables in a purchase agreement with an outside lender, Westwood Funding Solutions, LLC (“Westwood”). The purchase price of the receivables totaled $685,000, with the Company receiving net proceeds of $500,000 after applicable fees were deducted. The Westwood Funding agreement was guaranteed by the USS CEO. On December 27, 2022, Westwood entered into a settlement agreement with USS for an amount of $125,000. On December 28, 2022 $75,000 was paid towards this balance. The remaining $50,000 as of December 31, 2022 is owed in monthly installments of $10,000 until paid off. As of March 31, 2023, the remaining settlement balance was $20,000.

11. Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of March 31, 2023 and December 31, 2022, the Company accrued $655 and $505, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 18,508 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading day period ending on the conversion date per share. As of March 31, 2023 and December 31, 2022, the Company accrued $1,640 and $1,265, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 46,275 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

As of March 31, 2023, these notes have not been converted and are overdue.

12. Common shares to-be-issued

On December 23, 2022, the Company received $50,000 as consideration for 50,000 common shares to an officer. These shares were not issued until after March 31, 2023, resulting in a liability rather than equity transaction as of March 31, 2023 and December 31, 2022.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

13. Stockholders’ Equity

Common Stock

a. Authorized

The Company is authorized to issue 90,000,000 shares of common stock, each with a par value of $0.001.

b. Transactions during the three months ended March 31, 2022

On February 28, 2022, the Company issued 50,000 shares of common stock at a price of $1 per share to an officer. The Company received $50,000 on consideration for the shares issued. There were no transactions during the three months ended March 31, 2023.

Preferred Stock

c. Authorized and voting rights

The Company is authorized to issue 2,000,000 shares of its series A preferred stock, each with a par value of $0.001. Each share of the series A preferred stock has the equivalent voting power of (30) thirty shares of the Company’s common stock. The series A preferred stock does not have any liquidation or dividend rights or preferences. On July 20, 2021 the Company converted 1,600,000 preferred shares held by a related party, in exchange for 750,000 shares of the Company’s common stock (the “July conversion”). The series A preferred stock does not have any native convertible rights, preferences, or other conversion terms, and the Company had not previously signed an agreement setting conversion terms for the July conversion. Therefore, the July conversion met the requirements under ASC 260 to be considered a preferred stock extinguishment for the purposes of calculating the company’s earnings per share available to common shareholders. There were no transactions during the three months ended March 31, 2023 and 2022.

Warrants

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,000,000	$3.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at March 31, 2023	1,000,000	$3.50
Exercisable at December 31, 2022	1,000,000	$3.50
Exercisable at March 31, 2023	1,000,000	$3.50

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

14. Subsequent Events

The Company evaluated subsequent events occurring from April 1, 2023 through June 3, 2024, the date in which the consolidated financial statements were available to be issued.

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

In April 2023, the president of the Company received the 50,000 shares he had paid for in the year ended December 31, 2022 are recorded as common shares to-be-issued at March 31, 2023 and December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. The terms “JMTM,” “we,” “us,” “our,” and the “Company” refer to James Maritime Holdings Inc., a Nevada corporation.

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

There were multiple issuances of common stock for diverse purposes, ranging from shareholder-related issuances to share-based compensations and acquisitions. In 2021, our preferred stock decreased from 2,000,000 to 400,000 shares. This decrease was primarily due to the conversion of preferred stock to common stock. Specifically, 1,600,000 shares of preferred stock were converted, leading to the issuance of 750,000 shares of common stock. Total shareholders' equity, which includes both equity attributable to the company and non-controlling interest, increased from $419,248 at the end of 2021 to $2,182,693 by the end of 2022.

Results of Operations

Three months ended March 31, 2023 and 2022

We had net sales of $2,736,403 for the three months ended March 31, 2023, as compared to $0 for the three months ended March 31, 2022, an increase of $2,736,403. This increase in revenue was due to the acquisition of Gladiator and USS between the two periods.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2023 was $2,040,863, as compared to $0 for the three months ended March 31, 2022, an increase of $2,040,863 due to increased operations from the acquisition of Gladiator and USS.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2023 were $934,373 an increase of $693,532, or 288%, compared to $240,841 for the three months ended March 31, 2022.

Net loss

As a result of the foregoing, for the three months ended March 31, 2023, we recorded a net loss of $1,192,552 compared to a net loss of $240,841 for the three months ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, the Company had $76,577 cash. The Company has limited commercial experience and had a net loss of $1,192,552 for the three months ended March 31, 2023, and an accumulated deficit of $12,495,115, and a working capital deficit of $1,627,717 at March 31, 2023. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended March 31, 2023, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate our business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates. As of March 31, 2023 and December 31, 2022, the Company has received advances totaling $1,950,193 and $1,875,436, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the three months ended March 31, 2023, we used $184,860 of cash in operating activities primarily as a result of our net loss of $1,192,552, offset by net changes in working capital items of operating assets and liabilities of $1,007,693.

During the three months ended March 31, 2022, we used $42,916 of cash in operating activities primarily as a result of our net loss of $241,917, offset by net changes in working capital items of operating assets and liabilities of $199,001.

Financing Activities

During the three months ended March 31, 2023, we used $194,017 of cash in financing activities as a result of $355,480 in proceeds from bridge loans and repaid $371,913 of notes payable and $177,584 of loans.

During the three months ended March 31, 2022, financing activities provided $19,000 in proceeds from a bridge loan and $50,000 from the issuance of common shares. This was offset by the repayment of notes payable of $5,051.

Off-Balance Sheet Transactions

At March 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, specifically that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of March 31, 2023, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES MARITIME HOLDINGS INC.

Date: June 3, 2024	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	June 3, 2024
Kip Eardley	(Principal Executive Officer)

