Form 10-Q
period 2023-06-30
James Maritime Holdings Inc.
filed 2024-06-03
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

JAMES MARITIME HOLDINGS INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

-2-

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

James Maritime Holdings Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023

James Maritime Holdings Inc.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
ASSETS

Cash	$102,836	$455,454
Accounts receivables	1,047,400	722,367
Prepaid expenses and other current assets	97,693	70,487
Total current assets	1,247,929	1,248,308

Due from related parties	28,746	7,379
Intangible assets	2,241,023	4,150,280
Property and equipment, net	179,822	200,502
Right-of-use asset	383,264	168,339
Total assets	$4,080,784	$5,774,808

LIABILITIES

Accounts payable and accrued expenses	$1,269,723	$921,230
Accrued payroll expenses	191,093	161,360
Deferred revenue	-	400,000
Due to related party	176,856	-
Common stock to-be-issued	50,000	50,000
Notes payable, current portion	164,632	323,562
Convertible debenture, current portion	35,000	35,000
Loans payable, current portion	1,241,756	585,831
Embedded conversion feature	175,045	331,399
Operating lease liability, current	77,615	114,400
Total current liabilities	3,381,721	2,922,782

Notes payable, net of current portion	110,287	110,287
Loans payable, net of current portion	67,800	490,093
Operating lease liability	324,995	68,953
Total liabilities	3,884,803	3,592,115

SHAREHOLDERS’ EQUITY
Preferred Stock – Series A, 2,000,000 authorized shares, $0.001 par value; 400,000 shares issued and outstanding, as of June 30, 2023 and December 31, 2022	400	400
Common Stock, 90,000,000 shares authorized, $0.001 par value; 9,064,129 shares issued and outstanding as of June 30, 2023 (December 31, 2022 – 9,004,129)	9,064	9,004
Additional paid-in capital	14,035,287	13,656,447
Accumulated deficit	(13,662,590)	(11,454,076)
Equity attributable to shareholders of James Maritime Holdings, Inc.	382,161	2,211,775
Non-controlling interest	(186,180)	(29,082
Total shareholders’ equity	195,981	2,182,693
Total liabilities and shareholders’ equity	$4,080,784	$5,774,808

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$1,795,806	$-	$4,532,209	$-
Cost of goods sold	1,910,790	-	3,951,653	-

Gross profit (loss)	(114,984)	-	580,556	-

Operating expenses
Selling, general, and administrative expenses	903,501	143,241	1,837,873	384,082
Loss on impairment of intangible assets	-	-	911,467	-
Total operating expenses	903,501	143,241	2,749,340	384,082

Operating loss	(1,018,485)	(143,241)	(2,168,784)	(384,082)

Other income (expense)
Interest expense	(141,151)	-	(326,897)	-
Financial expenses	(11,499)	-	(26,607)	-
Change in fair value of derivative liability	-	-	156,354	-
Other income	75	-	322	-
Total other expense	(154,575)	-	(196,828)	-

Net loss	$(1,173,060)	$(143,241)	$(2,365,612)	$(384,082)

Less: net income (loss) attributable to non-controlling interests	(5,585)	-	(157,098)	1,076

Net loss attributable to James Maritime Holdings, Inc. and subsidiaries	$(1,167,475)	$(143,241)	$(2,208,514)	$(385,158)

Loss per common share - basic and diluted	$(0.13)	$(0.02)	$(0.24)	$(0.05)

Weighted average common shares outstanding - basic and diluted	9,064,129	7,471,907	9,064,129	7,471,907

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

							Total Equity
					Additional		attributable	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	to the	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Company	interest	Equity
Balance as at January 1, 2022	400,000	$400	7,354,129	$7,354	$12,008,097	$(11,658,970)	$356,881	$62,367	$419,248
Issuance of common stock and warrants to shareholders	-	-	50,000	50	49,650	-	50,000	-	50,000
Net income (loss)	-	-	-	-	-	(241,917)	(241,917)	1,076	(240,841)

Balance as at March 31, 2022	400,000	$400	7,404,129	$7,404	$12,058,047	$(11,900,887)	$164,964	$63,443	$228,407
Issuance of common stock and warrants to shareholders	-	-	100,000	100	99,900	-	100,000	-	100,000
Net income (loss)	-	-	-	-	-	(143,241)	(143,241)	-	(143,241)

Balance as at June 30, 2022	400,000	$400	7,504,129	$7,504	$12,157,947	$(12,044,128)	$121,723	$63,443	$185,166

Balance as at January 1, 2023	400,000	$400	9,004,129	$9,004	$13,656,447	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693
Net loss	-	-	-	-	-	(1,041,039)	(1,041,039)	(151,513)	(1,192,552)

Balance as at March 31, 2023	400,000	$400	9,004,129	$9,004	$13,656,447	$(12,495,115)	$1,170,736	$(180,595)	$990,141
Issuance of common stock	-	-	60,000	60	378,840	-	378,900	-	378,900
Net loss	-	-	-	-	-	(1,167,475)	(1,167,475)	(5,585)	(1,173,060)

Balance as at June 30, 2023	400,000	$400	9,064,129	$9,064	$14,035,287	$(13,662,590)	$382,161	$(186,180)	$195,981

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,365,612)	$(384,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment of goodwill and intangibles	911,467	-
Depreciation and amortization	1,233,178	-
Common shares issued for services	378,900
Amortization of debt discounts	37,032	-
Change in fair value of derivative liability	(156,354)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(48,573)	-
Accounts receivable	(325,033)	-
Other assets	(214,925)	-
Due from related party	176,856	-
Accounts payable and accrued expenses	348,492	111,076
Accrued payroll	29,733	-
Deferred revenue	(400,000)	-
Net cash used in operating activities	(394,837)	(273,006)

Cash flows from financing activities
Proceeds from shares to-be-issued	-	150,000
Proceeds from notes	-	19,000
Payment of notes	(612,552)	(5,051)
Proceeds from loans	655,925	-
Payment of loans	(1,153)	-
Net cash provided by financing activities	42,220	163,949

Net decrease in cash	(352,617)	(109,057)

Cash, beginning of period	455,454	110,460
Cash, end of period	$102,836	$1,403

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

All operations activity related to James Maritimes’ subsidiary, Gladiator, all operations are included within condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022, respectively.

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Going concern

The Company’s consolidated financial statements as of June 30, 2023, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

During the six months ended June 30, 2023, the Company generated a net loss of $2,365,612. The accumulated deficit as of June 30, 2023 is $13,662,590 ($11,454,076 as of December 31, 2022). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2023 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2024 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

The Company considers all highly liquid investments with an original maturity of three and six months or less at the date of purchase to be cash and cash equivalents.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Concentration of Credit Risk

The Company maintains its cash accounts with financial institutions, where, at times, deposits exceed federal insurance limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances due to its assessment of the credit worthiness and financial viability of the financial institutions.

Inventories

Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, which includes standard cost paid to suppliers, shipping costs, and other costs. The Company values its inventory using specific identification method of each inventory item. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of June 30, 2023 and December 31, 2022, the Company had no inventory on hand.

Accounts Receivable

Accounts receivables are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At June 30, 2023 and December 31, 2022, the Company determined that no allowance was necessary.

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

Management regularly reviews property, equipment, and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of June 30, 2023 or December 31, 2022.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Intangible Assets

Intangible assets are recorded at their estimated fair value at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. During the three and six months ended June 30, 2023 and year ended December 31, 2022, the Company determined that all intangibles related to the acquisition of USS were fully recognizable at their net book values and therefore no impairment was deemed necessary.

On December 13, 2021, the Company executed a share exchange agreement that resulted in the recognition of intangible assets (see Note 3 – Gladiator Share Exchange Agreement). At the time of the share exchange agreement, Management had determined that the intangible assets extrapolated from the share exchange agreement will be amortized over a useful life of 3 years. Concurrent with the cessation of operations of Gladiator, the Company determined that all intangibles related to the acquisition of Gladiator were impaired. As such, for six months ended June 30, 2023, the Company recorded an Impairment Loss of $911,000, the full value of the unamortized Intangibles.

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

Advertising Costs

Advertising costs are charged to selling, general, and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears. Advertising expenses for the three and six months ended June 30, 2023, were $26,443 and $60,332, respectively, and $nil, respectively, for the three and six months ended June 30, 2022.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Earnings per Share

Basic earnings per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income (loss) available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock units and other equity awards. For the three and six months ended June 30, 2023 and 2022, the Company generated net losses, therefore applying applicable equity instruments for diluted earnings per share would have had an anti-dilutive effect.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date of a change in tax rates. Deferred income tax assets are reduced by valuation allowances when necessary. On June 30, 2023 and December 31, 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The 2019 through 2022 tax years remain subject to examination by federal and most state tax authorities.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

The allocation of the purchase price in connection with the acquisition of USS was calculated as follows:

Purchase price (2)	$1,000,000
Plus: Net liabilities assumed (3)	2,439,614
Intangibles (1)	$3,439,614

_____________

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

5. Intangible Assets

The Company’s intangible assets are as follows:

	June 30, 2023	December 31, 2022
Customer relationships	$2,125,491	$2,420,014
Supplier relationships	700,207	700,207
Employee expertise	1,426,284	1,719,807
Software development costs	99,609	99,609
Less: accumulated amortization and impairment loss	(2,110,568)	(789,357)
Net intangible assets	$2,241,023	$4,150,280

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Amortization expense for the three and six months ended June 30, 2023, were $122,109 and $409,744, respectively, and $nil, respectively, for the three and six months ended June 30, 2022 and is included in selling, general, and administrative expenses in the condensed consolidated statements of operations. During the six months ended June 30, 2023, the Company recognized an impairment loss of $911,467 on assets acquired as part of the business combination with Gladiator, due to the uncertainty of future operations of that entity.

6. Property and Equipment

The table below displays the Company’s property and equipment balances as of June 30, 2023 and 2022, respectively.

	2023	2022
Furniture and fixtures	$16,062	$16,062
Vehicles	195,322	195,322
Less: accumulated amortization	(52,770)	(10,882)

Total property and equipment, net	$179,822	$200,502

Depreciation expense for the three and six months ended June 30, 2023, were $10,340 and $41,888, respectively, and $nil, respectively, for the three and six months ended June 30, 2022 and is included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

7. Lease Payable

The Company leases its headquarters office. Leases with an initial term of 12 months or less or are immaterial are not included on the balance sheets. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations, (the “Saratoga lease"). The Saratoga lease is for a 48.5-month term, with an original expiration date of July 31, 2024, with an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522. As of March 31, 2023, the Company was in default for the Saratoga Lease due to non-payment. Subsequent to March 31, 2023, the Company terminated the Saratoga Lease and entered into a settlement agreement with the landlord. During the six months ended June 30, 2023, the Company entered a new lease for its headquarters office, (the “Suite 200 Lease”) for a 60 month lease with an expiration date of January 31, 2028 with an initial monthly payment of $7,943.

The components of lease expense included on the Company’s consolidated statements of operations were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.85	1.58
Weighted average discount rate	7.6%	6.0%

Amounts relating to operating leases were presented on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 in the following line items:

	June 30, 2023	December 31, 2022
Operating Leases
ROU lease assets	$383,264	$168,339
Lease liabilities, short-term	77,615	114,400
Lease liabilities, long term	324,995	68,953

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of June 30, 2023 is as follows:

Fiscal Year	Operating Lease Payments
2023	$63,968
2024	171,346
2025	103,661
2026	107,020
2027	110,228
2028	9,208
Total minimum lease payments	565,431
Less: imputed interest	(162,821)
Present value of future minimum lease payments	402,610
Less: current lease liabilities	(77,615)
Operating lease liabilities, non-current	$324,995

8. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses balance consists of the following as of June 30, 2023 and December 31, 2022:

	2023	2022
Accounts Payable	$856,657	$723,886
Credit card liability	105,967	156,115
Accrued interest	286,774	26,809
Taxes payable	20,325	14,420
	1,269,723	$921,230

9. Notes Payable, current and non-current

The following table summarizes the outstanding notes payable amount owed by the Company as of June 30, 2023 and 2022:

		2023	2022
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	168,276
IOU	(c)	-	142,600
Total notes payable outstanding		$274,919	$433,849
Notes payable, current portion		164,632	323,562
Notes payable, excluding current		110,287	110,287

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2022, Gladiator paid $18,018 in interest expense related to this note. The Company accrued interest payable of $14,758 on this note as of and for six months ended June 30, 2023.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by James Maritime, for an adjusted fair value of $182,773. As of June 30, 2023 and December 31, 2022, the note had an outstanding principal of $148,946 and $168,276, respectively.

(c)

On June 3, 2022, USS entered into a promissory note agreement with IOU Central Inc. for $336,000, which matures on November 29, 2023. The Company agreed to pay back the note in weekly installments of $5,690 and a final payment of $2,831, which includes interest, as well as incudes $1,038 attributable to the weekly loan guarantee fee. An origination fee of $36,000 and a loan guarantee fee of $81,000 are included in the principal was charged and discounted against the note over the term. As of December 31, 2022, the note had an outstanding principal balance of $211,246 and a debt discount of $68,646. As of June 30, 2023, the note was satisfied in full.

10. Loans, current and non-current

The following table summarizes the outstanding loans amount owed by the Company as of June 30, 2023 and 2022:

		2023	2022
Quattro Capital	(a)	$237,500	$237,500
Merchant cash advances	(b)	241,231	206,680
Vehicle loans	(c)	96,228	117,971
Newtek	(d)	666,797	395,973
SBA Loan	(e)	67,800	67,800
Westwood settlement	(f)	-	50,000
Total loans outstanding		$1,309,556	$1,075,924
Loans, current portion		1,241,756	585,831
Loans, excluding current		67,800	490,093

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $226,250 as of June 30, 2023.

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of June 30, 2023 and December 31, 2022, $nil and $77,368 remains outstanding, respectively (2022 - $107,578 principal netted against $30,210 of a debt discount).

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(b)

On November 18, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with GHI Funding, LLC (“GHI”). The Company received a net amount of $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by GHI. The Company agreed to pay $2,600 every day for which funds are available to be sent to GHI until paid off in its entirety. As of December 31, 2022, $103,312 remains outstanding. This loan was satisfied in full during the six months ended June 30, 2023.

On December 28, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with Adar Funding, LLC (“AF”). The Company received a net amount $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by AF. The Company agreed to pay $5,000 every day for which funds are available to be sent to AF until paid off in its entirety. As of December 31, 2022, $26,000 remains outstanding. This loan was satisfied in full during the six months ended June 30, 2023.

In May 2023, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Velocity. The Company received net amount of $225,000 in exchange for $400,000 receivables purchased by Velocity. As of June 30, 2023, $241,231 remains outstanding.

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. During the period beginning September 23, 2022 and ended December 31, 2022, the Company made principal repayments of $47,268 for its vehicle loans. At June 30, 2023 and December 31, 2022, the total amount outstanding is $96,228 and $117,971, respectively, with 9 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $98 to $695, with an aggregate monthly payment of $4,923. All loans have a term between 1 and 6 years.

(d)

On December 30, 2020, USS entered into a $466,000 loan agreement (“NewTek loan”) with an outside lender, NewTek Small Business Finance, LLC. The U.S. Small Business Administration (“SBA”) agreed to guarantee up to 75% of the NewTek loan principal in exchange for a guaranty fee of $10,485. Under the terms of the NewTek loan, the interest rate is the prime rate, plus 2.75% and may be adjusted every change period (every quarter). The interest rate is originally stated at 6%. Monthly installment payments, which include interest, began on February 2, 2021. As of June 30, 2023 and December 31, 2022, the principal balance was $666,797 and $395,973, respectively, and accrued interest payable as of June 30, 2023 and December 31, 2022 of $57,787 and $47,517, respectively.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of June 30, 2023 and December 31, 2022 is $9,747 and $4,661, respectively.

(f)

On July 9, 2021, USS sold $685,000 of their receivables in a purchase agreement with an outside lender, Westwood Funding Solutions, LLC (“Westwood”). The purchase price of the receivables totaled $685,000, with the Company receiving net proceeds of $500,000 after applicable fees were deducted. The Westwood Funding agreement was guaranteed by the USS CEO. On December 27, 2022, Westwood entered into a settlement agreement with USS for an amount of $125,000. On December 28, 2022 $75,000 was paid towards this balance. The remaining $50,000 as of December 31, 2022 is owed in monthly installments of $10,000 until paid off. As of June 30, 2023, the remaining balance was satisfied in full.

11. Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of June 30, 2023 and December 31, 2022, the Company accrued $805 and $505, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 18,508 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading day period ending on the conversion date per share. As of March 31, 2023 and December 31, 2022, the Company accrued $2,015 and $1,265, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 46,275 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

As of June 30, 2023, these notes have not been converted and are overdue.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

12. Stockholders’ Equity

Common Stock

a. Authorized

The Company is authorized to issue 90,000,000 shares of common stock, each with a par value of $0.001.

b. Transactions during the six months ended June 30, 2023

On December 23, 2022, the Company received $50,000 as consideration for 50,000 common shares to an officer. These shares were issued in April 2023 thus releasing the shares payable liability and recorded as an equity transaction as of June 30, 2023.

On April 20, 2023, the Company issued 10,000 shares of common stock for professional services received, resulting in recognition of $63,150 in the share-based compensation expense account.

c. Transactions during the six months ended June 30, 2022

On February 28, 2022, the Company issued 50,000 shares of common stock at a price of $1 per share to an officer. The Company received $50,000 on consideration for the shares issued.

On May 12, 2022, the Company issued 100,000 shares of common stock at a price of $1 per share. The Company received a total of $100,000 from two separate investors as consideration for the shares issued.

Preferred Stock

d. Authorized and voting rights

The Company is authorized to issue 2,000,000 shares of its series A preferred stock, each with a par value of $0.001. Each share of the series A preferred stock has the equivalent voting power of (30) thirty shares of the Company’s common stock. The series A preferred stock does not have any liquidation or dividend rights or preferences. On July 20, 2021 the Company converted 1,600,000 preferred shares held by a related party, in exchange for 750,000 shares of the Company’s common stock (the “July conversion”). The series A preferred stock does not have any native convertible rights, preferences, or other conversion terms, and the Company had not previously signed an agreement setting conversion terms for the July conversion. Therefore, the July conversion met the requirements under ASC 260 to be considered a preferred stock extinguishment for the purposes of calculating the company’s earnings per share available to common shareholders. There were no transactions during the three and six months ended June 30, 2023 and 2022.

Warrants

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,000,000	$3.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at June 30, 2023	1,000,000	$3.50
Exercisable at December 31, 2022	1,000,000	$3.50
Exercisable at June 30, 2023	1,000,000	$3.50

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

13. Subsequent Events

The Company evaluated subsequent events occurring from July 1, 2023 through June 3, 2024, the date in which the consolidated financial statements were available to be issued.

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

The financial statements were prepared with estimates and assumptions that impact the reported amounts of assets and liabilities. These estimates were used for inventories, impairment of long-term assets, and derivatives. The actual results could differ significantly from these estimates. Business combinations were accounted for using the acquisition method. Assets, liabilities, and any remaining non-controlling interests were recognized at fair value on the acquisition date. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests, was recognized as goodwill. The company considers investments with an original maturity of three and six months or less at the purchase date as cash and cash equivalents.

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

Results of Operations

Three months ended June 30, 2023 and 2022

We had net sales of $1,795,806 for the three months ended June 30, 2023, as compared to $0 for the three months ended June 30, 2022, an increase of $1,795,806. This increase in revenue was due to the acquisition of Gladiator and USS between the two periods.

Cost of Goods Sold

Cost of Goods Sold for the three months ended June 30, 2023 was $1,910,790, as compared to $0 for the three months ended June 30, 2022, an increase of $1,910,790 due to increased operations from the acquisition of Gladiator and USS.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2023 were $903,501 an increase of $760,260, or 531%, compared to $143,241 for the three months ended June 30, 2022.

Net loss

As a result of the foregoing, for the three months ended June 30, 2023, we recorded a net loss of $1,173,060 compared to a net loss of $143,241 for the three months ended June 30, 2022.

Six months ended June 30, 2023 and 2022

We had net sales of $4,532,209 for the six months ended June 30, 2023, as compared to $0 for the six months ended June 30, 2022, an increase of $4,532,209. This increase in revenue was due to the acquisition of Gladiator and USS between the two periods.

Cost of Goods Sold

Cost of Goods Sold for the six months ended June 30, 2023 was $3,951,653, as compared to $0 for the six months ended June 30, 2022, an increase of $3,951,653 due to increased operations from the acquisition of Gladiator and USS.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2023 were $1,837,873 an increase of $1,453,791, or 379%, compared to $384,082 for the six months ended June 30, 2022.

Net loss

As a result of the foregoing, for the six months ended June 30, 2023, we recorded a net loss of $2,365,612 compared to a net loss of $384,802 for the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, the Company had $102,836 cash. The Company has limited commercial experience and had a net loss of $2,365,612 for the six months ended June 30, 2023, and an accumulated deficit of $13,662,590, and a working capital deficit of $2,133,792 at June 30, 2023. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended June 30, 2023, have been prepared assuming the Company will continue as a going concern.

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

Operating Activities

During the six months ended June 30, 2023, we used $394,837 of cash in operating activities primarily as a result of our net loss of $2,365,612, offset by net changes in working capital items of operating assets and liabilities of $1,970,775.

During the six months ended June 30, 2022, we used $42,916 of cash in operating activities primarily as a result of our net loss of $241,917, offset by net changes in working capital items of operating assets and liabilities of $199,001.

Financing Activities

During the six months ended June 30, 2023, we had $42,220 increase of cash in financing activities as a result of $655,925 in proceeds from loans and notes payable and repaid $612,552 of notes payable.

During the six months ended June 30, 2022, financing activities provided $19,000 in proceeds from a bridge loan and $150,000 from the issuance of common shares. This was offset by the repayment of notes payable of $5,051.

Off-Balance Sheet Transactions

At June 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, specifically that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of June 30, 2023, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

