Form 10-K
period 2023-12-31
James Maritime Holdings Inc.
filed 2024-06-04
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

As of June 3, 2024, the Company had an aggregate market value of its common stock of $51,398,574.

JAMES MARITIME HOLDINGS INC.

FORM 10-K

FOR THE YEAR ENDED December 31, 2022

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The terms “JMTM,” “we,” “us,” “our,” and the “Company” refer to James Maritime Holdings Inc.

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

Employees

As of December 31, 2023, we had 168 employees, one of whom is employed as CFO for the Company and its subsidiaries on a full-time basis by the main operating subsidiary, United Security Services.  Out of the 168 employees the Company had 152 full time employees and 16 part-time employees.

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

Year Ended December 31, 2023	High	Low
Fourth quarter	$6.00	$6.00
Third quarter	$6.00	$6.00
Second quarter	$6.32	$6.00
First quarter	$6.36	$6.32

Year Ended December 31, 2022	High	Low
Fourth quarter	$6.33	$5.50
Third quarter	$6.49	$4.00
Second quarter	$6.50	$5.00
First quarter	$6.00	$5.00

On June 3, 2024, the closing sales price reported for our common stock was $6.00 per share and as of that date, we had approximately 123 holders of record of our common stock, and 8,566,429 shares outstanding.

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

Recent Sale of Unregistered Securities

During the year ended December 31, 2023, and December 31, 2022 the Company conducted the following sales of unregistered securities pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  The Company used this amount for working capital.

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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For JMTM, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

•	our ability to maintain and grow our existing customer base;

•	the amount and timing of our cash flows and earnings, which may be impacted by customer, competitive, supplier and other dynamics and conditions;

•	our ability to maintain or improve margins through business efficiencies;

•	our ability to launch new product and service offerings that achieve market acceptance with acceptable margins;

•

changes in law, economic and financial conditions, including tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest and exchange rate volatility, and trade tariffs applicable to the products we sell;

•	the impact of potential information technology, cybersecurity or data security breaches.

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

Share Exchange Agreements and Stock Conversions

James Maritime solidified its position in the market by becoming the majority shareholder of Gladiator Solutions Inc., holding approximately 86.7% of all shares outstanding as of December 13, 2021. The acquisition of Gladiator Solutions, Inc. resulted in the issuance of 866,667 shares and brought the total common stock balance to 7,354,129 by the end of 2021.  Furthermore, on September 23, 2022, the company fortified its portfolio by completing a share exchange agreement with USS, resulting in James Maritime securing 100% of all USS shares.  The acquisition of USS resulted in the issuance of 1,000,000 shares and by the end of 2022 and 2023, and the common stock balance reached 9,004,129 and 9,064,129, respectively.  Additional paid-in capital also saw a significant increase to $13,769,537 as of December 31, 2023, reflecting the stock issuances and compensations during the previous two years.

Going concern

The Company’s consolidated financial statements as of December 31, 2023, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

During the year ended December 31, 2023, the Company generated a net loss of $2,618,965. The accumulated deficit as of December 31, 2023 is $13,915,927 ($11,454,076 as of December 31, 2022). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2023 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2024 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Years ended December 31, 2023 and 2022

For the year ending December 31, 2023, the Company had net sales of $8,820,348, in contrast to $4,063,122 in 2022, as the Company marked its first full year of revenues for the year ended December 31, 2023.  Accounts receivables reached $720,112 as of December 31, 2023, which is relatively consistent from the 2022 calednar year. Intangible assets decreased by $2,062,006 from $4,150,280 in 2022 to $2,088,274 in 2023 as a result of the full impairment of Gladiator assets.

Accounts payable and accrued expenses increased by $533,986 year over year. Deferred revenue, from advanced payments or unearned revenue, saw a decrease of $400,000 in 2023.  Liabilities increased slightly from $3,592,112 as of December 31, 2022 to $3,733,310 as of December 31, 2023.

Cost of Revenue

The cost of sales for 2023 was $6,053,710, reflecting a full year of sales activities, compared to $3,213,604 in 2022. This growth in sales resulted from enhanced business operations and an expanded customer base as a result of global volatility and military conflicts in 2023.

General and Administrative

Selling, general, and administrative expenses were $3,542,186 in 2023, in comparison to $3,162,780 in 2022.  General and administrative expenses increased mainly due to accounting and legal expenses and administrative expenses resulting from our rapid growth via the acquisition of USS.

Other Income and Expenses

There was a gain from change in derivative liability of $156,354 in 2023. However, these gains were offset by interest expenses of $1,062,034 and financial expenses of $26,607. In total, the net other loss for 2023 was $931,950, a significant increase from net other income of $2,426,707 in 2022, which was mainly caused by the employee retention credits received in the prior year.

Net loss and Net Gain

The Company reported a net loss of $2,618,965 for 2023, compared to net income of $113,445 for 2022. The large change year over year is due to a large employee retention credit that was received in the prior year to offset operating losses. The Company saw a significant reduction in its operating losses during 2023 for a favorable change of $626,247.  On a per-share basis, the basic and diluted net loss for 2023 was $0.27, respectively, compared to a net loss per share of $0.03 and $0.02, respectively, in basic and diluted terms for 2022.

Liquidity and Capital Resources

Operating Activities

For the year ended December 31, 2023, the Company reported net cash used in operating activities of $269,544, down from net cash provided by of $178,269 in 2022. This decrease can be mainly attributed to a increase in the net loss by $2,732,410. Other significant non-cash adjustments in 2023 included the loss on impairment of intangible assets of $911,467. This was offset by an increase in the changes in working capital by $859,959.

Investing Activities

In 2023, the net cash provided by investing activities decreased by $9,637 to zero, primarily due to a decrease in the cash acquired from the acquisition of United Security Specialists, Inc. (USS) of $21,437, offset by an acquisition of property and equipment of $11,800 in the previous year.

Financing Activities

Financing activities in 2023 resulted in a net cash outflow of $140,359. This was mainly due to repayments of notes and loans payable of $482,383 which was offset by proceeds from the issuance of notes payable amounting to $374,619. In 2022, the financing activities led to a net cash inflow of $157,088, primarily from the proceeds from the issuance of common stock totaling $400,000, offset by a net outflow for changes in the Company’s debt financing of $242,912.

Going concern

The Company’s consolidated financial statements as of December 31, 2023, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

During the year ended December 31, 2023, the Company generated a net loss of $2,618,965. The accumulated deficit as of December 31, 2023 is $13,915,927 ($11,454,076 as of December 31, 2022). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2023 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2024 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS YEARS

ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

James Maritime Holdings Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of James Maritime Holdings Inc. (the “Company”) as of December 31, 2023, and the related statement of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

June 3, 2024

PCAOB ID Number 6797

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Management of James Maritime Holdings Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of James Maritime Holdings Inc and subsidiaries (collectively, the “Company”) as of December 31, 2022, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

June 3, 2023

Tanner LLC| Key Bank Tower at City Creek | 36 S. State St., Suite 600, Salt Lake City, UT 84111-1400

Main 801.532.7444 | Fax 801.364.5331 | tannerco.com

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS

OF DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS

Cash	$45,551	$455,454
Accounts receivables	720,112	722,367
Prepaid expenses and other current assets	42,724	70,487
Total current assets	808,387	1,248,308

Due from related parties	7,400	7,379
Intangible assets	2,088,274	4,150,280
Property and equipment, net	159,142	200,502
Right-of-use asset	346,986	168,339
Total assets	$3,410,189	$5,774,808

LIABILITIES

Accounts payable and accrued expenses	$1,455,216	$921,230
Accrued payroll expenses	214,691	161,360
Due to related parties	7,960	-
Deferred revenue	-	400,000
Common stock to-be-issued	-	50,000
Notes payable, current portion	536,251	323,562
Convertible debenture, current portion	35,000	35,000
Loans payable, current portion	760,842	585,831
Embedded conversion feature	175,045	331,399
Operating lease liability, current	81,805	114,400
Total current liabilities	3,266,810	2,922,782

Notes payable, net of current portion	110,287	110,287
Loans payable, net of current portion	67,800	490,093
Operating lease liability	288,413	68,953
Total liabilities	3,733,310	3,592,115

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Series A, 2,000,000 authorized shares, $0.001 par value; 400,000 shares issued and outstanding, as of December 31, 2023 (400,000 as of December 31, 2022)	400	400
Common Stock, 90,000,000 shares authorized, $0.001 par value; 9,064,129 shares issued and outstanding as of December 31, 2022 (9,004,129 as of December 31, 2022)	9,064	9,004
Additional paid-in capital	13,769,537	13,656,447
Accumulated deficit	(13,915,927)	(11,454,076)
Equity (deficit) attributable to shareholders of James Maritime Holdings, Inc.	(136,926)	2,211,775
Non-controlling interest	(186,196)	(29,082
Total shareholders’ equity (deficit)	(323,122)	2,182,693
Total liabilities and shareholders’ equity (deficit)	$3,410,189	$5,774,808

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years ended December 31,
	2023	2022
Net sales	$8,820,348	$4,063,122
Cost of goods sold	6,053,710	3,213,604
Gross profit	2,766,638	849,518

Operating expenses:
Selling, general, and administrative expenses	3,542,186	3,162,780
Loss on impairment of intangible assets	911,467	-
Total operating expenses	4,453,653	3,162,780

Operating loss	(1,687,015)	(2,313,262)

Other income (expense)
Interest income	-	118
Interest expense	(1,062,034)	(766,579)
Financial expenses	(26,607)	(158,797
Change in fair value of derivative liability	156,354	-
Gain on settlement	-	398,922
Employee retention credit	-	2,959,811
Other income (expenses)	337	(6,768)
Total other income (expense), net	(931,950)	2,426,707

Net income (loss)	$(2,618,965)	$113,445

Less: net loss attributable to non-controlling interests	(157,114)	(91,449)

Net income (loss) attributable to James Maritime Holdings, Inc. and subsidiaries	$(2,461,851)	$204,894

Weighted average number of common shares outstanding:
Basic	9,046,047	7,842,865
Diluted	9,046,047	8,271,751

Net income (loss) per share:
Basic	$(0.27)	$0.03
Diluted	$(0.27)	$0.02

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) FOR

THE YEARS ENDED DECEMBER 31, 2023 AND 2022

							Total Equity (deficit)		Total
					Additional		attributable	Non-	Shareholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	to the	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Company	interest	(deficit)
Balance as at January 1, 2022	400,000	$400	7,354,129	$7,354	$12,008,097	$(11,658,970)	$356,881	$62,367	$419,248
Issuance of common stock and warrants to shareholders	-	-	350,000	350	349,650	-	350,000	-	350,000
Share-based compensation for professional and consulting services	-	-	300,000	300	299,700	-	300,000	-	300,000
Acquisition of Gladiator Solutions, Inc.	-	-	1,000,000	1,000	999,000	-	1,000,000	-	1,000,000
Net income	-	-	-	-	-	204,894	204,894	(91,449)	113,445

Balance as at December 31, 2022	400,000	$400	9,004,129	$9,004	$13,656,447	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693

Issuance of common stock and warrants to shareholders	-	-	50,000	50	49,650	-	50,000	-	50,000
Share-based compensation for professional and consulting services	-	-	10,000	10	63,140	-	63,150	-	63,150
Net loss	-	-	-	-	-	(2,461,851)	(2,461,851)	(157,114)	(2,618,965)

Balance as at December 31, 2023	400,000	$400	9,064,129	$9,064	$13,769,537	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,618,965)	$113,445
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairment of goodwill and intangibles	911,467	-
Non-cash interest expense	-	26,051
Depreciation and amortization	1,191,898	780,086
Accretion expense	114,506	31,694
Share-based compensation for services	63,150	300,000
Gain on settlement	-	(398,922
Change in fair value of derivative liability	(156,354)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,763	(60,000)
Accounts receivable	2,255	(515,834)
Due from related party	(21)	(16,043)
Accounts payable and accrued expenses	533,465	(101,934)
Accrued payroll	53,331	(11,006)
Due to/from related parties	7,960	(224,726)
Deferred revenue	(400,000)	230,000
Net cash (used in) provided by operating activities	(269,544)	178,269
Cash flows from investing activities
Cash acquired from acquisition of USS	-	21,437
Acquisition of property and equipment	-	(11,800)
Net cash provided by investing activities	-	9,637

Cash flows from financing activities
Proceeds from issuance of common stock	-	350,000
Proceeds from shares to-be-issued	-	50,000
Repayments of lease liabilities	(32,595)	-
Proceeds from notes	374,619	150,000
Payment of notes	(220,041)	(171,944)
Proceeds from loans	-	395,500
Payment of loans	(262,342)	(616,468)
Net cash (used in) provided by financing activities	(140,359)	157,088

Net (decrease) increase in cash	(409,903)	344,994

Cash, beginning of year	455,454	110,460
Cash, end of year	$45,551	$455,454

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$56,196	$90,113
Cash received during the year:
Cash received from Employee Retention Tax Credit	$-	$2,959,811
Substantial non-cash activities:
Shares issued for common stock payable	$50,000	$-
Lease modification	$178,126	$-
Acquisition of USS through share-exchange	$-	$1,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

All operations activity related to James Maritimes’ subsidiary, Gladiator, all operations are included within consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively.

All operations activity related to James Maritimes’ subsidiary, USS, for the year ended December 31, 2022, will only reflect activity from September 23, 2022 through December 31, 2022, the period for which USS was acquired and owned by James Maritime. All operations for the year ended December 31, 2023 are included within consolidated statement of operations.

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Going concern

The Company’s consolidated financial statements as of December 31, 2023, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

During the year ended December 31, 2023, the Company generated a net loss of $2,618,965. The accumulated deficit as of December 31, 2023 is $13,915,927 ($11,454,076 as of December 31, 2022). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2023 for both USS and Gladiator, which the Company is relying on to potentially generate sustainable sales throughout 2024 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Accounts Receivable

Accounts receivables are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2023 and 2022, the Company determined that no allowance was necessary.

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use (“ROU”) assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. Leases that are insignificant or with a 12-month term or less at inception are not recorded on the consolidated balance sheet and are expensed as incurred in the consolidated statements of operations. As of December 31, 2023, the Company leased real estate and office space under non-cancelable operating lease agreements that qualified for ROU accounting treatment.

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Management regularly reviews property, equipment, and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of December 31, 2023 and 2022.

Intangible Assets

Intangible assets are recorded at their estimated fair value at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. During the years ended December 31, 2023 and 2022 the Company determined that all intangibles were fully recognizable at their net book values and therefore no impairment was deemed necessary.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Advertising Costs

Advertising costs are charged to selling, general, and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears. Advertising expenses for the years ended December 31, 2023 and 2022, were $80,196 and $50,110, respectively.

Shipping and Handling Costs

The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold. For the years ended December 31, 2023 and 2022, shipping and handling costs totaled $13,196 and $35,122, respectively.

Earnings (loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution from common shares issuable through stock options, restricted stock units and other equity awards. For the year ended December 31, 2022, the Company generated a net income, therefore calculated diluted earnings per share with the applicable equity instruments. For the year ended December 31, 2023, the Company generated net losses, therefore applying applicable equity instruments for diluted earnings (loss) per share would have had an anti-dilutive effect. Please see Note 14 for the computation of earnings (loss) per common share for the years ended December 31, 2023 and 2022.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date of a change in tax rates. Deferred income tax assets are reduced by valuation allowances when necessary. On December 31, 2023 and 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The 2020 through 2023 tax years remain subject to examination by federal and most state tax authorities.

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

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13. Credit Losses (Topic 326) – Measurement of Credit Losses of Financial Statements Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables, which may result in the earlier recognition of allowance for losses. ASU 2016-13 is effective beginning January 1, 2023 and early adoption is permitted. The adoption of ASU 2016-13 did not have any material impact on the Company’s financial statement presentation or disclosures.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity- classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021- 04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 did not have any material impact on the Company’s consolidated financial statement presentation or disclosures.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

4. Intangible Assets

The Company’s intangible assets are as follows:

	December 31, 2023	December 31, 2022
Customer relationships	$2,420,014	$2,420,014
Supplier relationships	700,207	700,207
Employee expertise	1,719,807	1,719,807
Software development costs	99,609	99,609
Less: impairment loss	(911,467)	-
Less: accumulated amortization	(1,939,896)	(789,357)
Net intangible assets	$2,088,274	$4,150,280

Amortization expense for the years ended December 31, 2023 and 2022 equated to $1,150,539 and $780,086, respectively and is included in selling, general, and administrative expenses in the consolidated statements of operations. During the year ended December 31, 2023, the company recognized an impairment loss of $911,467 on assets acquired as part of the business combination with Gladiator, due to the uncertainty of future operations of that entity.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

5. Property and Equipment

The table below displays the Company’s property and equipment balances as of December 31, 2023 and 2022, respectively.

	2023	2022
Furniture and fixtures	$16,062	$16,062
Vehicles	195,322	195,322
Less: accumulated amortization	(52,241)	(10,882)

Total property and equipment, net	$159,142	$200,502

Depreciation expense for the years ended December 31, 2023 and 2022 equated to $41,359 and $10,882, respectively and is included in selling, general, and administrative expenses in the consolidated statements of operations.

6. Lease Payable

The Company leases its headquarters office. Leases with an initial term of 12 months or less or are immaterial are not included on the balance sheets. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations. This lease is for a 48.5-month term, expiring on July 31, 2024, with an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522. During the year ended December 31, 2023, the Company entered into an additional operating lease that expires in January 2028, with a month rental payment of $9,208.

The components of lease expense included on the Company’s consolidated statements of operations were as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)	2.85	1.58
Weighted average discount rate	7.56%	6.00%

Amounts relating to operating leases were presented on the consolidated balance sheets as of December 31, 2023 in the following line items:

	December 31, 2023	December 31, 2022
Operating Leases
ROU lease assets	$346,986	$168,339
Lease liabilities, short-term	81,805	114,400
Lease liabilities, long-term	288,413	68,953

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of December 31, 2023 is as follows:

Operating Lease
Fiscal Year	Payments
2024	$141,532
2025	103,661
2026	107,020
2027	110,228
2028	9,208
Total minimum lease payments	471,649
Less: imputed interest	(101,431)
Present value of future minimum lease payments	370,218
Less: current lease liabilities	(81,805)
Operating lease liabilities, non-current	$288,413

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

7. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses balance consists of the following as of December 31, 2023 and 2022:

	2023	2022
Accounts payable	$820,208	$723,886
Credit card liability	50,040	156,115
Accrued interest	564,213	26,809
Taxes payable	20,755	14,420
	$1,455,216	$921,230

8. Notes Payable, current and non-current

The following table summarizes the outstanding notes payable amount owed by the Company as of December 31, 2023 and 2022:

		2023	2022
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	168,276
Padilla	(d)	58,256	-
Clearview	(e)	316,363	-
IOU	(c)	-	142,600
Total notes payable outstanding		$646,538	$433,849
Notes payable, current portion		536,251	323,562
Notes payable, excluding current		110,287	110,287

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

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2022, Gladiator paid $18,018 in interest expense related to this note. The Company accrued interest payable of $29,514 on this note as of and for the year ended December 31, 2023. As of the date these consolidated financial statements are filed, the loan is in default.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by James Maritime, for an adjusted fair value of $182,773. As of December 31, 2023 and 2022, the note had an outstanding principal of $148,946 and $168,276, respectively.

(c)

On May 31, 2022, USS entered into a promissory note agreement with IOU Central Inc. for $336,000, which matures on November 29, 2023. The Company agreed to pay back the note in weekly installments of $5,690 and a final payment of $2,831, which includes interest, as well as incudes $1,038 attributable to the weekly loan guarantee fee. An origination fee of $36,000 and a loan guarantee fee of $81,000 are included in the principal was charged and discounted against the note over the term. As of December 31, 2022, the note had an outstanding principal balance of $211,246 and a debt discount of $68,646. The note was satisfied in full during the year ended December 31, 2023.

(d)

On October 6, 2023, USS entered into a promissory note agreement with Ashley Padilla for $100,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $58,256.

(e)

On August 4, 2023, USS entered into a promissory note agreement with Clearview Funding Solutions for $400,000, which matured in February 2024. An origination and finance fee of $180,000 are included in the principal and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $318,363.

9. Loans, current and non-current

The following table summarizes the outstanding loans amount owed by the Company as of December 31, 2023 and 2022:

		2023	2022
Quattro Capital	(a)	$250,000	$237,500
Merchant cash advances	(b)	36,000	206,680
Vehicle loans	(c)	76,309	117,971
Newtek	(d)	398,533	395,973
SBA Loan	(e)	67,800	67,800
Westwood settlement	(f)	-	50,000
Total loans outstanding		$828,642	$1,075,924
Loans, current portion		760,842	585,831
Loans, excluding current		67,800	490,093

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $452,500.

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of December 31, 2023 and 2022, $36,000 and $77,368 remains outstanding, respectively (2022 - $107,578 principal netted against $30,210 of a debt discount).

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(b)

On November 18, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with GHI Funding, LLC (“GHI”). The Company received a net amount of $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by GHI. The Company agreed to pay $2,600 every day for which funds are available to be sent to GHI until paid off in its entirety. As of December 31, 2022, $103,312 remains outstanding. This loan was satisfied in full during the year ended December 31, 2023.

On December 28, 2021, USS entered into a collateralized loan of the Company’s future receipts of receivables with Adar Funding, LLC (“AF”). The Company received a net amount $180,000 (net of $20,000 paid for ACH fees) in exchange for $300,000 receivables purchased by AF. The Company agreed to pay $5,000 every day for which funds are available to be sent to AF until paid off in its entirety. As of December 31, 2022, $26,000 remains outstanding. This loan was satisfied in full during the year ended December 31, 2023.

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. During the period beginning September 23, 2022 and ended December 31, 2022, the Company made principal repayments of $47,268 for its vehicle loans. At December 31, 2023 and 2022, the total amount outstanding is $76,309 and $117,971, respectively, with 9 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $98 to $695, with an aggregate monthly payment of $4,923. All loans have a term between 1 and 6 years.

(d)

On December 30, 2020, USS entered into a $466,000 loan agreement (“NewTek loan”) with an outside lender, NewTek Small Business Finance, LLC. The U.S. Small Business Administration (“SBA”) agreed to guarantee up to 75% of the NewTek loan principal in exchange for a guaranty fee of $10,485. Under the terms of the NewTek loan, the interest rate is the prime rate, plus 2.75% and may be adjusted every change period (every quarter). The interest rate is originally stated at 6%. Monthly installment payments, which include interest, began on February 2, 2021. As of December 31, 2023 and 2022, the principal balance was $398,533 and $395,973, respectively, and accrued interest payable as of December 31, 2023 and 2022 of $68,058 and $47,517, respectively.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of years ended December 31, 2023 and 2022 is $7,204 and $4,661, respectively.

(f)

On July 9, 2021, USS sold $685,000 of their receivables in a purchase agreement with an outside lender, Westwood Funding Solutions, LLC (“Westwood”). The purchase price of the receivables totaled $685,000, with the Company receiving net proceeds of $500,000 after applicable fees were deducted. The Westwood Funding agreement was guaranteed by the USS CEO. On December 27, 2022, Westwood entered into a settlement agreement with USS for an amount of $125,000. On December 28, 2022 $75,000 was paid towards this balance. The remaining $50,000 as of December 31, 2022 is owed in monthly installments of $10,000 until paid off. This loan was satisfied in full during the year ended December 31, 2023.

10. Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of the year ended December 31, 2023 and 2022, the Company accrued $1,105 and $505, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 18,508 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading day period ending on the conversion date per share. As of the year ended December 31, 2023 and 2022, the Company accrued $2,765 and $1,265, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 46,275 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

As of December 31, 2023, these notes have not been converted and are overdue.

11. Stockholders’ Equity

Common Stock

a. Authorized

The Company is authorized to issue 90,000,000 shares of common stock, each with a par value of $0.001.

b. Transactions during 2023

On December 23, 2022, the Company received $50,000 as consideration for 50,000 common shares to an officer. These shares were not issued until after year-end, resulting in a liability rather than equity transaction as of the year ended December 31, 2022. During the year ended December 31, 2023, these shares were issued and included in shareholders’ equity.

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Preferred Stock

a. Authorized and voting rights

The Company is authorized to issue 2,000,000 shares of its series A preferred stock, each with a par value of $0.001. Each share of the series A preferred stock has the equivalent voting power of (30) thirty shares of the Company’s common stock. The series A preferred stock does not have any liquidation or dividend rights or preferences. On July 20, 2021 the Company converted 1,600,000 preferred shares held by a related party, in exchange for 750,000 shares of the Company’s common stock (the “July conversion”). The series A preferred stock does not have any native convertible rights, preferences, or other conversion terms, and the Company had not previously signed an agreement setting conversion terms for the July conversion. Therefore, the July conversion met the requirements under ASC 260 to be considered a preferred stock extinguishment for the purposes of calculating the company’s earnings per share available to common shareholders. There were no transactions during the years ended December 31, 2023 and 2022.

Warrants

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2022	1,000,000	$3.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, December 31, 2022	1,000,000	$3.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding, December 31, 2023	1,000,000	$3.50
Exercisable, December 31, 2023	1,000,000	$3.50
Exercisable, December 31, 2022	1,000,000	$3.50

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

12. Earnings (Loss) Per Share

The earnings (loss) per share (“EPS”) is calculated by dividing the net loss attributable to common shareholders less any preferred dividends by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) minus preferred dividends by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

The following table sets forth the computation of basic and diluted EPS:

	Years ended December 31,
	2023	2022
Net (loss) income	$(2,618,965)	$113,445
Less: Net (loss) income attributable to noncontrolling interests	(157,114)	(91,449)
Net (loss) income attributable to James Maritime shareholders	(2,461,851)	204,894

Weighted average common shares outstanding- basic	9,046,047	7,842,865

Dilutive effect of convertible debentures and warrants	-	428,886

Weighted average common shares outstanding – diluted	9,046,047	8,271,751

Basic earnings (loss) per share	$(0.27)	$0.03

Diluted earnings (loss) per share	$(0.27)	$0.02

There are approximately 64,783 number of shares that are not considered in the above calculation of 2023 diluted EPS as they would be anti-dilutive in nature. These shares are attributable to convertible notes issued in 2021. No other equity instruments exist that would be applied in the calculation of diluted earnings per share in the case they were dilutive in nature.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

13. Concentration of Risk

The Company is potentially subject to concentration risk in its sales revenue and sources of inventory.

The Company has two major customers that accounted for approximately 27% ($2,359,000) and 20% ($1,775,000) and 29% ($1,195,000) and 19% ($773,239) in sales revenue in 2023 and 2022, respectively. The Company plans to maintain these relationships with customers and leverage these relationships in obtaining more clients in order to hedge their concentration risk.

The Company has two major suppliers that accounted for approximately 82% ($1,029,427) and 12% ($151,497) of cost of inventory sold in 2022. For 2023, the Company’s major costs of revenue were salaries and payroll related to services rendered to customers.

14. Income Taxes

There were no income tax expenses reflected in the results of operations for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023	2022
Net income (loss) per book	$(2,618,965)	$113,445
Federal statutory income tax rate	-	23,823
State income tax, net of federal benefit	-	(114,230)
Employee Retention Credit	-	(621,560)
Non-deductible amortization	433,021	164,848
Other	-	11,364
Valuation allowance	2,185,944	535,756
Income tax	$-	$-

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the years ended December 31,
	2023	2022
Net operating loss carry forwards	$1,381,803	$846,059
Right of use assets	-	4,202
Fixed assets	(41,359)	(17,785
Total deferred tax assets	1,340,444	832,476
Valuation allowance	(1,340,444)	(832,476)
Net deferred tax assets	$-	$-

The Company had net operating losses of approximately $6,647,817 for both federal and state that were generated in the current year which do not expire but are subject to an 80% utilization against future taxable income.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2023 and 2022. The Company did not recognize any interest or penalties during the 2023 and 2022 fiscal year related to unrecognized tax benefits.

15. Subsequent Events

The Company evaluated subsequent events occurring from January 1, 2024 through June 3, 2024, the date in which the consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-K, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, we have identified material weaknesses in our internal controls, weaknesses in our compliance with US GAAP and weaknesses in our risk assessment and monitoring.  The Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of December 31, 2023, our internal control over  financial  reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following table contains information as of December 31, 2023 as to each Officer and Director of the Company:

Name	Age	Position
Kip Eardley	65	Principal Executive Officer, President and Director

Ray Sheets	59	Principal Financial Officer, Secretary, Treasurer

Brett Bertolami	55	Director

Dean Polizzotto	56	Director

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

Director Nominations

As of December 31, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during the year ended December 31, 2023.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2023 and December 31, 2022 compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Kip Eardley	2022	$-	$-	$	***	$28,000	$28,000
(President)	2023	$-	$-	$	***	$-	$-

Ray Sheets	2022	$-	$-	$	***	$10,000	$10,000
(Treasurer, Secretary)	2023	$80,000	$-	$	***	$-	$80,000

Narrative Disclosure to Summary Compensation

Kip Eardley - Effective July 2021, the Company issued common shares to Kip Eardley, the Company’s President and Director for services rendered through the 2023 calendar year.  Mr. Eardley has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

Ray Sheets - Effective July 2021, the Company issued common shares to Ray Sheets as the Company’s Secretary, Treasurer and CFO. In June of 2023 Mr. Sheets entered into an employment agreement with the Company’s wholly owned subsidiary as its CFO on a full-time basis by the Company’s main operating subsidiary, United Security Services.  Mr. Sheets has also entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

Equity Awards

***On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Kip Eardley the Company’s President and Director.  These shares were fully earned and paid to Mr. Eardley in 2021, however this equity award was intended to cover all of Mr. Eardley’s services to the Company through the year 2023.

***On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Ray Sheets the Company’s Treasurer, Secretary and Director.  These shares were fully earned and paid to Mr. Sheetz in 2021, however this equity award was intended to cover all of Mr. Sheet’s services to the Company through the year 2023.

Compensation of Directors

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Kip Eardley	2022	$-	$-	$	***	$28,000	$28,000
(Director)	2023	$-	$-	$	***	$-	$-

Ray Sheets	2022	$-	$-	$	***	$10,000	$10,000
(Director)	2023	$80,000	$-	$	***	$-	$80,000

Dean Polizzotto	2022	$-	$-	$	***	$-	$-
(Director)	2023	$-	$-	$	***	$-	$-

Brett Bertolami	2022	$-	$-	$	***	$-	$-
(Director)	2023	$-	$-	$	***	$-	$-

Narrative Disclosure to Summary Compensation

***Kip Eardley - Effective July 2021, the Company issued 250,000 common shares as compensation for services to Kip Eardley, the Company’s President and Director. The term of the employment agreement runs through December 2023.  These shares were fully earned and paid to Mr. Eardley in 2021, however this equity award was intended to cover all of Mr. Eardley’s services to the Company through the year 2023.  Mr. Eardley has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

***Ray Sheets - Effective July 2021, the Company issued 250,000 common shares of the Company to Ray Sheets, the Company’s Treasurer, Secretary and CFO. The term of the employment agreement runs through December 2023.  These shares were fully earned and paid to Mr. Sheetz in 2021, however this equity award was intended to cover all of Mr. Sheet’s services to the Company through the year 2023.  In June of 2023 Mr. Sheets entered into an employment agreement with the Company’s wholly owned subsidiary as its CFO on a full-time basis by the Company’s main operating subsidiary, United Security Services.  Mr. Sheets has also entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

***Dean Polizzotto - Effective July, the Company issued 250,000 common shares of the Company to Dean Polizzotto, the Company’s Director. The term of the employment agreement runs through December 2023.  These shares were fully earned and paid to Mr. Polizzotto  in 2021, however this equity award was intended to cover all of Mr. Polizzotto’s services to the Company through the year 2023.  Mr. Polizzotto has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

***Brett Bertolami - Effective July 2021, the Company issued 250,000 common shares of the Company to Bret Bertolami, the Company’s Director. The term of the employment agreement runs through December 2023.  These shares were fully earned and paid to Mr. Bertolami in 2021, however this equity award was intended to cover all of Mr. Bertolami’s services to the Company through the year 2023.  Mr. Bertolami has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

Equity Awards

***On July 20, 2021, as compensation for services, the Company issued 250,000 shares of common stock equivalent to $125,000 to Kip Eardley the Company’s President and Director.  These shares were fully earned and paid to Mr. Eardley in 2021, however this equity award was intended to cover all of Mr. Eardley’s services to the Company through the year 2023.

***On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Ray Sheets the Company’s Treasurer, Secretary and Director.  These shares were fully earned and paid to Mr. Sheetz in 2021, however this equity award was intended to cover all of Mr. Sheet’s services to the Company through the year 2023.

***On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Brett Bertolami the Company’s Director.  These shares were fully earned and paid to Mr. Bertolami in 2021, however this equity award was intended to cover all of Mr. Bertolami’s services to the Company through the year 2023.

***On December 27, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Dean Polizzotto the Company’s Director.  These shares were fully earned and paid to Mr. Polizzotto in 2021, however this equity award was intended to cover all of Mr. Polizzotto’s services to the Company through the year 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 3, 2024, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

On March 30, 2023, Tanner, LLC, the independent registered public accounting firm for JMTM, was engaged by the Company as its independent registered public accounting firm. As noted in the Form 8-K filed on March 22, 2024, the Board approved the dismissal of Tanner LLC and effective March 22, 2024 and on that date, ratified, the engagement of Bush & Associates CPA LLC as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2023 and 2022, for professional services rendered by Tanner, LLC and Bush & Associates CPA LLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees and Audit Related Fees	$65,000	$84,906
Tax Fees	-	-
All Other Fees	-	-
Total	$65,000	$84,906

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

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation

3.2	Certificate of Amendment Series A Preferred Filed with the State of Nevada on April 2, 2021

3.3	Amended and Restated By-Laws

10.1	Form of Note Agreement

10.2	Form of Employment, Confidential Information, Invention Assignment and Arbitration Agreement

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Signature	Title	Date

/s/ Kip Eardley	President	June 3, 2024
Kip Eardley	(Principal Executive Officer )

