Form 10-Q
period 2024-03-31
James Maritime Holdings Inc.
filed 2024-06-06
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of June 6, 2024, there were 8,566,429 shares of our common stock, par value $0.001 per share, and 400,000 shares of our preferred stock, par value $0.001 outstanding.

JAMES MARITIME HOLDINGS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

3

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

James Maritime Holdings Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024

James Maritime Holdings Inc.

4

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023
ASSETS

Cash	$290,869	$45,551
Accounts receivables	371,835	720,112
Prepaid expenses and other current assets	453,071	42,724
Total current assets	1,115,775	808,387

Due from related parties	217,419	7,400
Intangible assets	2,088,274	2,088,274
Property and equipment, net	135,722	159,142
Right-of-use asset	319,204	346,986
Total assets	$3,876,394	$3,410,189

LIABILITIES

Accounts payable and accrued expenses	$1,236,551	$1,455,216
Accrued payroll expenses	149,055	214,691
Due to related parties	-	7,960
Notes payable, current portion	167,319	536,251
Convertible debenture, current portion	35,000	35,000
Loans payable, current portion	552,832	760,842
Embedded conversion feature	175,045	175,045
Operating lease liability, current	83,950	81,805
Total current liabilities	2,399,753	3,266,810

Notes payable, net of current portion	110,287	110,287
Loans payable, net of current portion	67,800	67,800
Operating lease liability	269,693	288,413
Total liabilities	2,847,533	3,733,310

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Series A, 2,000,000 authorized shares, $0.001 par value; 400,000 shares issued and outstanding, as of March 31, 2024 and December 31, 2023	400	400
Common Stock, 90,000,000 shares authorized, $0.001 par value; 8,566,429 and 9,064,129 shares issued and outstanding as of March 31, 2024 and December 31, 2023	8,566	9,064
Additional paid-in capital	13,769,537	13,769,537
Accumulated deficit	(12,563,446)	(13,915,927)
Equity (deficit) attributable to shareholders of James Maritime Holdings, Inc.	1,028,861	(136,926)
Non-controlling interest	(186,196)	(186,196)
Total shareholders’ equity (deficit)	1,028,861	(323,122)
Total liabilities and shareholders’ equity (deficit)	$3,876,394	$3,410,189

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three months ended March 31,
	2024	2023
Net sales	$1,952,553	$2,736,403
Cost of goods sold	1,281,776	2,040,863
Gross profit	670,777	695,540

Operating expenses:
Selling, general, and administrative expenses	201,408	934,373
Loss on impairment of intangible assets	-	911,467
Total operating expenses	201,408	1,845,840

Operating income (loss)	469,369	(1,150,299)

Other income (expense)
Interest expense	(160,067)	(183,745)
Financial expenses	(48,664)	(15,108)
Change in fair value of derivative liability	-	156,354
PPP forgiveness	1,091,374	-
Other income	468	246
Total other income (expense), net	883,112	(42,253)

Net income (loss)	$1,352,481	$(1,192,552)

Less: net loss attributable to non-controlling interests	-	(151,513)

Net income (loss) attributable to James Maritime Holdings, Inc. and subsidiaries	$1,352,481	$(1,041,039)

Weighted average number of common shares outstanding:
Basic and diluted	9,030,040	9,006,047

Net income (loss) per share:
Basic and diluted	$0.15	$(0.12)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

							Total Equity (deficit)
					Additional		attributable	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	to the	controlling	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Company	interest	(Deficit)
Balance as at January 1, 2023	400,000	$400	9,004,129	$9,004	$13,656,447	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693
Net loss	-	-	-	-	-	(1,041,039)	(1,041,039)	(151,513)	(1,192,552)

Balance as at March 31, 2023	400,000	$400	9,004,129	$9,004	$13,656,447	$(12,495,115)	$1,170,736	$(180,595)	$990,141

Balance as at January 1, 2024	400,000	$400	9,064,129	$9,064	$13,769,537	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)
Shares cancelled	-	-	(866,667)	(867)	-	-	(867)	-	(867)
Shares reissued	-	-	368,967	369	-	-	369	-	369
Net income	-	-	-	-	-	1,352,481	1,352,481	-	1,352,481

Balance as at March 31, 2024	400,000	$400	8,566,429	$8,566	$13,769,537	$(12,563,446)	$1,215,057	$(186,196)	$1,028,861

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,352,481	$(1,192,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairment of goodwill and intangibles	-	911,467
Depreciation and amortization	23,421	606,122
Amortization of debt discounts	36,534	37,032
Change in fair value of derivative liability	-	(156,354)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(620,366)	28,611
Accounts receivable	348,277	55,100
Other assets	27,782	(232,586)
Due to related party	7,960	(21,367)
Accounts payable and accrued expenses	(218,667)	168,743
Accrued payroll	(65,636)	10,925
Deferred revenue	-	(400,000)
Net cash provided by (used in) operating activities	875,867	(184,860)

Cash flows from financing activities
Payment of lease liabilities	(16,575)	-
Payment of notes	(405,964)	(371,913)
Proceeds from loans	-	355,480
Payment of loans	(208,010)	(177,584)
Net cash used in financing activities	(630,549)	(194,017)

Net increase (decrease) in cash	245,319	(378,877)

Cash, beginning of period	45,551	455,454
Cash, end of period	$290,869	$76,577

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Going concern

The Company’s consolidated financial statements as of March 31, 2024, are prepared using U.S. GAAP, which contemplates continuation of the Company as a going concern. This contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue as a going concern.

During the three months ended March 31, 2024, the Company generated net income of $1,352,481. The accumulated deficit as of March 31, 2024 is $12,563,446 ($13,915,927 as of December 31, 2023). In order to continue as a going concern, the Company plans to receive funds through the selling of equity securities to existing and new shareholders. The Company is also evaluating potential acquisitions in the corporate security space. Additionally, the Company has created and maintained good customer relationships during 2024 for USS, which the Company is relying on to potentially generate sustainable sales throughout 2024 and afterward. While management maintains they will be able to continue to generate sufficient cash flows through a combination of operations, debt, and equity raises, there is no guarantee the Company will be able to raise or generate additional funds in the short term to meet present obligations as they come due. Due to these factors, there is substantial doubt the Company may be able to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Concentration of Credit Risk

The Company maintains its cash accounts with financial institutions, where, at times, deposits exceed federal insurance limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances due to its assessment of the credit worthiness and financial viability of the financial institutions.

Inventories

Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, which includes standard cost paid to suppliers, shipping costs, and other costs. The Company values its inventory using specific identification method of each inventory item. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of March 31, 2024 and December 31, 2023, the Company had no inventory on hand.

Accounts Receivable

Accounts receivables are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At March 31, 2024 and December 31, 2023, the Company determined that no allowance was necessary.

Leases

The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use (“ROU”) assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets and liabilities are represented on the balance sheet at the present value of future minimum lease payments to be made over the lease term. Leases that are insignificant or with a 12-month term or less at inception are not recorded on the consolidated balance sheet and are expensed as incurred in the consolidated statements of operations. As of December 31, 2023, the Company leased real estate and office space (the “Saratoga Lease”) under non-cancelable operating lease agreements that qualified for ROU accounting treatment. As of March 31, 2023, the Company was in default for the Saratoga Lease and, subsequent to March 31, 2023, terminated the lease with the landlord in a settlement agreement. Commencing on February 1, 2023, the Company leased a second real estate and office space (the “Suite 200 Lease”) under non-cancelable operating lease agreement that qualified for ROU accounting treatment.

Property and equipment

The Company records depreciation when appropriate using the straight-line method over the estimated useful life of the assets. Property and equipment are stated at cost less accumulated depreciation. The estimated useful lives of the Company’s property and equipment by class are as follows:

Asset classes	Useful lives (in years)
Vehicles	5
Furniture and fixtures	7

Management regularly reviews property, equipment, and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of March 31, 2024 or December 31, 2023.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Advertising Costs

Advertising costs are charged to selling, general, and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears. Advertising expenses for the three months ended March 31, 2024 and 2023, were approximately $81,000 and $34,000, respectively.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Earnings per Share

Basic earnings per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income (loss) available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock units and other equity awards. For the three months ended March 31, 2024 and 2023, the Company generated net losses, therefore applying applicable equity instruments for diluted earnings per share would have had an anti-dilutive effect.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date of a change in tax rates. Deferred income tax assets are reduced by valuation allowances when necessary. On March 31, 2024 and December 31, 2023, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The 2020 through 2023 tax years remain subject to examination by federal and most state tax authorities.

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

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

3. Intangible Assets

The Company’s intangible assets are as follows:

	March 31, 2024	December 31, 2023
Customer relationships	$2,420,014	$2,420,014
Supplier relationships	700,207	700,207
Employee expertise	1,719,807	1,719,807
Software development costs	99,609	99,609
Less: accumulated amortization and impairment loss	(2,851,363)	(2,851,363)
Net intangible assets	$2,088,274	$2,088,274

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Amortization expense for the three months ended March 31, 2024 and 2023 equated to $nil and $287,635, respectively and is included in selling, general, and administrative expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recognized an impairment loss of $nil and $911,467, respectively, on assets acquired as part of the business combination with Gladiator, due to the uncertainty of future operations of that entity.

4. Property and Equipment

The table below displays the Company’s property and equipment balances as of March 31, 2024 and 2023, respectively.

	2024	2023
Furniture and fixtures	$15,564	$16,062
Vehicles	195,322	195,322
Less: accumulated amortization	(75,164)	(52,241)

Total property and equipment, net	$135,722	$159,142

Depreciation expense for the three months ended March 31, 2024 and 2023 equated to $22,923 and $31,548, respectively and is included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

5. Lease Payable

The Company leases its headquarters office. Leases with an initial term of 12 months or less or are immaterial are not included on the balance sheets. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations, (the “Saratoga lease”). The Saratoga lease is for a 48.5-month term, with an original expiration date of July 31, 2024, with an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522. As of March 31, 2023, the Company was in default for the Saratoga Lease due to non-payment. Subsequent to March 31, 2023, the Company terminated the Saratoga Lease and entered into a settlement agreement with the landlord. During the quarter ending March 31, 2023, the Company entered a new lease for its headquarters office, (the “Suite 200 Lease”) for a 60 month lease with an expiration date of January 31, 2028 with an initial monthly payment of $7,943. There were no further changes as of March 31, 2024.

The components of lease expense included on the Company’s consolidated statements of operations were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	2.85	2.85
Weighted average discount rate	7.6%	7.56%

Amounts relating to operating leases were presented on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 in the following line items:

	March 31, 2024	December 31, 2023
Operating Leases
ROU lease assets	$319,204	$346,986
Lease liabilities, short-term	223,179	81,805
Lease liabilities, long term	381,163	288,413

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Future minimum lease payments required under operating leases on an undiscounted cash flow basis as of March 31, 2024 is as follows:

Fiscal Year	Operating Lease Payments
2024	$63,968
2025	101,346
2026	103,661
2027	107,020
2028	66,791
Total minimum lease payments	442,786
Less: imputed interest	(89,143)
Present value of future minimum lease payments	353,643
Less: current lease liabilities	(83,950)
Operating lease liabilities, non-current	$269,693

6. Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses balance consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts Payable	$374,736	$820,208
Credit card liability	69,382	50,040
Accrued interest	752,484	564,213
Taxes payable	39,949	20,755
	$1,236,551	$1,455,216

7. Notes Payable, current and non-current

The following table summarizes the outstanding notes payable amount owed by the Company as of March 31, 2024 and 2023:

		2024	2023
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	148,946
Padilla	(c)	5,687	58,256
Clearview	(d)	-	316,363
Total notes payable outstanding		$277,606	$646,538
Notes payable, current portion		167,319	536,251
Notes payable, excluding current		$110,287	$110,287

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(a)

On November 4, 2020 Gladiator received $69,800 from their supplier, Kapitus Servicing Inc. Gladiator agreed to pay back the note in weekly installments of $1,419, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $22,336 (45.6% per annum). The note has been fully paid off as of December 31, 2023.

On August 20, 2021, Gladiator received $25,500 from their supplier, Kapitus Servicing Inc. Gladiator agreed to pay back the note in weekly installments of $519, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $8,205 (46.5% per annum). The note has been fully paid off as of December 31, 2023.

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2023, Gladiator paid $18,018 in interest expense related to this note. The Company accrued interest payable of $36,893 and $29,514, respectively, on this note as of and March 31, 2024 and December 31, 2023.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by James Maritime, for an adjusted fair value of $182,773. As of March 31, 2024 and December 31, 2023, the note had an outstanding principal of $148,946, respectively.

(d)

On October 6, 2023, USS entered into a promissory note agreement with Ashley Padilla for $100,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $58,256. As of March 31, 2024, the outstanding balance was $5,687.

(e)

On August 4, 2023, USS entered into a promissory note agreement with Clearview Funding Solutions for $400,000, which matured in February 2024. An origination and finance fee of $180,000 are included in the principal and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $318,363. The note was satisfied in full during the three months ended March 31, 2024.

8. Loans, current and non-current

The following table summarizes the outstanding loans amount owed by the Company as of March 31, 2024 and 2023:

		2024	2023
Quattro Capital	(a)	$237,500	$250,000
Merchant cash advances	(b)	18,019	36,000
Vehicle loans	(c)	60,759	76,309
Newtek	(d)	236,554	398,533
SBA Loan	(e)	67,800	67,800
Total loans outstanding		$620,632	$828,642
Loans, current portion		552,832	760,842
Loans, excluding current		$67,800	$67,800

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $565,625 as of March 31, 2024.

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of March 31, 2024 and December 31, 2023, $18,019 and $36,000 remains outstanding, respectively.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

(b)

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

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. At March 31, 2024 and December 31, 2023, the total amount outstanding is $60,759 and $103,197, respectively, with 9 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $98 to $695, with an aggregate monthly payment of $4,923. All loans have a term between 1 and 6 years.

(d)

On December 30, 2020, USS entered into a $466,000 loan agreement (“NewTek loan”) with an outside lender, NewTek Small Business Finance, LLC. The U.S. Small Business Administration (“SBA”) agreed to guarantee up to 75% of the NewTek loan principal in exchange for a guaranty fee of $10,485. Under the terms of the NewTek loan, the interest rate is the prime rate, plus 2.75% and may be adjusted every change period (every quarter). The interest rate is originally stated at 6%. Monthly installment payments, which include interest, began on February 2, 2021. As of March 31, 2024 and December 31, 2023, the principal balance was $236,554 and $398,533, respectively, and accrued interest payable as of March 31, 2024 and December 31, 2023 of $73,193 and $68,058, respectively.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of March 31, 2024 and December 31, 2023 is $7,840 and $7,204, respectively.

9. Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of March 31, 2024 and December 31, 2023, the Company accrued $1,255 and $1,105, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 18,508 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at a stock price at the lower of 10% of the lowest trading day period ending on the conversion date per share. As of March 31, 2024 and December 31, 2023, the Company accrued $3,140 and $2,765, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability. It was valued using the Black-Scholes pricing model with the following inputs: 46,275 shares, stock price of $6.00, exercise price of $0.60, 0.1 year term, and volatility of 40.88%.

As of March 31, 2024, these notes have not been converted and are overdue.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

10. Stockholders’ Equity

Common Stock

a. Authorized

The Company is authorized to issue 90,000,000 shares of common stock, each with a par value of $0.001.

b. Transactions during the three months ended March 31, 2024

On March 6, 2024, the Company cancelled 866,667 shares of common stock that was previously issued and re-issued the same shareholders a total of 368,967 in accordance with stated agreements.

There were no transactions during the three months ended March 31, 2023.

Preferred Stock

c. Authorized and voting rights

The Company is authorized to issue 2,000,000 shares of its series A preferred stock, each with a par value of $0.001. Each share of the series A preferred stock has the equivalent voting power of (30) thirty shares of the Company’s common stock. The series A preferred stock does not have any liquidation or dividend rights or preferences. On July 20, 2021 the Company converted 1,600,000 preferred shares held by a related party, in exchange for 750,000 shares of the Company’s common stock (the “July conversion”). The series A preferred stock does not have any native convertible rights, preferences, or other conversion terms, and the Company had not previously signed an agreement setting conversion terms for the July conversion. Therefore, the July conversion met the requirements under ASC 260 to be considered a preferred stock extinguishment for the purposes of calculating the company’s earnings per share available to common shareholders. There were no transactions during the three months ended March 31, 2024 and 2023.

Warrants

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,000,000	$3.50
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at March 31, 2024	1,000,000	$3.50
Exercisable at December 31, 2023	1,000,000	$3.50
Exercisable at March 31, 2024	1,000,000	$3.50

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

11. Subsequent Events

The Company evaluated subsequent events occurring from April 1, 2023 through June 6, 2024, the date in which the consolidated financial statements were available to be issued.

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

Recent Developments

During the recent fiscal years, the company underwent significant corporate changes.

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

Results of Operations

Three months ended March 31, 2024 and 2023

We had net sales of $1,952,553 for the three months ended March 31, 2024, as compared to $2,736,403 for the three months ended March 31, 2023, an decrease of $783,851 or 29%. This decrease in revenue was due to a reduction in operations of Gladiator between the two periods.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2024 was $2,040,863, as compared to $2,040,863 for the three months ended March 31, 2023, an decrease of $759,088 or 37%, due to decreased operations of Gladiator.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2024 were $201,408 a decrease of $934,373 or 78%, compared to $934,373 for the three months ended March 31, 2023.

Net loss

As a result of the foregoing, for the three months ended March 31, 2024, we recorded net income of $1,352,481 compared to a net loss of $1,192,552 for the three months ended March 31, 2023. The increase in net income was related to a reduction in operating expenses period over period, and the Company realized PPP forgiveness during the three months ended March 31, 2024 of $1,091,375.

Liquidity and Capital Resources

At March 31, 2024, the Company had $290,869 in cash. The Company has net income of $1,352,481 for the three months ended March 31, 2024, and an accumulated deficit of $12,563,446, and a working capital deficit of $1,283,978 at March 31, 2024. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying condensed consolidated financial statements for the nine months ended March 31, 2024, have been prepared assuming the Company will continue as a going concern.

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

Operating Activities

During the three months ended March 31, 2024, we generated $875,867 of cash from operating activities primarily as a result of our net income of $1,352,481, offset by net changes in working capital items of operating assets and liabilities of $476,614.

During the three months ended March 31, 2023, we used $184,860 of cash in operating activities primarily as a result of our net loss of $1,192,552, offset by net changes in working capital items of operating assets and liabilities of $1,007,693.

Financing Activities

During the three months ended March 31, 2024, we used $630,549 of cash in financing activities as a result of $16,575 for payment of lease liabilities and repaid $405,964 of notes payable and $208,010 of loans payable.

During the three months ended March 31, 2023, we used $194,017 of cash in financing activities as a result of $355,480 in proceeds from bridge loans and repaid $371,913 of notes payable and $177,584 of loans.

Off-Balance Sheet Transactions

At March 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, specifically that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of March 31, 2024, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

JAMES MARITIME HOLDINGS INC.

Date: June 6, 2024	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	June 6, 2024
Kip Eardley	(Principal Executive Officer)

