Form 10-K/A
period 2023-12-31
James Maritime Holdings Inc.
filed 2024-06-26
CIK 889353

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

EXPLANATORY NOTE

This amendment is being filed to correct the original issue date of the auditors 12–31–2022 Audit letter dated October 24, 2023.

No other material changes were made to this document.

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

Results of Operations

Years ended December 31, 2023 and 2022

For the year ending December 31, 2023, the Company had net sales of $8,820,348, in contrast to $4,063,122 in 2022, as the Company marked its first full year of revenues for the year ended December 31, 2023.  Accounts receivables reached $720,112 as of December 31, 2023, which is relatively consistent from the 2022 calendar year. Intangible assets decreased by $2,062,006 from $4,150,280 in 2022 to $2,088,274 in 2023 as a result of the full impairment of Gladiator assets.

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

Accounts Receivable

Accounts receivables are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. On December 31, 2023 and 2022, the Company determined that no allowance was necessary.

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

(c)

Upon acquisition of USS on September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. During the period beginning September 23, 2022 and ended December 31, 2022, the Company made principal repayments of $47,268 for its vehicle loans. On December 31, 2023 and 2022, the total amount outstanding is $76,309 and $117,971, respectively, with 9 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $98 to $695, with an aggregate monthly payment of $4,923. All loans have a term between 1 and 6 years.

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

Kip Eardley, President, 65, Chairman of the Board

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

JAMES MARITIME HOLDINGS INC.

Date: June 26, 2024	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	June 26, 2024
Kip Eardley	(Principal Executive Officer )

