Form 10-Q
period 2024-06-30
James Maritime Holdings Inc.
filed 2024-08-19
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-55805

JAMES MARITIME HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

9360 South 300 West, #101

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

As of August 19, 2024, there were 8,741,429 shares of our common stock, par value $0.001 per share, and 400,000 shares of our preferred stock, par value $0.001 outstanding.

JAMES MARITIME HOLDINGS INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

James Maritime Holdings Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2024

James Maritime Holdings Inc.

James Maritime Holdings, Inc. and Subsidiaries Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash	$174,962	$45,551
Accounts receivable - net	259,485	720,112
Prepaids and other	28,929	42,724
Total Current Assets	463,376	808,387

Due from related party	7,400	7,400

Intangible assets - net	2,088,274	2,088,274

Property and equipment - net	115,042	159,142

Operating lease - right-of-use asset	301,774	346,986

Total Assets	$2,975,866	$3,410,189

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,711,079	$1,669,908
Due to related parties	-	7,960
Notes payable - net	447,894	536,251
Convertible debenture	35,000	35,000
Loans payable	622,998	760,842
Derivative liability	316,716	175,045
Operating lease liability	77,178	81,805
Total Current Liabilities	3,210,865	3,266,811

Long Term Liabilities
Notes payable - net	-	110,287
Loans payable - net	67,800	67,800
Operating lease liability	250,572	288,413
Total Long Term Liabilities	318,372	466,500

Total Liabilities	3,529,237	3,733,311

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock - $0.001 par value; 2,000,000 shares authorized
400,000 shares issued and outstanding, respectively	400	400
Series B Convertible Preferred stock - $0.001 par value; 1,000,000 shares authorized
none issued and outstanding, respectively	-	-
Common stock - $0.001 par value, 90,000,000 shares authorized
8,741,429 and 9,064,129 shares issued and outstanding, respectively	8,741	9,064
Subscription Receivable	(100,000)	-
Additional paid-in capital	15,082,862	13,769,537
Accumulated deficit	(15,359,178)	(13,915,927)
Deficit attributable to stockholders of James Maritime Holdings, Inc.	(367,175)	(136,926)
Accumulated other comprehensive loss	(186,196)	(186,196)
Total Stockholders' Deficit	(553,371)	(323,122)

Total Liabilities and Stockholders' Deficit	$2,975,866	$3,410,189

The accompanying notes are an integral part of these unaudited consolidated financial statements

James Maritime Holdings, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Sales - net	$1,083,371	$1,795,806	$3,035,924	$4,532,209
Cost of goods sold	1,154,705	1,910,790	2,436,481	3,951,653
Gross profit (loss)	(71,334)	(114,984)	599,443	580,556

General and administrative expenses	2,205,751	903,501	2,407,159	1,837,873

Loss from operations	(2,277,085)	(1,018,485)	(1,807,716)	(1,257,317)

Other income (expense)
Interest expense	(366,945)	(141,151)	(575,676)	(326,897)
Financial expenses	-	(11,499)	-	(26,607)
Change in fair value of derivative liabilities	(141,671)	-	(141,671)	156,354
PPP forgiveness	-	-	1,091,374	-
Loss on impairment of intangible asset	-	-	-	(911,467)
Other income	(10,030)	75	(9,562)	322
Total other income (expense) - net	(518,646)	(152,575)	364,465	(1,108,295)

Net loss	$(2,795,731)	$(1,171,060)	$(1,443,251)	$(2,365,612)

Non-controlling interest	-	(5,585)	-	(157,098)

Net loss available to common stockholders	$(2,795,731)	$(1,165,475)	$(1,443,251)	$(2,208,514)

Loss per share - basic and diluted	$(0.33)	$(0.13)	$(0.16)	$(0.24)

Weighted average number of shares - basic and diluted	8,586,759	9,064,129	8,757,078	9,064,129

The accompanying notes are an integral part of these unaudited consolidated financial statements

James Maritime Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Six Months Ended June 30, 2024

(Unaudited)

								Total Equity(Deficit)
	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	attributable to the	None- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	Deficit

December 31, 2023	400,000	$400	9,064,129	$9,064	$13,769,537	$	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

Shares cancelled	-	-	(866,667)	(867)	-	-	-	(867)	-	(867)

Shares issued	-	-	368,967	369	-	-	-	369	-	369

Stock issued for services	-	-	-	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	1,352,480	1,352,480	-	1,352,480

March 31, 2024	400,000	400	8,566,429	8,566	13,769,537		(12,563,447)	1,215,056	(186,196)	1,028,860

Stock issued for cash	-	-	175,000	175	174,825	(100,000)	-	75,000	-	75,000

Warrants issued for services rendered	-	-	-	-	1,138,500	-	-	1,138,500	-	1,138,500

Net income	-	-	-	-	-	-	(2,795,731)	(2,795,731)	-	(2,795,731)

June 30, 2024	400,000	$400	8,741,429	$8,741	$15,082,862	$(100,000)	$(15,359,178)	$(367,175)	$(186,196)	$(553,371)

James Maritime Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended June 30, 2023

(Unaudited)

					Additional		Total	None-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

December 31, 2022	400,000	$400	9,004,129	$9,004	$13,656,447	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693

Stock issued for services	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(1,041,039)	(1,041,039)	(151,513)	(1,192,552)

March 31, 2023	400,000	400	9,004,129	9,004	13,656,447	(12,495,115)	1,170,736	(180,595)	990,141

Stock issued for services	-	-	60,000	60	378,840	-	378,900	-	378,900

Net loss	-	-	-	-	-	(1,167,475)	(1,167,475)	(5,585)	(1,173,060)

June 30, 2023	400,000	$400	9,064,129	$9,064	$14,035,287	$(13,662,590)	$382,161	$(186,180)	$195,981

The accompanying notes are an integral part of these unaudited consolidated financial statements

James Maritime Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Operating activities
Net loss	$(1,443,251)	$(2,365,612)
Adjustments to reconcile net loss to net cash provided by operations
Loss on impairment of goodwill and intangibles	-	911,467
Depreciation and amortization	20,679	1,233,178
Amortization of operating lease - right-of-use asset	45,212	-
Amortization of debt discount	70,032	37,032
Bad debt expense	39,052	-
Warrants issued for services rendered	1,138,500	-
Stock based compensation expense (benefit)	(498)	378,900
Non-cash charitable contribution	23,421
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	421,575	(325,033)
Other Assets	-	(214,923)
Prepaids and other	13,795	(48,573)
Due to related party	-	176,856
Increase (decrease) in
Accounts payable and accrued expenses	41,171	378,225
Deferred revenue	-	(400,000)
Change in fair value of derivative liability	141,671	(156,354)
Operating lease liability	(42,468)	-
Net cash provided by (used in)operating activities	468,891	(394,837)

Financing activities
Proceeds from notes payable	(7,960)	-
Repayment of notes payable	(519,550)	(612,552)
Proceeds from notes payable	348,874	655,925
Repayment of loans	(235,844)	(1,153)
Repayment of loans - related party	(7,960)	-
Proceeds from sale of common stock	75,000	-
Net cash provided by (used in) financing activities	(339,480)	42,220

Net increase in cash	129,411	(352,617)

Cash - beginning of period	45,551	455,453

Cash - end of period	$174,962	$102,836

Supplemental disclosure of cash flow information
Cash paid for interest	$115,391	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common shares for subscription receivable	$100,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Note 1 - Organization and Nature of Operations

Organization

The accompanying consolidated financial statements include the accounts of Sentinel Holdings, LLC (f/k/a James Maritime Holdings Inc. (“James Maritime”)) and its majority-owned subsidiaries, Gladiator Solutions Inc. (“Gladiator”), and United Security Specialists Inc. (“USS”) (collectively the “we”, “us”, “our”,  or the “Company”). We were incorporated in the State of Nevada on January 23, 2015.

Nature of Operations

Our lines of business consist of the following:

Gladiator

Produces revenues through the distribution of personal protective products, primarily through mail-in orders to customers or via e-commerce sales generated through their website.

USS

Provides professional security personnel enhanced by smartphone-based security applications.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States Securities and Exchange Commission on June 4, 2024.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2024, the Company had:

•	Net loss of $1,443,251; and
•	Net cash provided by operations was $468,891

Additionally, at June 30, 2024, the Company had:

•	Accumulated deficit of $15,359,178
•	Stockholders’ deficit of $553,371; and
•	Working capital deficit of $2,747,489

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on related parties for debt-based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings.

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $174,962 at June 30, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Expand into new and existing markets (commercial and residential),
•	Obtain additional debt and/or equity-based financing,
•	Collaborations with other operating businesses for strategic opportunities; and
•	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Non-Controlling Interest

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Non-Controlling Interests in the consolidated financial statements.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as one reportable segment.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Use of Estimates and Assumptions

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and other assumptions, which include both quantitative and qualitative assessments that it believes to be reasonable under the circumstances.

Significant estimates during the six months ended June 30, 2024 and 2023, respectively, include, allowance for doubtful accounts receivable,  valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, impairment of intangible assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future may experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

•	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 – Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate. Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At June 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

The following is a summary of the Company’s accounts receivable at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Accounts receivable	$259,485	$720,112
Less: allowance for doubtful accounts	-	-
Accounts receivable - net	$259,485	$720,112

There was bad debt expense of $39,052 and $0 for the six months ended June 30, 2024 and 2023, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations

The Company has the following concentrations related to its accounts receivable greater than 10% of their respective totals:

	Six Months Ended June 30,	Year Ended December 31,
Customer	2024	2023
A	55.54%	27.94%
B	0.00%	30.85%
Total	55.54%	58.79%

The Company has the following concentrations related to its sales greater than 10% of their respective totals:

	Six Months Ended June 30,
Customer	2024	2023
A	32.89%	18.61%
B	10.82%	32.22%
Total	43.71%	50.82%

Impairment of Long-lived Assets including Internal Use Capitalized Software Costs

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as a gain or loss on the change in fair value of derivative liabilities. The Company uses a Black-Scholes pricing model to determine fair value of these instruments.

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivative liabilities, and any remaining unamortized debt discounts, and where appropriate recognizes a net gain or loss on debt extinguishment (debt based derivative liabilities). In connection with any extinguishments of equity based derivative liabilities (typically warrants), the Company records an increase to additional paid-in capital for any remaining liability balance extinguished.

Equity instruments  that  are  initially  classified  as  equity  that  become  subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Original Issue Discounts and Other Debt Discounts

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Additionally, the Company may issue common stock with certain notes issued, which are recorded at fair value. These discounts are also recorded as a component of debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations. The combined debt discounts cannot exceed the face amount of the debt issued.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations.

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. The Company’s operating leases contained renewal options that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. See Note 7 for third party and related party operating leases.

Revenue Recognition

Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives, discounts, rebates, and amounts collected on behalf of third parties.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

The following represents the analysis management has considered in determining its revenue recognition policy:

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

None of the Company’s contracts contain a significant financing component.

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

The Company’s contracts have a distinct single performance obligation and there are no contracts with variable consideration.

Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	2024		2023
	Revenue	% of Revenues	Revenue	% of Revenues

Guard Services Provided	$3,035,924	100.00%	$4,532,209	100.00%
Total Sales	$3,035,924	100.00%	$4,532,209	100.00%

Cost of Goods Sold

Cost of sales primarily include automobile costs and wages/benefits paid to our employees.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.

At June 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2024 and 2023, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date, recent pretax losses and/or expectations of future pretax losses.

Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

•	Earnings history;

•	Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;

•	The duration of statutory carry forward periods;

•	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;

•	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and

•	The sensitivity of future forecasted results to commodity prices and other factors.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss as a measure of its cumulative results in recent years. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. The Company also considers all other available positive and negative evidence in its analysis.

At June 30, 2024 and December 31, 2023, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $15,778 and $28,444 in marketing and advertising costs during the three months ended June 30, 2024 and 2023, respectively.

The Company recognized $21,049 and $62,332 in marketing and advertising costs during the six months ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock options, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate; and
•	Expected life of option

Stock Warrants

In connection with certain financing (debt or equity), consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of warrants issued for compensation using the Black-Scholes option pricing model as of the measurement date. However, for warrants issued that meet the definition of a derivative liability, fair value is determined based upon the use of a Black-Scholes pricing model.

Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants (for services) are recorded at fair value and expensed over the requisite service period or at the date of issuance if there is not a service period.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Potentially dilutive common shares may consist of contingently issuable shares, common stock issuable upon the conversion of stock options and warrants (using the treasury stock method), and convertible debt. These common stock equivalents may be dilutive in the future.

In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	December 31, 2023
Warrants	1,625,000	1,000,000

Warrants included as commons stock equivalents represent those that are fully vested and exercisable.

Based on the potential common stock equivalents noted above at June 30, 2024, the Company has sufficient authorized shares of common stock (90,000,000) to settle any potential exercises of common stock equivalents.

Subscription and Shareholder Receivables

The Company records stock issuances at the effective date. If the amounts are not funded upon issuance, the Company records a subscription receivable or shareholder receivable as an asset on the balance sheet. When subscription receivables or shareholder receivables are not received prior to the balance sheet date in satisfaction of the requirements under ASC 505, Equity, the subscription or shareholder receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

Shareholder receivables represent amounts due from shareholders. If the shareholder does not fund the receivable prior to the balance sheet date, the Company records a receivable that is reclassified as a contra account to stockholder’s deficit on the balance sheet. At June 30, 2024, $100,000 was due from shareholders, this amount was received in July 2024.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

See Note 10 for a discussion of equity transactions with certain officers and directors.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

This guidance was adopted on January 1, 2023.  The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this will have on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023	Estimated Useful Lives (Years)

Furniture and fixtures	$37,271	$16,062	7
Vehicles	171,901	195,321	5
	209,172	211,383
Accumulated depreciation	(94,130)	(52,241)
Total property and equipment - net	$115,042	$159,142

Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $20,679 and $1,233,178, respectively.

During the six months ended June 30, 2024, the Company donated several vehicles to charitable organizations with a net book value of $23,421.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2024	December 31, 2023

Customer relationships	$2,420,014	$2,420,014
Supplier relationship	700,207	700,207
Employee expertise	1,719,807	1,719,807
Software development costs	99,609	99,609
	4,939,637	4,939,637
Accumulated depreciation	(2,851,363)	(2,851,363)
Total property and equipment - net	$2,088,274	$2,088,274

During the six months ended June 30, 2024 and 2023, the Company recognized an impairment loss of $0 and $911,467, respectively, on assets acquired as part of the business combination with Gladiator, due to the uncertainty of future operations of that entity.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Accounts payable and accrued liabilities	$830,760	$1,107,173
Accrued interest payable	880,319	562,735
Accounts payable and accrued liabilities	$1,711,079	$1,669,908

Note 6 – Debt

The following represents a summary of the Company’s debt (third party debt for notes payable and loan payables (including those owed on vehicles), including key terms, and outstanding balances at June 30, 2024 and December 31, 2023, respectively.

Notes Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  June 30, 2024 and December 31, 2023:

		June 30, 2024	December 31, 2023
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	148,946
Padilla	(c)	-	58,256
Clearview	(d)	171,600	316,363
Padang, Padang LTD	(e)	4,375	-
Total		447,894	646,538
Notes payable - current		447,894	536,251
Notes payable - long-term		$-	$110,287

(a)

On November 4, 2020 Gladiator received $69,800 from their supplier, Kapitus Servicing Inc. Gladiator agreed to pay back the note in weekly installments of $1,419, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $22,336 (45.6% per annum). The note has been fully paid off as of December 31, 2023.

(a)

On August 20, 2021, Gladiator received $25,500 from their supplier, Kapitus Servicing Inc. Gladiator agreed to pay back the note in weekly installments of $519, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $8,205 (46.5% per annum). The note has been fully paid off as of December 31, 2023.

(a)

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2023, Gladiator paid $18,018 in interest expense related to this note. The Company accrued interest payable of $44,170 and $29,514, respectively, on this note as of and June 30, 2024 and December 31, 2023.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by James Maritime, for an adjusted fair value of $182,773. As of June 30, 2024 and December 31, 2023, the note had an outstanding principal of $148,946, respectively.

(c)

On October 6, 2023, USS entered into a promissory note agreement with Ashley Padilla for $100,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $58,256. As of June 30, 2024, the loan was repaid in full.

(d)

On August 4, 2023, USS entered into a promissory note agreement with Clearview Funding Solutions for $400,000, which matured in February 2024. An origination and finance fee of $180,000 are included in the principal and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $316,363. The note was satisfied in full during the six months ended June 30, 2024.

(d)

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of June 30, 2024, the note had an outstanding balance of $171,600.

(e)

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%. As of June 30, 2024, the note had an outstanding balance of $4,375.

Loans Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  June 30, 2024 and 2023:

		June 30, 2024	December 31, 2023
Quattro Capital	(a)	$250,000	$250,000
Merchant cash advances	(b)	24,000	36,000
Vehicle loans	(c)	54,998	76,309
Bayview Funding	(d)	199,000	398,533
SBA Loan	(e)	67,800	67,800
Padilla	(f)	95,000	-
Total		690,798	828,642
Loans payable - current		(622,998)	(760,842)
Loans payable - long-term		$67,800	$67,800

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $673,625 as of June 30, 2024.

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of June 30, 2024 and December 31, 2023, $24,000 and $36,000 remains outstanding, respectively.

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

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. At June 30, 2024 and December 31, 2023, the total amount outstanding is $54,998 and $76,309, respectively, with 5 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $392 to $1,075, with an aggregate monthly payment of $3,211. All loans have a term between 1 and 6 years.

(d)

On April 13, 2023, USS entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Bay View Funding (the “Purchaser”). The Factoring Agreement allows the Company to access up to $1 million on maximum credit. The upfront purchase price for factored accounts is up to 90% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds will be used to fund general working capital needs. The Company will pay fees, including a facility fee (0.50% of the maximum credit) and a factoring fee of fee (0.85% of gross face value of purchased receivables for every fifteen-day period from the date the receivable is purchased until paid in full). The monthly minimum fee is 0.50% of the maximum credit. The Purchaser can require repurchase of uncollectable or ineligible accounts. In addition, a reserve is established based on the collections received on any account and maintained by the purchaser.

The Factoring Agreement has an initial term of 12 months and will be renewed annually, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement prior to the end of the initial term by providing a 60 days written notice. The Company can terminate the agreement at any time by providing a 60-day prior written notice and paying an early termination fee equal to 0.50% of the maximum credit amount.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of June 30, 2024 and December 31, 2023 is $8,467 and $7,204, respectively.

(f)

In April 2024, USS entered into a promissory note agreement with Ashley Padilla for $130,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of June 30, 2024, the note had an outstanding balance of $95,000.

Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of June 30, 2024 and December 31, 2023, the Company accrued $1,255 and $1,105, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading day period ending on the conversion date per share. As of June 30, 2024 and December 31, 2023, the Company accrued $3,140 and $2,765, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

As of June 30, 2024, these notes have not been converted and are in default.

Note 7 – Derivative Liabilities

The above convertible notes contained embedded conversion options with a conversion price that could result in issuing an indeterminate amount of future common stock to settle the host contract. Accordingly, the embedded conversion options are required to be bifurcated from the host instrument (convertible note) and treated as a liability, which is calculated at fair value, and marked to market at each reporting period.

During the six months ended June 30, 2024 and 2023, respectively, the Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option liabilities on both the commitment date and the remeasurement date with the following inputs:

	June 30, 2024	December 31, 2023
Expected term (years)	1.00	1.00
Expected volatility	62%	41%
Expected dividends	0.00%	0.00%
Risk free interest rate	5.09%	4.79%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at June 30, 2024 and December 31, 2023:

Derivative liabilities - December 31, 2022	$331,399
Fair value mark to market adjustment	(156,354)
Derivative liabilities - December 31, 2023	175,045
Fair value mark to market adjustment	141,672
Derivative liabilities - June 30, 2024	$316,717

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the six months ended June 30, 2024 and 2023, the Company recorded a change in fair of derivative liabilities – gains/(losses) of $(141,671) and $156,354 respectively.

In connection with bifurcating embedded conversion options and accounting for certain convertible notes payable, the Company computes a fair value on the commitment date, and upon the initial valuation of this instrument, determines that if the fair value of the liability exceeds the proceeds of the convertible debt host instrument; as a result, the Company records a debt discount at the maximum amount allowed (the face amount of the debt), which requires the excess to be recorded as a derivative expense.

For the six months ended June 30, 2024 and 2023, the Company recorded a derivative expense of $0 and $0, respectively.

Note 8 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	$-	$-	$316,717	$316,717
Total	$-	$-	$316,717	$316,717

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$175,045	$175,045
Total	$-	$-	$175,045	$175,045

Note 9 – Commitments and Contingencies

Operating Leases

We have entered into various operating lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

We have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases, where we are the lessee, do not include an option to extend the lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying consolidated statements of operations.

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

At June 30, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, "Leases."

The Company leases its headquarters office. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations, (the “Saratoga lease”). The Saratoga lease is for a 48.5-month term, with an original expiration date of July 31, 2024, with an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522.

As of March 31, 2023, the Company was in default for the Saratoga Lease due to non-payment. Subsequent to March 31, 2023, the Company terminated the Saratoga Lease and entered into a settlement agreement with the landlord.

On January 30, 2023, the Company entered a new lease for its headquarters office, (the “Suite 200 Lease”) for a 60 month lease with an expiration date of January 31, 2028 with an initial monthly payment of $7,943.

The tables below present information regarding the Company's operating lease assets and liabilities at June 30, 2024 and December 31, 2023, respectively:

At June 30, 2024 and December 31, 2023, the Company has no financing leases as defined in ASC 842, “Leases”

	June 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$301,774	$168,339

Liabilities

Operating lease liability	$327,750	$183,353

Weighted-average remaining lease term (years)	3.59	1.58

Weighted-average discount rate	8.00%	8.00%

The components of lease expense were as follows:

	June 30, 2024	June 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$42,108	$42,108
Lease liability expense in connection with obligation repayment	13,933	$14,833
Total operating lease costs	$56,041	$56,941

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$48,848	$47,896
Right-of-use asset obtained in exchange for new operating lease liability	$-	$421,080

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2024 (6 Months)	$49,086
2025	103,661
2026	107,020
2027	110,228
2028	9,208
Total undiscounted cash flows	379,203
Less: amount representing interest	(51,453)
Present value of operating lease liability	327,750
Less: current portion of operating lease liability	77,178
Long-term operating lease liability	$250,572

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2024 and December 31, 2023, respectively, the Company was engaged in litigation with Strategic Funding Source, Inc. d/b/a Kapitus, a New York Corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona Corporation, James Maritime Holdings, Inc. a Nevada Corporation and Matthew C. Materazo an individual Cas No. 24cv438754, with an unlimited Civil Cross-Complaint Gladiator Solutions, Inc. an Arizona Corporation, James Maritime Holdings, Inc. a Nevada Corporation Cross-Complainants vs. Matthew C. Materazo.  This litigation involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders.

We are not aware of any other pending or threatened litigation, claims or assessments with respect to which we have advised the Company are probable of assertion and must be disclosed in accordance with FASB Accounting Standards Codification 450, Contingencies (formerly Statement of Financial Accounting Standards No. 5.

Note 10 – Stockholders’ Deficit

At June 30, 2024 and December 31, 2023, respectively, the Company had two (3) classes of stock:

Series A, Preferred Stock

-	2,000,000 shares authorized

-	400,000 issued and outstanding at June 30, 2024 and December 31, 2023, respectively.

-	Par value - $0.001

-	Voting – 30 votes per share

-	Dividends - none

-	Liquidation preference – none

-	Rights of redemption - none

-	Conversion - none

Series B, Convertible Preferred Stock

-	1,000,000 shares authorized

-	None issued and outstanding at June 30, 2024 and December 31, 2023.

-	Par value - $0.001

-	Voting at 10 votes per share

-	Dividends - none

-	Liquidation preference - $0.05 per share plus all unpaid dividends previously declared

-	Rights of redemption - $0.25 per share plus any unpaid dividends

-	Conversion into 50 shares of common stock for each share held

Common Stock

-	90,000,000 shares authorized

-	8,741,429 and 9,064,129 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively

-	Par value - $0.001

-	Voting - 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2024:

Stock and Warrants Issued for Cash

On June 8, 2024, the Company issued 75,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $75,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2025.

On June 28, 2024, the Company issued 100,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for a subscription amount of  $100,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.  The subscription was received in July 2024.

Stock Issued for Services

On March 6, 2024, the Company cancelled 866,667 shares of common stock that was previously issued and re-issued the same shareholders a total of 368,967 in accordance with stated agreements.

Warrants Issued for Services

On April 8, 2024, the Company issued 550,000, fully vested warrants for services rendered, having a fair value of $1,138,500.  These warrants had an exercise price of $3.50/share.

The fair value of all warrants granted during the six months ended June 30, 2024 was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	2.73
Expected volatility	52%
Expected dividends	0.00%
Risk free interest rate	4.60%

Equity Transactions for the Year Ended December 31, 2023:

On December 23, 2022, the Company received $50,000 as consideration for 50,000 common shares to an officer. These shares were not issued until after year-end, resulting in a liability rather than equity transaction as of the year ended December 31, 2022. During the year ended December 31, 2023, these shares were issued and included in stockholders’ deficit.

On April 20, 2023, the Company issued 10,000 shares of common stock for professional services received, having a fair value of $63,150.

Warrants

Warrant activity for the six months ended June 30, 2024, and the year ended December 31, 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	1,000,000	$3.50	2.57	$-
Vested and Exercisable - December 31, 2022	1,000,000	$3.50	2.57	$-
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Vested and Exercisable - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	625,000	$3.50
Exercised	-
Cancelled/Forfeited	-
Outstanding - June 30, 2024	1,625,000	$3.50	1.58	$4,062,500
Vested and Exercisable - June 30, 2024	1,625,000	$3.50	1.58	$4,062,500
Unvested and non-exercisable - June 30, 2024	-	$-	-	$-

Note 11 – Subsequent Event

In July 2024, the Company issued 225,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $225,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Sales - net

We had net sales of $1,083,371 for the three months ended June 30, 2024, as compared to $1,795,806 for the three months ended June 30, 2023, a decrease of $712,435. This decrease in revenue was due to the loss of a material customer.

Cost of Goods Sold

Cost of Goods Sold for the three months ended June 30, 2024, was $1,154,705, as compared to $1,910,790 for the three months ended June 30, 2023, a decrease of $756,085.  The primary reason for the decrease was due to a reduction in employee compensation and loss of a material customer.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2024, were $2,205,751 an increase of $1,302,250, or 144.13%, compared to $903,501 for the three months ended June 30, 2023.  The primary reason for the increase was due to general and administrative expenses from operations and warrants issued for services.

Other Expenses

The Company’s other expenses increased by $366,071, from other expenses of $152,575 during the three months ended June 30, 2023, as compared to $518,646 for the three months ended June 30, 2024. The increase was primarily due to interest expense on outstanding debt.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $2,795,731 for the three months ended June 30, 2024 as compared to a net loss of $1,165,475 for the three months ended June 30, 2023. The increase was primarily due to a decrease in sales from a former material customer, and an associated decrease in cost of goods sold. The increased costs were due to an increase in general and administrative expenses, which included warrants issued for services and interest expense on outstanding debt.

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

We had net sales of $3,035,924 for the six months ended June 30, 2024, as compared to $4,532,209 for the six months ended June 30, 2023, a decrease of $1,496,285. This decrease in revenue was due to the loss of a material customer.

Cost of Goods Sold

Cost of Goods Sold for the six months ended June 30, 2024 was $2,436,481, as compared to $3,951,653 for the six months ended June 30, 2023, an decrease of $1,515,172 The primary reason for the decrease was due to a reduction in employee compensation and loss of a material customer.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2024, were $2,407,159 an increase of $569,286, or 30.98%, compared to $1,837,873 for the six months ended June 30, 2023. The primary reason for the increase was due to general and administrative expenses from operations and warrants issued for services.

Other (Expenses)/Income

The Company’s other expenses decreased by $1,472,760, from other expenses of $1,108,295 during the six months ended June 30, 2023, as compared to other income $364,465 for the six months ended June 30, 2024. The decrease was primarily due to interest expense on outstanding debt, offset by gain on forgiveness on payroll protection program (PPP).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $1,443,251 for the six months ended June 30, 2024, as compared to a net loss of $2,208,514 for the six months ended June 30, 2023. The decrease was primarily due to a decrease in sales from a former material customer, and an associated decrease in cost of goods sold. The increased costs were due to an increase in general and administrative expenses, which included warrants issued for services, interest expense on outstanding debt and offset by gain on forgiveness on payroll protection program (PPP).

Liquidity and Capital Resources

At June 30, 2024, the Company had $174,962 cash. The Company has limited commercial experience and had a net loss of $1,443,251 for the six months ended June 30, 2024, and an accumulated deficit of $15,359,178, and a working capital deficit of $2,747,489 at June 30, 2024. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2024, have been prepared assuming the Company will continue as a going concern.

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

Operating Activities

For the six months ended June 30, 2024, net cash provided by operations of $468,891 was the result of a net loss of $1,443,251, depreciation expense of $20,679, amortization of operating lease of $45,212, amortization of debt discount of $70,032, bad debt expense of $39,052, warrants issued for services of $1,138,500, stock based compensation benefit of $498, non-cash charitable contribution of $23,421, decrease in prepaid expenses of $13,795, a decrease in accounts receivable of $421,575 and a decrease of operating lease liability of $42,468, an increase in accounts payable of $41,171, and an increase in fair value of derivative liability of $141,671.

For the six months ended June 30, 2023, net cash used in operations of $394,837 was the result of a net loss of $2,365,612, impairment expense of $911,467, depreciation and amortization expense of $1,233,178, amortization of debt discount of $37,032, stock-based compensation of $378,900, increase in prepaid expenses of $48,573, an increase in other assets of $214,923, and an increase in accounts receivable of $ 325,033, a decrease in deferred revenue of $400,000 and a decrease in fair value of derivative liability of $156,354, an increase in accounts payable of $378,225, and a decrease in due to related party of $176,856.

Financing Activities

Our financing activities resulted in a cash outflow of $339,480 for the six months ended June 30, 2024, which is represented by $348,874 in loan proceeds, $771,314 in loan repayment and $75,000 in proceeds from sale of common stock.

Our financing activities resulted in a cash inflow of $42,220 for the six months ended June 30, 2023, which is represented by $655,925 in loan proceeds and $613,705 in loan repayment.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

This guidance was adopted on January 1, 2023.  The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this will have on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Transactions

At June 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, specifically that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of June 30, 2024, our internal control over  financial  reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2024 and December 31, 2023, respectively, the Company was engaged in litigation with Strategic Funding Source, Inc. d/b/a Kapitus, a New York Corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona Corporation, James Maritime Holdings, Inc. a Nevada Corporation and Matthew C. Materazo an individual Cas No. 24cv438754, with an unlimited Civil Cross-Complaint Gladiator Solutions, Inc. an Arizona Corporation, James Maritime Holdings, Inc. a Nevada Corporation Cross-Complainants vs. Matthew C. Materazo. This litigation involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders.

We are not aware of any other pending or threatened litigation, claims or assessments with respect to which we have advised the Company are probable of assertion and must be disclosed in accordance with FASB Accounting Standards Codification 450, Contingencies (formerly Statement of Financial Accounting Standards No. 5.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In March of 2023, the Company sold 50,000 shares to investors in Australia and Cyprus.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation S. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only three offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management; (8) the sale was made offshore to foreign persons.

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of June 30, 2024, the note had an outstanding balance of $171,600.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended since the issuance was an isolated wholesale transaction which did not involve a public offering.

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%.  As of June 30, 2024, the note had an outstanding balance of $4,375.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended since the issuance was an isolated related party transaction which did not involve a public offering.

On June 8, 2024, the Company issued 75,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $75,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2025.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On June 28, 2024, the Company issued 100,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for a subscription amount of  $100,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.  The subscription was received in July 2024.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

In July 2024, the Company issued 225,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $225,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On March 6, 2024, the Company cancelled 866,667 shares of common stock that was previously issued and re-issued the same shareholders a total of 368,967 in accordance with stated agreements.

Warrants and Shares Issued for Services

On April 8, 2024, the Company issued 550,000, fully vested warrants for services rendered, having a fair value of $1,138,500.  These warrants had an exercise price of $3.50/share.

The fair value of all warrants granted during the six months ended June 30, 2024 was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	2.73
Expected volatility	52%
Expected dividends	0.00%
Risk free interest rate	4.60%

On December 23, 2022, the Company received $50,000 as consideration for 50,000 common shares to an officer. These shares were not issued until after year-end, resulting in a liability rather than equity transaction as of the year ended December 31, 2022. During the year ended December 31, 2023, these shares were issued and included in stockholders’ deficit.

We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

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

JAMES MARITIME HOLDINGS INC.

Date: August 19, 2024	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	August 19, 2024
Kip Eardley	(Principal Executive Officer and Principal Financial Officer)

