Form 10-Q
period 2024-09-30
James Maritime Holdings Inc.
filed 2024-11-14
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 14, 2024, there were 9,064,129 shares of our common stock, par value $0.001 per share, and 400,000 shares of our preferred stock, par value $0.001 outstanding.

JAMES MARITIME HOLDINGS INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Sentinel Holdings Ltd f/k/a James Maritime Holdings Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2024

Sentinel Holdings Ltd f/k/a James Maritime Holdings Inc.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash	$82,534	$45,551
Accounts receivable - net	170,480	720,112
Prepaids and other	18,799	42,724
Total Current Assets	271,813	808,387

Due from related party	7,400	7,400

Intangible assets - net	2,088,274	2,088,274

Property and equipment - net	104,703	159,142

Operating lease - right-of-use asset	280,720	346,986

Total Assets	$2,752,910	$3,410,189

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,900,368	$1,669,908
Due to related parties	-	7,960
Notes payable - net	443,400	536,251
Convertible debenture	35,000	35,000
Loans payable	542,933	760,842
Derivative liability	366,528	175,045
Operating lease liability	77,178	81,805
Total Current Liabilities	3,365,407	3,266,811

Long Term Liabilities
Notes payable - net	-	110,287
Loans payable - net	67,800	67,800
Operating lease liability	232,464	288,413
Total Long Term Liabilities	300,264	466,500

Total Liabilities	3,665,671	3,733,311

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock - $0.001 par value; 2,000,000 shares authorized
400,000 shares issued and outstanding, respectively	400	400
Series B Convertible Preferred stock - $0.001 par value; 1,000,000 shares authorized
50,000 shares issued and outstanding, respectively	50	-
Common stock - $0.001 par value, 90,000,000 shares authorized
9,051,429 and 9,064,129 shares issued and outstanding, respectively	9,051	9,064
Subscription Receivable	-	-
Additional paid-in capital	17,892,502	13,769,537
Accumulated deficit	(18,628,568)	(13,915,927)
Deficit attributable to stockholders of James Maritime Holdings, Inc.	(726,565)	(136,926)
Accumulated other comprehensive loss	(186,196)	(186,196)
Total Stockholders' Deficit	(912,761)	(323,122)

Total Liabilities and Stockholders' Deficit	$2,752,910	$3,410,189

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Sales - net	$989,486	$2,382,896	$4,025,410	$6,915,105
Cost of goods sold	975,139	1,043,945	3,411,620	4,995,598
Gross profit (loss)	14,347	1,338,951	613,790	1,919,507

General and administrative expenses	3,033,815	1,176,414	5,440,974	3,925,755

Loss from operations	(3,019,468)	162,537	(4,827,184)	(2,006,248)

Other income (expense)
Interest expense	(199,912)	(430,910)	(775,588)	(757,807)
Financial expenses	-	-	-	(26,607)
Change in fair value of derivative liabilities	(49,812)	-	(191,483)	156,354
PPP forgiveness	-	-	1,091,374	-
Loss on impairment of intangible asset	-	-	-	-
Other income	(198)	-	(9,760)	322
Total other income (expense) - net	(249,922)	(430,910)	114,543	(627,738)

Net loss	$(3,269,390)	$(268,373)	$(4,712,641)	$(2,633,986)

Non-controlling interest	-	-	-	(157,098)

Net loss available to common stockholders	$(3,269,390)	$(268,373)	$(4,712,641)	$(2,476,888)

Loss per share - basic and diluted	$(0.37)	$(0.03)	$(0.53)	$(0.27)

Weighted average number of shares - basic and diluted	8,939,799	9,064,129	8,818,430	9,064,129

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

										Total Equity(Deficit)
	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	attributable to the	None- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	Deficit

December 31, 2023	400,000	$400	-	$-	9,064,129	$9,064	$13,769,537	$-	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

Shares cancelled	-	-	-	-	(866,667)	(867)	-	-	-	(867)	-	(867)

Shares issued	-	-	-	-	368,967	369	-	-	-	369	-	369

Stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	-	1,352,480	1,352,480	-	1,352,480

March 31, 2024	400,000	400	-	-	8,566,429	8,566	13,769,537	-	(12,563,447)	1,215,056	(186,196)	1,028,860

Stock issued for cash	-	-	-	-	175,000	175	174,825	(100,000)	-	75,000	-	75,000

Warrants issued for services rendered	-	-	-	-	-	-	1,138,500	-	-	1,138,500	-	1,138,500

Net income	-	-	-	-	-	-	-	-	(2,795,731)	(2,795,731)	-	(2,795,731)

June 30, 2024	400,000	$400	-	$-	8,741,429	$8,741	$15,082,862	$(100,000)	$(15,359,178)	$(367,175)	$(186,196)	$(553,371)

Stock issued for cash	-	-	-	-	310,000	310	309,690	100,000	-	410,000	-	410,000

Stock issued for services	-	-	50,000	50	-	-	2,499,950	-	-	2,500,000	-	2,500,000

Net income	-	-	-	-	-	-	-	-	(3,269,390)	(3,269,390)	-	(3,269,390)

September 30, 2024	400,000	$400	50,000	$50	9,051,429	$9,051	$17,892,502	$-	$(18,628,568)	$(726,565)	$(186,196)	$(912,761)

James Maritime Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

					Additional		Total	None-	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Equity

December 31, 2022	400,000	$400	9,004,129	$9,004	$13,656,447	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693

Stock issued for services	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(1,041,039)	(1,041,039)	(151,513)	(1,192,552)

March 31, 2023	400,000	400	9,004,129	9,004	13,656,447	(12,495,115)	1,170,736	(180,595)	990,141

Stock issued for services	-	-	60,000	60	378,840	-	378,900	-	378,900

Net loss	-	-	-	-	-	(1,167,475)	(1,167,475)	(5,585)	(1,173,060)

June 30, 2023	400,000	$400	9,064,129	$9,064	$14,035,287	$(13,662,590)	$382,161	$(186,180)	$195,981

Net loss	-	-	-	-	-	(268,374)	(268,374)	-	(268,373)

September 30, 2023	400,000	$400	9,064,129	$9,064	$14,035,287	$(13,930,964)	$113,787	$(186,180)	$(72,393)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

JAMES MARITIME HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Nine Months Ended September 30,
	2024	2023

Operating activities
Net loss	$(4,712,641)	$(2,633,986)
Adjustments to reconcile net loss to net cash provided by operations
Loss on impairment of goodwill and intangibles	-	911,467
Depreciation and amortization	31,018	1,090,523
Amortization of operating lease - right-of-use asset	66,266	-
Amortization of debt discount	70,032	37,032
Bad debt expense	39,052	-
Warrants issued for services rendered	1,138,500	-
Stock based compensation expense (benefit)	2,499,502	378,900
Non-cash charitable contribution	23,421
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	510,580	(59,184)
Other Assets	-	(196,947)
Prepaids and other	23,925	17,184
Due to related party	-	71,975
Increase (decrease) in
Accounts payable and accrued expenses	230,460	438,123
Deferred revenue	-	(400,000)
Change in fair value of derivative liability	191,483	(156,354)
Operating lease liability	(60,576)	-
Net cash provided by (used in)operating activities	51,022	(501,267)

Financing activities
Repayment of notes payable	(529,044)	(610,478)
Proceeds from notes payable	348,874	679,200
Repayment of loans	(310,909)	(1,153)
Repayment of loans - related party	(7,960)	-
Proceeds from sale of common stock	485,000	-
Net cash provided by (used in) financing activities	(14,039)	67,569

Net increase in cash	36,983	(433,698)

Cash - beginning of period	45,551	455,453

Cash - end of period	$82,534	$21,755

Supplemental disclosure of cash flow information
Cash paid for interest	$135,032	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common shares for subscription receivable	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Effective July 17, 2024 the Company effectuated a name change from James Maritime Holdings, Inc. to Sentinel Holdings Ltd. The name change was conducted in order to better reflect the current business activities of the Company and provide better transparency to the markets and our shareholders. The company is currently awaiting approval from FINRA regarding this name change.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2024, the Company had:

•	Net loss of $4,712,641; and
•	Net cash provided by operations was $51,022

Additionally, at September 30, 2024, the Company had:

•	Accumulated deficit of $18,628,568
•	Stockholders’ deficit of $912,761; and
•	Working capital deficit of $3,093,594

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on related parties for debt based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $82,534 at September 30, 2024.

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

Management’s strategic plans include the following:

•	Expand into new and existing markets (commercial and residential),
•	Obtain additional debt and/or equity based financing,
•	Collaborations with other operating businesses for strategic opportunities; and
•	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

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

Significant estimates during the nine months ended September 30, 2024 and 2023, respectively, include, allowance for doubtful accounts receivable,  valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, impairment of intangible assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At September 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

The following is a summary of the Company’s accounts receivable at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Accounts receivable	$170,480	$720,112
Less: allowance for doubtful accounts	-	-
Accounts receivable - net	$170,480	$720,112

There was bad debt expense of $39,052 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations

The Company has the following concentrations related to its accounts receivable greater than 10% of their respective totals:

	AR

	Nine Months Ended September 30,	Year Ended December 31,
Customer	2024	2023
A	67.73%	27.94%
B	0.00%	30.85%
Total	67.73%	58.79%

 Company has the following concentrations related to its sales greater than 10% of their respective totals:

	Nine Months Ended September 30,
Customer	2024	2023
A	24.81%	12.19%
B	8.16%	21.12%
Total	32.97%	33.31%

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

There were no impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

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

There were no impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

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

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	2024		2023

	Revenue	% of Revenues	Revenue	% of Revenues

Personal protective products	$4,025,410	100.00%	$6,915,105	100.00%
Total Sales	$4,025,410	100.00%	$6,915,105	100.00%

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

At September 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2024 and 2023, respectively.

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

At September 30, 2024 and December 31, 2023, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $15,778 and $28,444 in marketing and advertising costs during the three months ended September 30, 2024 and 2023, respectively.

The Company recognized $21,049 and $62,332 in marketing and advertising costs during the nine months ended September 30, 2024 and 2023, respectively.

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

The following potentially dilutive equity securities outstanding as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	December 31, 2023
Warrants	2,450,000	1,000,000

Warrants included as commons stock equivalents represent those that are fully vested and exercisable.

Based on the potential common stock equivalents noted above at September 30, 2024, the Company has sufficient authorized shares of common stock (90,000,000) to settle any potential exercises of common stock equivalents.

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

Shareholder receivables represent amounts due from shareholders. If the shareholder does not fund the receivable prior to the balance sheet date, the Company records a receivable that is reclassified as a contra account to stockholder’s deficit on the balance sheet. At September 30, 2024, $100,000 was due from shareholders, this amount was received in July 2024.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2024	December 31, 2023	Estimated Useful Lives (Years)

Furniture and fixtures	$37,271	$16,062	7
Vehicles	171,901	195,321	5
	209,172	211,383
Accumulated depreciation	(104,469)	(52,241)
Total property and equipment - net	$104,703	$159,142

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $31,018 and $1,090,523, respectively.

During the nine months ended September 30, 2024, the Company donated several vehicles to charitable organizations with a net book value of $23,421.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	September 30, 2024	December 31, 2023

Customer relationships	$2,420,014	$2,420,014
Supplier relationship	700,207	700,207
Employee expertise	1,719,807	1,719,807
Software development costs	99,609	99,609
	4,939,637	4,939,637
Accumulated depreciation	(2,851,363)	(2,851,363)
Total property and equipment - net	$2,088,274	$2,088,274

During the nine months ended September 30, 2024 and 2023, the Company recognized an impairment loss of $0 and $911,467, respectively, on assets acquired as part of the business combination with Gladiator, due to the uncertainty of future operations of that entity.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Accounts payable and accrued liabilities	$903,275	$1,107,173
Accrued interest payable	997,093	562,735
Accounts payable and accrued liabilities	$1,900,368	$1,669,908

Note 6 – Debt

The following represents a summary of the Company’s debt (third party debt for notes payable and loan payables (including those owed on vehicles), including key terms, and outstanding balances at September 30, 2024 and December 31, 2023, respectively.

Notes Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  September 30, 2024 and December 31, 2023:

		September 30, 2024	December 31, 2023
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	148,946
Padilla	(c)	-	58,256
Clearview	(d)	171,481	316,363
Total		443,400	646,538
Notes payable - current		443,400	536,251
Notes payable - long-term		$-	$110,287

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

(a)

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2023, Gladiator paid $18,018 in interest expense related to this note. The Company accrued interest payable of $53,047 and $29,514, respectively, on this note as of and September 30, 2024 and December 31, 2023.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by James Maritime, for an adjusted fair value of $182,773. As of September 30, 2024 and December 31, 2023, the note had an outstanding principal of $148,946, respectively.

(c)

On October 6, 2023, USS entered into a promissory note agreement with Ashley Padilla for $100,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $58,256. As of September 30, 2024, the loan was repaid in full.

(d)

On August 4, 2023, USS entered into a promissory note agreement with Clearview Funding Solutions for $400,000, which matured in February 2024. An origination and finance fee of $180,000 are included in the principal and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $316,363. The note was satisfied in full during the nine months ended September 30, 2024.

(d)

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of September 30, 2024, the note had an outstanding balance of $171,481.

(e)

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%.  The note was satisfied in full during the nine months ended September 30, 2024.

Loans Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  September 30, 2024 and 2023:

		September 30, 2024	December 31, 2023
Quattro Capital	(a)	$250,000	$250,000
Merchant cash advances	(b)	24,000	36,000
Vehicle loans	(c)	43,061	76,309
Bayview Funding	(d)	135,872	398,533
SBA Loan	(e)	67,800	67,800
Padilla	(f)	90,000	-
Total		610,733	828,642
Loans payable - current		(542,933)	(760,842)
Loans payable - long-term		$67,800	$67,800

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $781,625 as of September 30, 2024.

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of September 30, 2024 and December 31, 2023, $24,000 and $36,000 remains outstanding, respectively.

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

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. At September 30, 2024 and December 31, 2023, the total amount outstanding is $54,998 and $76,309, respectively, with 5 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $392 to $1,075, with an aggregate monthly payment of $3,211. All loans have a term between 1 and 6 years.

(d)

On  April 13, 2023, USS entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Bay View Funding (the “Purchaser”). The Factoring Agreement allows the Company to access up to $1 million on maximum credit. The upfront purchase price for factored accounts is up to 90% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds will be used to fund general working capital needs. The Company will pay fees, including a facility fee (0.50% of the maximum credit) and a factoring fee of fee (0.85% of gross face value of purchased receivables for every fifteen day period from the  date the receivable is purchased until paid in full).  The monthly minimum fee is 0.50% of the maximum credit.  The Purchaser can require repurchase of uncollectable or ineligible accounts.   In addition, a reserve is established based on the collections received on any account and maintained by the purchaser.

The Factoring Agreement has an initial term of 12 months and will be renewed annually, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement prior to the end of the initial term by providing a  60 days written notice.  The Company can terminate the agreement at any time by providing a 60 days prior written notice and paying an early termination fee equal to 0.50% of the maximum credit amount.

As of September 30, 2024 and December 31, 2023, the principal balance was $135,872 and $398,533, respectively, and a reserve balance  maintained by the for $18,799 as of September 30, 2024.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of September 30, 2024 and December 31, 2023 is $9,190 and $7,204, respectively.

(f)

In April 2024, USS entered into a promissory note agreement with Ashley Padilla for $130,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of September 30, 2024, the note had an outstanding balance of $90,000.

Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of September 30, 2024 and December 31, 2023, the Company accrued 2,404 and $1,105, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading day period ending on the conversion date per share. As of September 30, 2024 and December 31, 2023, the Company accrued $7,338 and $2,765, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

As of September 30, 2024, these notes have not been converted and are in default.

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

During the nine months ended September 30, 2024 and 2023, respectively, the Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option liabilities on both the commitment date and the remeasurement date with the following inputs:

	September 30, 2024	December 31, 2023
Expected term (years)	1.00	1.00
Expected volatility	62%	41%
Expected dividends	0.00%	0.00%
Risk free interest rate	5.09%	4.79%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at September 30, 2024 and December 31, 2023:

Derivative liabilities - December 31, 2022	$331,399
Fair value mark to market adjustment	(156,354)
Derivative liabilities - December 31, 2023	175,045
Fair value mark to market adjustment	191,483
Derivative liabilities - September 30, 2024	$366,528

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2024 and 2023, the Company recorded a change in fair of derivative liabilities – gains/(losses) of $(191,483) and $156,354 respectively.

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

For the nine months ended September 30, 2024 and 2023, the Company recorded a derivative expense of $0 and $0, respectively.

Note 8 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	$-	$-	$366,528	$366,528
Total	$-	$-	$366,528	$366,528

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$175,045	$175,045
Total	$-	$-	$175,045	$175,045

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

At September 30, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, "Leases."

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

The tables below present information regarding the Company's operating lease assets and liabilities at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$280,720	$168,339

Liabilities

Operating lease liability	$309,642	$183,353

Weighted-average remaining lease term (years)	3.34	1.58

Weighted-average discount rate	8.00%	8.00%

The components of lease expense were as follows:

	September 30, 2024	June 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$63,162	$42,108
Lease liability expense in connection with obligation repayment	20,368	$14,833
Total operating lease costs	$83,530	$56,941

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$73,391	$47,896
Right-of-use asset obtained in exchange for new operating lease liability	$-	$421,080

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2024 (3 Months)	$24,543
2025	103,661
2026	107,020
2027	110,228
2028	9,208
Total undiscounted cash flows	354,660
Less: amount representing interest	(45,018)
Present value of operating lease liability	309,642
Less: current portion of operating lease liability	77,178
Long-term operating lease liability	$232,464

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2024 and December 31, 2023, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure.

Note 10 – Stockholders’ Deficit

At September 30, 2024 and December 31, 2023, respectively, the Company had three (3) classes of stock:

Preferred Stock – Series A

-	2,000,000 shares authorized

-	400,000 issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

-	Par value - $0.001

-	Voting – 30 votes per share

-	Dividends - none

-	Liquidation preference – none

-	Rights of redemption - none

-	Conversion - none

Preferred Stock – Series B

-	1,000,000 shares authorized

-	50,000 and 0 issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

-	Par value - $0.001

-	Voting – 10 votes per share

-	Dividends - none

-	Liquidation preference – none

-	Rights of redemption - none

-	Conversion – 50:1 into common

Common Stock

-	90,000,000 shares authorized

-	9,051,429 and 9,064,129 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively

-	Par value - $0.001

-	Voting - 1 vote per share

Equity Transactions for the Nine Months Ended September 30, 2024:

Stock and Warrants Issued for Cash

On August 26, 2024, the Company issued 17,500 shares of common stock at $1/share for gross proceeds of $17,500.

On August 26, 2024, the Company issued 17,500 shares of common stock at $1/share for gross proceeds of $17,500.

On August 12, 2024, the Company issued 50,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $50,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

On July 26, 2024, the Company issued 125,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $125,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

On July 25, 2024, the Company issued 100,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $100,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

On June 28, 2024, the Company issued 100,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for a subscription amount of  $100,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.  The subscription was received in July 2024.

On June 18, 2024, the Company issued 75,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $75,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2025.

Stock Issued for Services – Related Party

The Company’s Class B, Preferred Stock is not traded in an observable public market and there were no other third party cash offerings to establish a fair value for these preferred shares.  However, in accordance with ASC 470 “Debt”, under its parity value (as-converted value), this represented the best evidence of fair value on the acquisition date as these preferred shares convert on a 50 for 1 basis (see above) into common stock.

On September 6, 2024, the Company issued 50,000 shares of Class B preferred stock, having a fair value of $2,500,000 ($1/share) for as a consulting fee to its majority shareholder, based upon the most recent third party cash offering price for common stock, which represents the  best value of fair value.

The Company determined the valuation of this transaction as follows:

Quantity of Series B, preferred stock issued majority shareholder	50,000
Conversion ratio of Series B, preferred stock into common stock	50
Equivalent Series A, common shares	2,500,000
Cash offering price for common shares	$1.00
Value of Series A, preferred stock issued	$2,500,000

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

The fair value of all warrants granted during the nine months ended September 30, 2024 was determined using a Black-Scholes option pricing model with the following inputs:

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

Warrants

Warrant activity for the nine months ended September 30, 2024, and the year ended December 31, 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	1,000,000	$3.50	2.57	$-
Vested and Exercisable - December 31, 2022	1,000,000	$3.50	2.57	$-
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Vested and Exercisable - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	1,000,000	$3.50
Exercised	-
Cancelled/Forfeited	-
Outstanding - September 30, 2024	2,000,000	$3.50	1.50	$-
Vested and Exercisable - September 30, 2024	2,000,000	$3.50	1.50	$-
Unvested and non-exercisable - September 30, 2024	-	$-	-	$-

Note 11 – Subsequent Events

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMER 30, 2023

Sales - net

We had net sales of $989,486 for the three months ended September 30, 2024, as compared to $2,382,896 for the three months ended September 30, 2023, a decrease of $1,393,410. This decrease in revenue was due to the loss of a material customer.

Cost of Goods Sold

Cost of Goods Sold for the three months ended September 30, 2024, was $975,139, as compared to $1,043,945 for the three months ended September 30, 2023, a decrease of $68,806.  The primary reason for the decrease was due to a reduction in employee compensation and loss of a material customer.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2024, were $3,033,815 an increase of $1,857,401, or 157.89%, compared to $1,176,414 for the three months ended September 30, 2023.  The primary reason for the increase was due to general and administrative expenses from operations and warrants issued for services.

Other Expenses

The Company’s other expenses decreased by $180,988, from other expenses of $430,910 during the three months ended September 30, 2023, as compared to $249,922 for the three months ended September 30, 2024. The decrease was primarily due to interest expense on outstanding debt.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $3,269,390 for the three months ended September 30, 2024 as compared to a net loss of $268,373 for the three months ended September 30, 2023. The increase was primarily due to a decrease in sales from a former material customer, and an associated decrease in cost of goods sold. The increased costs were due to an increase in general and administrative expenses, which included warrants issued for services and decrease in interest expense on outstanding debt.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMER 30, 2023

We had net sales of $4,025,410 for the nine months ended September 30, 2024, as compared to $6,915,105 for the nine months ended September 30, 2023, a decrease of $2,889,695. This decrease in revenue was due to the loss of a material customer.

Cost of Goods Sold

Cost of Goods Sold for the nine months ended September 30, 2024 was $3,411,620, as compared to $4,995,598 for the nine months ended September 30, 2023, an decrease of $1,583,978 The primary reason for the decrease was due to a reduction in employee compensation and loss of a material customer.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2024, were $5,440,974 an increase of $1,515,219, or 38.60%, compared to $3,925,755 for the nine months ended September 30, 2023. The primary reason for the increase was due to general and administrative expenses from operations and warrants issued for services.

Other (Expenses)/Income

The Company’s other expenses decreased by $742,281, from other expenses of $627,738 during the nine months ended September 30, 2023, as compared to other income $114,543 for the nine months ended September 30, 2024. The decrease was primarily due to interest expense on outstanding debt, offset by gain on forgiveness on payroll protection program (PPP).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $4,712,641 for the nine months ended September 30, 2024, as compared to a net loss of $2,476,888 for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in sales from a former material customer, and an associated decrease in cost of goods sold. The increased costs were due to an increase in general and administrative expenses, which included warrants issued for services, interest expense on outstanding debt and offset by gain on forgiveness on payroll protection program (PPP).

Liquidity and Capital Resources

At September 30, 2024, the Company had $82,534 cash. The Company has limited commercial experience and had a net loss of $4,712,641 for the nine months ended September 30, 2024, and an accumulated deficit of $18,628,568, and a working capital deficit of $3,093,594 at September 30, 2024. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2024, have been prepared assuming the Company will continue as a going concern.

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

Operating Activities

For the nine months ended September 30, 2024, net cash provided by operations of $51,022 was the result of a net loss of $4,712,641, depreciation expense of $31,018, amortization of operating lease of $66,266, amortization of debt discount of $70,032, bad debt expense of $39,052, warrants issued for services of $1,138,500, stock based compensation of $2,499,502, non-cash charitable contribution of $23,421, decrease in prepaid expenses of $23,925, a decrease in accounts receivable of $510,580 and a decrease of operating lease liability of $60,576, an increase in accounts payable of $230,460, and an increase in fair value of derivative liability of $191,483.

For the nine months ended September 30, 2023, net cash used in operations of $501,267 was the result of a net loss of $2,633,986, impairment expense of $911,467, depreciation and amortization expense of $1,090,523, amortization of debt discount of $37,032, stock-based compensation of $378,900, decrease in prepaid expenses of $17,184, an increase in other assets of $196,947, and an increase in accounts receivable of $ 59,184, a decrease in deferred revenue of $400,000 and a decrease in fair value of derivative liability of $156,354, an increase in accounts payable of $438,123, and a decrease in due to related party of $71,975.

Financing Activities

Our financing activities resulted in a cash outflow of $14,039 for the nine months ended September 30, 2024, which is represented by $833,874 in loan proceeds, $847,913 in loan repayment and $485,000 in proceeds from sale of common stock.

Our financing activities resulted in a cash inflow of $67,569 for the nine months ended September 30 30, 2023, which is represented by $679,200 in loan proceeds and $611,631 in loan repayment.

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

Off-Balance Sheet Transactions

At September 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, specifically that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of September 30, 2024, our internal control over  financial  reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2024 and December 31, 2023, respectively, the Company was engaged in litigation with Strategic Funding Source, Inc. d/b/a Kapitus, a New York Corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona Corporation, James Maritime Holdings, Inc. a Nevada Corporation and Matthew C. Materazo an individual Cas No. 24cv438754, with an unlimited Civil Cross-Complaint Gladiator Solutions, Inc. an Arizona Corporation, James Maritime Holdings, Inc. a Nevada Corporation Cross-Complainants vs. Matthew C. Materazo. This litigation involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders.

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

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of September 30, 2024, the note had an outstanding balance of $171,600.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended since the issuance was an isolated wholesale transaction which did not involve a public offering.

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%.  As of September 30, 2024, the note had an outstanding balance of $4,375.  The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended since the issuance was an isolated related party transaction which did not involve a public offering.

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

On August 26, 2024, the Company issued 17,500 shares of common stock at $1/share for gross proceeds of $17,500. The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On August 26, 2024, the Company issued 17,500 shares of common stock at $1/share for gross proceeds of $17,500. The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On August 12, 2024, the Company issued 50,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $50,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On September 6, 2024, the Company issued 50,000 shares of Class B preferred stock, having a fair value of $2,500,000 ($1/share) for as a consulting fee to its majority shareholder.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

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

JAMES MARITIME HOLDINGS INC.

Date: November 14, 2024	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	November 14, 2024
Kip Eardley	(Principal Executive Officer and Principal Financial Officer)

