Form 10-K
period 2024-12-31
Sentinel Holdings Ltd.
filed 2025-04-28
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-193220

SENTINEL HOLDINGS LTD.

FKA JAMES MARITIME HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

9160 South 300 West, #101, Sandy, UT	84070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 (702) 237-6834

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of April 8th, 2025, there were 9,371,429 shares of our common stock, par value $0.001 per share, and 450,000 shares of our preferred stock, par value $0.001 outstanding.

As of June 28, 2024, the Company had an aggregate market value of its common stock of $42,171,430.

SENTINEL HOLDINGS Ltd

FORM 10-K

FOR THE YEAR ENDED December 31, 2024

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The terms “SNTL,” “we,” “us,” “our,” and the “Company” refer to Sentinel Holdings Ltd.

PART I

Item 1. Business.

Overview

Sentinel Holdings Ltd, a Nevada corporation (the “Company”), conducts its business through its wholly owned subsidiary, United Security Specialists Inc. (“USS”), and its majority-owned subsidiary, Gladiator Solutions Inc. (“Gladiator”). Effective April 2, 2025, the Company changed its name to Sentinel Holdings Ltd.. USS provides professional security personnel and services, enhanced by smartphone-based security applications, while Gladiator’s operations, previously focused on personal protective products, are currently limited due to ongoing litigation. Both subsidiaries are based in California.

Our Company

Sentinel Holdings Ltd, the “Company” was originally incorporated under the laws of the State of Delaware as Out-Takes, Inc. on March 18, 1992.  The Company developed and managed franchised personal portrait locations until 1996 when they shifted their focus towards the acquisition and management of a waste gas electricity plant in Los Alamos, California.  Due to uncertainties arising from PG&E's bankruptcy, the Company elected to terminate its contract with PG&E and instead entered into a Participating Generator Agreement with the California Independent System Operator ("ISO).

In 2002, the Company entered into a new power purchase agreement with PG&E and attempted to recommence operations. In order to recommence power operations, the Company had to service and refurbish the power generation equipment, and to pay current its obligations to creditors.  In order to meet these obligations, the Company attempted to enter into an informal reorganization plan with creditors which, was ultimately unsuccessful, and it became clear that the Company would not be able to move forward with the recommencement of its operations.

Between 2007 and 2014 the Company undertook the process of divesting itself of assets and unwinding contracts and reorganizing its business.  The  Company implemented a termination and recission agreement which was signed, implemented and all terms of the rescission were completed.  On September 14, 2014, the Company entered into a Debt Settlement Agreement settling all outstanding debts and obligations of the Company owed to the Releasor or its assigns.

In 2014 Kip Eardley was elected as a director and appointed to serve as President and CEO of the Company and has maintained that position to date.

In January of 2015 the Company was redomiciled from Delaware to Nevada in conjunction with the Company effectuating a reverse split of its capital stock and a name change to Sentinel Holdings Ltd.

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

In December of 2021, the Company entered into a share exchange agreement with Gladiator Solutions, Inc. and certain shareholders of Gladiator, and the Company acquired a majority of the issued and outstanding capital stock of Gladiator in exchange for a new issuance of Company common stock to the Gladiator shareholders.

On June 11, 2022, the Company entered into a share exchange agreement with United Security Specialists, Inc. and the shareholders of USS, and the Company acquired all of the issued and outstanding capital stock of USS in exchange for a new issuance of Company common stock.

Effective July 17, 2024 the Company effectuated a name change from James Maritime Holdings, Inc. to Sentinel Holdings Ltd. The name change was conducted in order to better reflect the current business activities of the Company and provide better transparency to the markets and our shareholders. The company received approval from FINRA regarding this name change on April 5, 2025.

The Company continues to aggressively pursue a growth by acquisition model and is currently identifying other potentially attractive M&A candidates in the private security and personal protective equipment industries, as well as in other business verticals that management deems to be of strategic importance.

Our Business

As of December 31, 2024, the Company’s primary business is providing armed and unarmed security services through its subsidiary, United Security Specialists Inc. (“USS”). USS offers professional security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. USS operates primarily in California and serves a diverse clientele, including businesses, residential communities, and event organizers.

The Company’s other subsidiary, Gladiator Solutions Inc. (“Gladiator”), previously focused on the production and sale of personal protective products, including body armor and ballistic plates. However, as of mid-2023, the Company ceased selling personal protective equipment under the Gladiator brand due to ongoing litigation. Gladiator’s operations remain limited, and the Company plans to relaunch the product line and expand its offerings once the litigation is resolved.

The Company is pursuing an aggressive growth strategy through acquisitions in the private security, personal protective equipment, and defense industries. Management is actively identifying acquisition candidates with technologies in unmanned systems, space and satellite communications, electronic warfare, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) systems. The Company believes that increasing compliance requirements, such as the Cyber Security Maturity Model Certification, will create opportunities for consolidation in the defense and security sectors.

Industry Background

The U.S. national security budget continues to grow, with a 5.6% increase to $782 billion for Fiscal Year 2022 and an additional 4% increase to $813.3 billion for Fiscal Year 2023. In May 2022, the Additional Ukraine Supplemental Appropriations Act provided $40 billion in support for Ukraine. According to a study by The Insight Partners, the homeland security market is projected to grow from $188.99 billion in 2022 to $275.5 billion by 2028, at a compound annual growth rate of 6.5%. Management believes that strategic acquisitions are key to capturing this expanding market.

About United Security Specialists Inc.

USS Mission

The mission of USS is to recruit right, train right and respond early. Our clients should expect day-to-day quality, consistency, and professionalism. Our security personnel are more experienced, better supervised, and are dedicated to the highest level of work.

USS History

USS was built on ethics and integrity. Kyle Madej, as a co-founder of USS, engaged in the security services in 2017 when they discovered a number of industry practices that were neither ethical nor acceptable. Starting USS was an exciting endeavor that had allowed them to utilize and combine their years of experience with their solid work ethic and integrity. We value every client that has partnered with us, and we work to establish a solid relationship with our team. It is the strong relationship bonds that help our company continue to grow and to serve more valued partners.

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

Mobile Patrol

Having security specialists check in on your property on a scheduled route is a prevalent approach for many businesses that do not require a constant on-site presence. Our risk assessment team will help determine the most appropriate time frame and frequency of the patrolling route. Our licensed security specialists will carry out all of the inspection procedures designed specifically for your site according to plan. All activities are updated through our proprietary real-time reporting and location-tracking technology. We pride ourselves in utilizing the latest technology to enhance our services. With our proprietary mobile app provided by SilverTrac, our guards are able to check in, file incident reports and take photos in real time as they patrol.

6

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

About Gladiator Solutions, Inc.

The Company is currently focused on building its operations in the armed and unarmed security business. As of mid-2023, we stopped selling personal protective equipment (PPE), and we currently do not sell any of these products under the Gladiator business. Looking forward, we intend to relaunch the Gladiator product line and hope to expand our offerings in the future to include some of the PPE products described herein. FOR THE AVOIDANCE OF ALL DOUBT AS OF MID-2023 WE STOPPED SELLING PPE AND WE ARE NOT CURRENTLY SELLING ANY GLADIATOR SOLUTIONS, INC. PRODUCTS.

It should be noted that there are aspects of the Gladiator Solutions, Inc. operations that have been tied up in litigation and disputes since roughly mid 2023 and therefore remain in a holding pattern subject to the outcome thereof.  Once the litigation involving the Gladiator brands fully resolved, the Company plans to reinvest in the brand name, revamp the product line and relaunch the product line under the established Gladiator brand name, but until such time as these matters are resolved we will maintain the status quo and Gladiator operations will remain highly limited.

Gladiator Solutions Inc. was originally developed by Law Enforcement and Military Personnel with one simple idea…to ensure the highest level of safety and comfort, at an affordable price. Our key emphasis is to provide our customers with lighter, safer and more affordable solutions that have greater ballistic capability. Gladiator Solutions, Inc. developed a full line of hard armor plates, tactical ballistic plate carriers, soft armor inserts and vests, helmets, shields, and other ballistic products and accessories incorporate the latest materials and technology to ensure maximum protection and performance.

Gladiator products are focused on ultimate protection, extreme comfort, minimal weight products at unsurpassed value.

Gladiator products are tested and certified in accordance with protocols developed by the National Institute of Justice, US Military Specification and European Ballistics Standards.

What Sets the Gladiator Brand Apart?

The Gladiator brand was built about offering top quality solutions for Federal, State and Local Law Enforcement agencies, First Responders, National Armed forces, and Independent Security Contractors. In the protective products industry, our strength is the quality and value of our products. Not only are our products light weight and comfortable, but we are able to provide the maximum level of ballistic protection at affordable prices, and without compromising performance, durability or quality.

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

Unsurpassed Quality & Value

Gladiator branded products provide extreme lightweight, incredible comfort, maximum strength solutions at affordable prices, without compromising performance, durability or quality.

Round Dispersion Technology (RDT)

Gladiator ballistic plates absorb the round rather than deflecting/spalling like steel or fracturing like Ceramic. RDT spreads the kinetic energy delivered by the round from the point of impact to the surrounding area, diffusing the forces of impact over a larger area and dispersing the force of the round impact.

Testing Protocol

To ensure the highest quality solutions, we age, test and certify our NIJ & Special Threat plates to and beyond certification standards. This enables Gladiator to warranty our plates to 10 years vs. the industry standard 5 years. While most testing is conducted with the widest spread for impact points (to reduce the kinetic energy absorbed by the armor material), we target the smallest area possible with the highest concentration of kinetic energy in a localized area of impact, providing Gladiator with the confidence that we are providing the highest strength to weight ratio solution to our customers.

Materials & Composition

Gladiator products are manufactured from high strength, high durability materials. The performance of these materials enables Gladiator to provide a 10-year warranty. While other products tend to break down over time, our products are manufactured from Polyethylene and Ceramic materials, providing a long and unsurpassed service life.

Compliance

We conduct our sales in accordance with Department of Justice (DOJ) and International Traffic in Arms Regulations (ITAR).

Our Growth and Marketing Strategy

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

Our Corporate Information

Our principal executive offices, and the principal executive offices are located at 9160 South 300 West, #101 Sandy, UT 84070. USS is located at 1973 Lafayette St, Santa Clara, CA 95050.

Our Internet website addresses are: www.sentinelholdingsltd.net, www.usselite.com and www.gladiatorsolutions.com. The information contained on, or that can be accessed through our website is not a part of this document. We have included our website address in this document solely as an inactive textual reference.

Employees

As of December 31, 2024, we had 168 employees, one of whom is employed as CFO for the Company and its subsidiaries on a full-time basis by the main operating subsidiary, United Security Services.  Out of the 168 employees the Company had 152 full time employees and 16 part-time employees.

Item 1A. Risk Factors.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located at Sentinel Holdings Ltd., 9160 South 300 West, #101, Sandy, UT 84070, 70503 +1 702-237-6834.

Our website addresses are www. www.sentinelholdingsltd.net, www.gladiatorsolutions.com and www.usselite.com.

Item 3. Legal Proceedings.

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2024 and December 31, 2023, respectively, the Company was engaged in litigation with Strategic Funding Source, Inc. d/b/a Kapitus, a New York Corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona Corporation, Sentinel Holdings Ltd a Nevada Corporation and Matthew C. Materazo an individual Cas No. 24cv438754, with an unlimited Civil Cross-Complaint Gladiator Solutions, Inc. an Arizona Corporation, Sentinel Holdings Ltd a Nevada Corporation Cross-Complainants vs. Matthew C. Materazo. This litigation involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders. This complaint was initially filed by Strategic Funding Source against Gladiator Solutions for breach of a loan agreement. The plaintiff alleges Gladiator owes $100,098. The Plaintiff also added Sentinel Holdings Ltd as an “alter ego” defendant. The Company filed an Answer to the Complaint, asserting that Gladiator’s former President Matt Materazo obtained the loan without authority or consent from Gladiator or Sentinel Holdings Ltd, and the Company filed a Cross-Complaint against Matt Materazo for this unauthorized loan. We believe a settlement with the plaintiff can be reached, and we plan to pursue claims against Mr. Materazo for indemnity for any payments made by Gladiator to settle this case.

Tim Running v. United Security Specialists, Inc. involves a wage and hour class action filed by USS employee Tim Running against USS.  The Company filed a Motion to compel arbitration of these claims and anticipates negotiating a settlement with this plaintiff.

Josue Ceballes v. United Security Specialists, Inc. is a wage and hour class action filed by USS employee Tim Running against USS.  The Plaintiff agreed to submit this claim to arbitration and the class action was dropped.  The Company anticipates negotiating a settlement with this plaintiff.

Redwood Fire & Casualty Ins. Co. v. United Security Specialists, Inc. is a case against USS and Sentinel Holdings Ltd for unpaid workers comp insurance premiums.   The unpaid balance was $36,947.  The Company negotiated a settlement for this claim in the amount of $4,000 per month for nine months.

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

Year Ended December 31, 2024	High	Low
Fourth quarter	$6.00	$6.00
Third quarter	$6.00	$6.00
Second quarter	$6.00	$6.00
First quarter	$6.00	$6.00

Year Ended December 31, 2023	High	Low
Fourth quarter	$6.00	$6.00
Third quarter	$6.00	$6.00
Second quarter	$6.32	$6.00
First quarter	$6.36	$6.32

On December 31, 2024, the closing sales price reported for our common stock was $6.00 per share and as of that date, we had approximately 123 holders of record of our common stock, and approximately 9,371,429shares outstanding.

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

Recent Sale of Unregistered Securities

During the year ended December 31, 2024, and December 31, 2023 the Company conducted the following sales of unregistered securities pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  The Company used this amount for working capital.

In March of 2023, the Company sold 50,000 shares to a private investor. The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation S. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only three offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management; (8) the sale was made offshore to foreign persons.

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

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%. The majority of the Note has been repaid and as of June 30, 2024, the note had an outstanding balance of $4,375. The proceeds from this offering were used for working capital purposes. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended since the issuance was an isolated related party transaction which did not involve a public offering.

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

In August 2024, the Company issued 50,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $50,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On March 6, 2024, the Company cancelled 866,667 shares of common stock that was previously issued and re-issued the same shareholders a total of 368,967 in accordance with stated agreements.

On September 6, 2024, the Company issued 50,000 shares of Class B preferred stock, having a fair value of $2,500,000 ($1/share) for as a consulting fee to its majority shareholder, based upon the most recent third-party cash offering price for common stock, which represents the  best value of fair value.

The Company determined the valuation of this transaction as follows:

Quantity of Series B, preferred stock issued majority shareholder	50,000
Conversion ratio of Series B, preferred stock into common stock	50
Equivalent Series A, common shares	2,500,000
Cash offering price for common shares	$1.00
Value of Series A, preferred stock issued	$2,500,000

In October 2024, the Company issued 20,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $20,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

In November 2024, the Company issued 250,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $250,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

In December 2024, the Company issued 50,000 shares of common stock. The stock was sold at $1/share for gross proceeds of $50,000. The proceeds from this offering were used for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were accredited investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

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

Business Overview

Sentinel Holdings Ltd operates mainly through its subsidiaries, Gladiator (limited operations) and USS. Gladiator currently has very limited operation, but it had specialized in the distribution of personal protective products, largely through mail-in orders and e-commerce channels. On the other hand, USS offers a combination of professional security personnel services, enhanced by smartphone-based security applications, providing a unique blend of traditional and modern security solutions. The consolidated financial statements were prepared according to U.S. GAAP and SEC regulations. The Company has adopted a December 31 fiscal year-end for financial statement reporting.

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

Recent Developments

There are several trends that provide opportunities and risks for USS:

•	The breakdown and underfunding of traditional law enforcement leading to passive response to riots, resulting break-ins, shoplifting, and property destruction on the large scale (See Portland 2020).

•	The rise of the lawless corollary on the small scale with burgeoning vagrancy, break-ins and theft (e.g., catalytic converters in automobiles, construction materials such as tools and copper conduit).

•

The refusal of cities to enforce vagrancy laws and suppress the crime associated with chronic criminal trespassing and its detrimental effect on business. This leads to a transfer of burden to business owners who turn to private security companies to mitigate. This applies to all sectors – residential, commercial and municipal.

•

Finally, the sense of personal physical risk has been heightened in culture leading to the need to provide protection to employees and residents. For example, employees want protection as they come and go to their vehicle in areas of high crime.

Results of Operations

Years ended December 31, 2024 and 2023

Revenue

Revenues decreased 47.79% to $4,605,338 for the year ended December 31, 2024 as compared to $8,820,348 for the year ended December 31, 2023. The primary reason for the decrease was a loss of key customers.

Cost of Revenue

Cost of revenues decreased to $4,191,878 for the year ended December 31, 2024 as compared to $6,053,710 for the year ended December 31, 2023. Gross profit was $413,460 and $2,766,638 for the years ended December 31, 2024 and 2023, respectively. Gross profit margins decreased to 9% for the year ended December 31, 2024 from 31% for the year ended December 31, 2023.

Operating Expenses

Operating expenses increased 77.75% to $7,916,574 for the year ended December 31, 2024 compared to $4,453,653 for the year ended December 31, 2023. The increase was primarily due to general and administrative expenses, stock based compensation, loss on impairment of intangible assets, and payroll.

Other Income/Expenses

The Company's other income (expense) - net increased by $15,488 to $947,438 during the year ended December 31, 2024 as compared to $931,950 in other income (expense) – net for the year ended December 31, 2023. This net increase was primarily due to a decrease in interest expense offset by an increase in the change in fair value of derivative liabilities.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was $8,375,593 for the year ended December 31, 2024 as compared to a net loss of $2,461,851 for the year ended December 31, 2023. This represented an increase in loss of $5,913,742 or 240.22%.  See above discussion for components of the net loss.

Liquidity and Capital Resources

For the year ended December 31, 2024, net cash used in operations of $32,707 was the result of a net loss of $8,450,552, depreciation and amortization expense of $37,065, amortization of operating lease of $87,320,  amortization of debt of $70,032, bad debt expense $41,939, bad debt expense – related party of $7,400, impairment of intangible assets of $2,088,274, warrants issued for services of $1,138,500, stock based compensation of $2,499,502, non-cash charitable contribution of $17,077, an increase in accounts payable and accrued expenses of $1,858,747 as a result of unpaid payroll tax liabilities, an increase in change in fair value of derivative liability of $79,049. These were offset by a decrease in accounts receivable of $453,469, and a decrease in prepaid expenses of $34,553.

For the year ended December 31, 2023, net cash used in operations of $269,543 was the result of a net loss of $2,618,965, depreciation and amortization expense of $1,191,898, impairment of intangible assets of $911,467, amortization expense of $114,506, stock-based compensation of $63,150, an increase in accounts payable of $586,798, a decrease in change in fair value of derivative liability of $156,354. These were offset by a decrease in accounts receivable of $2,255, a decrease in prepaid expenses of $27,763, decrease in deferred revenue of $400,000 and a decrease in related party of $7,939.

Financing activities in 2024 resulted in a net cash inflow of $209,358. This was mainly due to repayments of notes and loans payable of $944,516  which was offset by proceeds from the issuance of notes payable amounting to $348,874 and proceeds from sale of units of common stock and warrants as well as common stock on a stand-alone basis of $805,000.

Financing activities in 2023 resulted in a net cash outflow of $140,359. This was mainly due to repayments of notes, loans payable and lease liabilities of $514,978 which was offset by proceeds from the issuance of notes payable amounting to $374,619.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  Also, see Note 2 to the accompanying consolidated financial statements for a complete discussion of our accounting policies and estimates.

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, "Consolidation".

In accordance with ASC 810-10, consolidation applies to:

•	Entities with more than 50% voting interest, unless control is not with the Company; and
•	Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation per ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Non-Controlling Interests in the consolidated financial statements.

For the year ended December 31, 2024 and December 31, 2023, the Company’s allocation to the non-controlling interest represents ownership of 87% of Gladiator Solutions, Inc.  The following table sets for the changes in non-controlling interest for the years ended December 31, 2024 and 2023:

Non-Controlling
Interest
Balance at December 31, 2022	$(29,082)
Net loss attributable to non-controlling interest	(157,114)
Balance at December 31, 2023	(186,196)
Net loss attributable to non-controlling interest	(74,959)
Balance at December 31, 2024	(261,155)

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

•	Engages in business activities from which it may earn revenues and incur expenses;
•

Has operating results that are regularly reviewed by the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, to make decisions about resource allocation and performance assessment; and

•	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a basis, the company may report as a single segment. The Company has determined that it operates as one reportable segment, as its CODM reviews the business as a whole rather than by distinct business components.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Application of ASU 2023-07 – Segment Expense Disclosure Requirements

In October 2023, the FASB issued ASU 2023-07, which enhances segment reporting by requiring public entities to disclose significant segment expenses that are regularly reviewed by the CODM. However, under ASC 280-10-50-31, these requirements apply only to entities with multiple reportable segments. Since the Company operates as a single reportable segment, it is not required to disclose segment expenses separately.

Although ASC 280-10-50-32 allows entities to voluntarily disclose additional segment-related information, including a breakdown of expenses, the Company is not required to present individual expense categories, and has not done so, because its operations are reviewed and managed as a single segment.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the years ended December 31, 2024 and 2023 include:

•	Allowance for doubtful accounts and other receivables
•	Valuation of loss contingencies
•	Valuation of stock-based compensation
•	Estimated useful lives of property and equipment
•	Impairment of intangible assets
•	Implicit interest rate in right-of-use operating leases
•	Uncertain tax positions
•	Valuation allowance on deferred tax assets

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

Fair Value Hierarchy

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

•	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable.
•	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

The classification of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 valuations generally require more judgment and complexity, often involving a combination of cost, market, or income approaches, as well as assumptions about market conditions, pricing, and other factors.

Fair Value Determination and Use of External Advisors

The Company assesses the fair value of its financial instruments and, where appropriate, may engage external valuation specialists to assist in determining fair value. While management believes that recorded fair values are reasonable, they may not necessarily reflect net realizable values or future fair values.

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of December 31, 2024 and 2023, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Fair Value Option Under ASC 825

ASC 825-10, Financial Instruments, permits entities to elect the fair value option for certain financial assets and liabilities. This election is made on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If elected, unrealized gains and losses are recognized in earnings at each reporting date. The Company has not elected the fair value option for any of its outstanding financial instruments.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable (ASC 310-10-45-4).

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

•	A review of outstanding accounts,
•	Historical collection experience, and
•	Current economic conditions (ASC 310-10-35-9).

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible (ASC 310-10-35-10).

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, Risks and Uncertainties. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases (ASC 275-10-50-16).

Customer and Sales Concentrations

The Company’s revenue stream may be dependent on a limited number of key customers. A loss of any significant customer, a decline in demand from such customers, or a deterioration in their financial condition could negatively impact the Company’s future revenues and profitability.

Accounts Receivable Concentrations

The Company extends credit to customers based on their financial strength, payment history, and other relevant factors. A significant concentration of accounts receivable from a limited number of customers could expose the Company to credit risk and potential collection issues. The Company regularly evaluates the creditworthiness of its customers and may require advance payments, letters of credit, or other credit enhancements to mitigate risks.

Impairment of Long-lived Assets

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

For the years ended December 31, 2024 and 2023, the Company recorded impairment losses of $2,088,274 and $911,467, respectively.

Derivative Liabilities

The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.

Accounting for Derivative Liabilities

Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement (ASC 815-40-35-4). The Company uses a binomial pricing model to determine the fair value of these instruments.

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option (e.g., convertible debt or warrants) is converted into shares of common stock or repaid, the Company:

•	Records the newly issued shares at fair value;
•	Derecognizes all related debt, derivative liabilities, and unamortized debt discounts; and
•	Recognizes a gain or loss on debt extinguishment, if applicable (ASC 470-50-40-2).

For equity-based derivative liabilities (e.g., warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital (ASC 815-40-35-9).

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings (ASC 815-40-35-8).

Derivative Liability Balances

As of December 31, 2024 and 2023, the Company’s derivative liabilities were $338,061 and $175,045, respectively.

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

USS

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

Our typical services contract for the guard business is for one month at the start of the engagement of services and then goes month-to-month thereafter. Revenues are net 30 after the services are provided for any 30-day period. We often times use a factoring bank on receivables due to the requirement that we front the guard expenses for the initial 30 days. There is no required revenue recognition after the completion of the initial 30-day contract.

Gladiator

Net revenues from Gladiator primarily consisted of sales of personal protective products, including armor, plates, helmets, shields, and accessories shipped directly to customers. All revenue transactions for Gladiator comprise a single performance obligation, which consists of the sale of products to customers either through wholesale, intermediary, or direct-to-consumer channels. The company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In all of the Companies revenue channels, transfer of control takes place at the point of sale upon shipment to customer.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse (ASC 740-10-30-8).

The effect of a change in tax rates on deferred tax balances is recognized as income or expense in the period that includes the enactment date (ASC 740-10-45-4).

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740-10-25, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of December 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2024 and 2023, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. Under ASC 740-10-30-5, a valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence (ASC 740-10-30-16).

Factors Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

•	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)
•	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions
•	Statutory carryforward periods for net operating losses and other deferred tax assets
•	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets
•	Nature and predictability of temporary differences and the timing of their reversal
•	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, ASC 740-10-30-23 states that a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

As of December 31, 2024 and 2023, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation," using the fair value-based method. Under this guidance, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period.

ASC 718 establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions where an entity incurs liabilities based on the fair value of its equity instruments or liabilities that may be settled using equity instruments.

In compliance with ASU 2018-07, the Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period in accordance with ASC 718.

The Company determines the fair value of stock options using the Black-Scholes option pricing model, considering the following key assumptions:

•	Exercise price – The agreed-upon price at which the option can be exercised.
•	Expected dividends – The anticipated dividend yield over the expected life of the option.
•	Expected volatility – Based on historical stock price fluctuations.
•	Risk-free interest rate – Derived from U.S. Treasury securities with similar maturities.
•	Expected life of the option – Estimated based on historical exercise patterns and contractual terms.

Additionally, the Company follows the guidance under ASU 2016-09, which introduced amendments to simplify certain accounting aspects of share-based compensation, including:

•	The treatment of tax benefits and tax deficiencies in income tax reporting.
•	The option to recognize forfeitures as they occur rather than estimating them upfront.
•	Cash flow classification for certain tax-related transactions.

The Company continues to evaluate and apply the latest Accounting Standards Updates (ASUs) and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

Stock Warrants

In connection with certain financing transactions (debt or equity), consulting arrangements, or strategic partnerships, the Company may issue warrants to purchase shares of its common stock. These standalone warrants are not puttable or mandatorily redeemable by the holder and are classified as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model, consistent with the guidance in ASC 718-10-30. However, if warrants meet the definition of derivative liabilities under ASC 815, “Derivatives and Hedging,” fair value is determined using a binomial pricing model or other appropriate valuation techniques, as required by ASC 815-40-15.

Accounting Treatment of Warrants

•	Warrants issued in conjunction with common stock issuance are initially recorded at fair value as a reduction in Additional Paid-In Capital (APIC), in accordance with ASC 815-40-25.
•	Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists, as per ASC 718-10-25.
•	Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings, following ASC 815-40-35.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, "Earnings Per Share." The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

•	Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.
•	Losses are not allocated to participating securities in accordance with ASC 260-10-45-61.
•

The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported, as required by ASC 260-10-45-45.

•	Diluted EPS is computed by taking the sum of:

○	Net earnings available to common shareholders
○	Dividends on preferred shares
○	Dividends on dilutive mandatorily redeemable convertible preferred shares
○	Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:

◾	Stock options
◾	Warrants
◾	Convertible preferred stock
◾	Convertible debt

•

Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method, per ASC 260-10-45-62.

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator, as required by ASC 260-10-45-48.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

•	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.

RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

Related Parties

The Company defines related parties in accordance with ASC 850, "Related Party Disclosures," and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

•	Principal owners of the Company.
•	Members of management (including directors, executive officers, and key employees).
•	Immediate family members of principal owners and members of management.
•	Entities affiliated with principal owners or management through direct or indirect ownership.
•	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

•	The nature of the relationship between the parties.
•	A description of the transaction(s), including terms and amounts involved.
•	Any amounts due to or from related parties as of the reporting date.
•	Any other elements necessary for a clear understanding of the transactions' effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

•	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, "Receivables."
•	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
•	Updates the accounting guidance under ASC 326, "Financial Instruments – Credit Losses," to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

•	Requiring enhanced disclosures of significant segment expenses.
•	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

•	Standardizing and disaggregating rate reconciliation categories.
•	Requiring disclosure of income taxes paid by jurisdiction.

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures and reporting requirements.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Other Recent Updates

Various other ASUs have been issued that primarily contain technical corrections or industry-specific guidance. These updates are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company had:

•	Net loss of $8,450,552; and

•	Net cash used in operations was $32,707

Additionally, at December 31, 2024, the Company had:

•	Accumulated deficit of $22,291,520

•	Stockholders’ deficit of $4,330,672; and

•	Working capital deficit of $4,419,731

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $222,202 at December 31, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

Management’s strategic plans include the following:

•	Expand into new and existing markets,
•	Obtain additional debt and/or equity-based financing,
•	Collaborations with other operating businesses for strategic opportunities; and
•	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

SENTINEL HOLDINGS, LLC AND SUBSIDIARIES

(F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

James Maritime Holdings, Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of James Maritime Holdings, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing losses and has obligations for significant cash payments in the next year that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 28, 2025

PCAOB ID Number 6797

Sentinel Holdings Ltd and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets

Current Assets
Cash	$222,202	$45,551
Accounts receivable - net	224,704	720,112
Prepaids and other	8,171	42,724
Total Current Assets	455,077	808,387

Due from related party	-	7,400

Intangible assets - net	-	2,088,274

Property and equipment - net	105,000	159,142

Operating lease - right-of-use asset	259,666	346,986

Total Assets	$819,743	$3,410,189

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,528,655	$1,669,908
Due to related parties	-	7,960
Notes payable - net	411,890	536,251
Convertible notes payable	35,000	35,000
Loans payable	477,840	760,842
Derivative liabilities	338,061	175,045
Operating lease liability	83,362	81,805
Total Current Liabilities	4,874,808	3,266,811

Long Term Liabilities
Notes payable - net	-	110,287
Loans payable - net	67,800	67,800
Operating lease liability	207,807	288,413
Total Long Term Liabilities	275,607	466,500

Total Liabilities	5,150,415	3,733,311

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 1,000,000 authorized	-	-
Series A Preferred stock - $0.001 par value; 2,000,000 shares authorized 400,000 shares issued and outstanding, respectively	400	400
Series B Convertible Preferred stock - $0.001 par value; 1,000,000 shares authorized 50,000 shares issued and outstanding, respectively	50	-
Common stock - $0.001 par value, 90,000,000 shares authorized 9,371,429 and 9,064,129 shares issued and outstanding, respectively	9,371	9,064
Additional paid-in capital	18,212,182	13,769,537
Accumulated deficit	(22,291,520)	(13,915,927)
Deficit attributable to stockholders of Sentinel Holdings Ltd	(4,069,517)	(136,926)
Accumulated other comprehensive loss	(261,155)	(186,196)
Total Stockholders' Deficit	(4,330,672)	(323,122)

Total Liabilities and Stockholders' Deficit	$819,743	$3,410,189

The accompanying notes are an integral part of these consolidated financial statements

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2024	2023

Sales - net	$4,605,338	$8,820,348
Cost of goods sold	4,191,878	6,053,710
Gross profit	413,460	2,766,638

General and administrative expenses	5,828,300	3,542,186
Loss on impairment of intangible assets	2,088,274	911,467
Total operating expenses	7,916,574	4,453,653

Loss from operations	(7,503,114)	(1,687,015)

Other income (expense)
Interest expense	(776,996)	(1,088,641)
Change in fair value of derivative liabilities	(163,016)	156,354
Other (expense) income	(7,426)	337
Total other income (expense) - net	(947,438)	(931,950)

Net loss	$(8,450,552)	$(2,618,965)

Non-controlling interest	(74,959)	(157,114)

Net loss available to common stockholders	$(8,375,593)	$(2,461,851)

Loss per share - basic and diluted	$(0.94)	$(0.27)

Weighted average number of shares - basic and diluted	8,921,014	9,046,047

 The accompanying notes are an integral part of these consolidated financial statements

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Year Ended December 31, 2024

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-in	Accumulated	Total Equity(Deficit) attributable to the	None-Controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	(Deficit)

December 31, 2023	400,000	$400	-	$-	9,064,129	$9,064	$13,769,537	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

Shares cancelled - Gladiator	-	-	-	-	(866,667)	(867)	-	-	(867)	-	(867)

Shares issued - Gladiator	-	-	-	-	368,967	369	-	-	369	-	369

Stock issued for cash	-	-	-	-	805,000	805	804,195	-	805,000	-	805,000

Warrants issued for services rendered	-	-	-	-	-	-	1,138,500	-	1,138,500	-	1,138,500

Stock issued for services	-	-	50,000	50	-	-	2,499,950	-	2,500,000	-	2,500,000

Net loss	-	-	-	-	-	-	-	(8,375,593)	(8,375,593)	(74,959)	(8,450,552)

December 31, 2024	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$(22,291,520)	$(4,069,517)	$(261,155)	$(4,330,672)

The accompanying notes are an integral part of these consolidated financial statements

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity( Deficit)

For the Year Ended December 31, 2023

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Equity(Deficit) attributable to the	None- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	Equity(Deficit)

Balance, December 31, 2022	400,000	$400	-	$-	9,004,129	$9,004	$13,656,447	$-	$(11,454,076)	$2,211,775	$(29,082)	$2,182,693

Issuance of common stock and warrants to shareholders	-	-	-	-	50,000	50	49,950	-	-	50,000	-	50,000

Stock issued for services	-	-	-	-	10,000	10	63,140	-	-	63,150	-	63,150

Net loss	-	-	-	-	-	-	-	-	(2,461,851)	(2,461,851)	(157,114)	(2,618,965)

Balance, December 31, 2023	400,000	$400	-	$-	9,064,129	$9,064	$13,769,537	$-	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023

Operating activities
Net loss - including non-controlling interest	$(8,450,552)	$(2,618,965)
Adjustments to reconcile net loss to net cash provided by operations
Loss on impairment of goodwill and intangibles	2,088,274	911,467
Depreciation and amortization	37,065	1,191,898
Amortization of operating lease - right-of-use asset	87,320	-
Amortization of debt discount	70,032	114,506
Bad debt expense	41,939	-
Bad debt expense - related party	7,400	-
Warrants issued for services rendered	1,138,500	-
Stock based compensation expense	2,499,502	63,150
Change in fair value of derivative liabilities	163,016	(156,354)
Non-cash charitable contribution	17,077	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	453,469	2,255
Prepaids and other	34,553	27,763
Due to related party	-	7,939
Increase (decrease) in
Accounts payable and accrued expenses	1,858,747	586,798
Deferred revenue	-	(400,000)
Operating lease liability	(79,049)	-
Net cash used in operating activities	(32,707)	(269,543)

Financing activities
Repayment of lease liabilities	-	(32,595)
Repayment of notes payable	(523,554)	(220,041)
Proceeds from notes payable	348,874	374,619
Repayment of loans	(413,002)	(262,342)
Repayment of loans - related party	(7,960)	-
Proceeds from sale of common stock	805,000	-
Net cash provided by (used in) financing activities	209,358	(140,359)

Net increase (decrease) in cash	176,651	(409,902)

Cash - beginning of year	45,551	455,453

Cash - end of year	$222,202	$45,551

Supplemental disclosure of cash flow information
Cash paid for interest	$136,062	$56,196
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Shares issued for common stock payable	$-	$50,000
Lease modification	$-	$178,126

The accompanying notes are an integral part of these consolidated financial statements

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 1 - Organization and Nature of Operations

Organization

The accompanying consolidated financial statements include the accounts of Sentinel Holdings Ltd. (“Sentinel Holdings”) and its majority-owned subsidiaries, United Security Specialists Inc. (“USS”) and Gladiator Solutions Inc. (“Gladiator”) (collectively the “we,” “us,” “our”,  or the “Company”). We were incorporated in the State of Nevada on January 23, 2015.

Effective April 2, 2025. the Company effectuated a name change from James Maritime Holdings, Inc. to Sentinel Holdings Ltd. The name change was conducted in order to better reflect the current business activities of the Company and provide better transparency to the markets and our shareholders. The company is currently awaiting approval from FINRA regarding this name change.

Nature of Operations

Our lines of business consist of the following:

USS

Provides professional security personnel enhanced by smartphone-based security applications.

Gladiator

Produced revenues through the distribution of personal protective products, primarily through mail-in orders to customers or via e-commerce sales generated through their website. These sales ceased after the year ended December 31, 2023.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2 - Summary of Significant Accounting Policies

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company had:

•	Net loss of $8,450,552; and
•	Net cash used in operations was $32,707

Additionally, at December 31, 2024, the Company had:

•	Accumulated deficit of $22,291,520
•	Stockholders’ deficit of $4,330,672; and
•	Working capital deficit of $4,419,731

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

DECEMBER 31, 2024 AND 2023

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $222,202 at December 31, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

Management’s strategic plans include the following:

•	Expand into new and existing markets,
•	Obtain additional debt and/or equity-based financing,
•	Collaborations with other operating businesses for strategic opportunities; and
•	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, "Consolidation".

In accordance with ASC 810-10, consolidation applies to:

•	Entities with more than 50% voting interest, unless control is not with the Company; and
•	Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation per ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Non-Controlling Interests in the consolidated financial statements.

For the year ended December 31, 2024 and December 31, 2023, the Company’s allocation to the non-controlling interest represents ownership of 87% of Gladiator Solutions, Inc.  The following table sets for the changes in non-controlling interest for the years ended December 31, 2024 and 2023:

Non-Controlling
Interest
Balance at December 31, 2022	$(29,082)
Net loss attributable to non-controlling interest	(157,114)
Balance at December 31, 2023	(186,196)
Net loss attributable to non-controlling interest	(74,959)
Balance at December 31, 2024	(261,155)

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

•	Engages in business activities from which it may earn revenues and incur expenses;
•

Has operating results that are regularly reviewed by the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, to make decisions about resource allocation and performance assessment; and

•	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a  basis, the company may report as a single segment. The Company has determined that it operates as one reportable segment, as its CODM reviews the business as a whole rather than by distinct business components.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Application of ASU 2023-07 – Segment Expense Disclosure Requirements

In October 2023, the FASB issued ASU 2023-07, which enhances segment reporting by requiring public entities to disclose significant segment expenses that are regularly reviewed by the CODM. However, under ASC 280-10-50-31, these requirements apply only to entities with multiple reportable segments. Since the Company operates as a single reportable segment, it is not required to disclose segment expenses separately.

Although ASC 280-10-50-32 allows entities to voluntarily disclose additional segment-related information, including a breakdown of expenses, the Company is not required to present individual expense categories, and has not done so, because its operations are reviewed and managed as a single segment.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the years ended December 31, 2024 and 2023 include:

•	Allowance for doubtful accounts and other receivables
•	Valuation of loss contingencies
•	Valuation of stock-based compensation
•	Estimated useful lives of property and equipment
•	Impairment of intangible assets
•	Implicit interest rate in right-of-use operating leases
•	Uncertain tax positions
•	Valuation allowance on deferred tax assets

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions, supply chain constraints, and liquidity challenges.

In accordance with ASC 275, "Risks and Uncertainties," the Company evaluates and discloses risks that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in sales and earnings include:

1.	Industry Cyclicality (ASC 275-10-50-6) – The Company's financial performance is affected by industry trends, seasonality, and shifts in market demand.
2.

Macroeconomic Conditions (ASC 275-10-50-8) – Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams.

3.

Pricing Volatility (ASC 275-10-50-4) – The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

Fair Value Hierarchy

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

•	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable.
•	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

The classification of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 valuations generally require more judgment and complexity, often involving a combination of cost, market, or income approaches, as well as assumptions about market conditions, pricing, and other factors.

Fair Value Determination and Use of External Advisors

The Company assesses the fair value of its financial instruments and, where appropriate, may engage external valuation specialists to assist in determining fair value. While management believes that recorded fair values are reasonable, they may not necessarily reflect net realizable values or future fair values.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of December 31, 2024 and 2023, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Fair Value Option Under ASC 825

ASC 825-10, Financial Instruments, permits entities to elect the fair value option for certain financial assets and liabilities. This election is made on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If elected, unrealized gains and losses are recognized in earnings at each reporting date. The Company has not elected the fair value option for any of its outstanding financial instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2024 and 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2024 and 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable (ASC 310-10-45-4).

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

•	A review of outstanding accounts,
•	Historical collection experience, and
•	Current economic conditions (ASC 310-10-35-9).

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible (ASC 310-10-35-10).

Allowance for doubtful accounts was $0 at December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the Company recorded bad debt expense of $41,939 and $0, respectively.

The following is a summary of the Company’s accounts receivable at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Accounts receivable	$224,704	$720,112
Less: allowance for doubtful accounts	-	-
Accounts receivable - net	$224,704	$720,112

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Applicability of ASC 326 (“CECL”)

The Company has assessed the applicability of ASC 326, Financial Instruments—Credit Losses (CECL), which requires an expected credit loss model for financial assets measured at amortized cost. However, ASC 326 primarily applies to financial institutions and entities with long-term financing receivables.

Since the Company’s accounts receivable are short-term trade receivables that do not meet the scope requirements of ASC 326-20-15-2, it continues to apply the incurred loss model under ASC 310 for estimating credit losses.

For the years ended December 31, 2024 and 2023, no such losses were recorded.

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, Risks and Uncertainties. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases (ASC 275-10-50-16).

Customer and Sales Concentrations

The Company’s revenue stream may be dependent on a limited number of key customers. A loss of any significant customer, a decline in demand from such customers, or a deterioration in their financial condition could negatively impact the Company’s future revenues and profitability.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Accounts Receivable Concentrations

The Company extends credit to customers based on their financial strength, payment history, and other relevant factors. A significant concentration of accounts receivable from a limited number of customers could expose the Company to credit risk and potential collection issues. The Company regularly evaluates the creditworthiness of its customers and may require advance payments, letters of credit, or other credit enhancements to mitigate risks.

The Company has the following concentrations related to its accounts receivable greater than 10% of their respective totals:

	Years Ended December 31,	Year Ended December 31,
Customer	2024	2023
A	56.97%	27.94%
B	0.00%	30.85%
C	18.99%	0.00%
D	11.28%	0.00%
Total	87.23%	58.79%

The company has the following concentrations related to its sales greater than 10% of their respective totals:

	Years Ended December 31,
Customer	2024	2023
A	37.13%	21.42%
B	6.85%	25.45%
C	9.42%	0.00%
Total	53.40%	46.86%

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

•	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.
•	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.

The Company continuously monitors these risks and adjusts its business strategies to reduce its exposure to customer, credit, and supplier risks, ensuring financial stability and operational continuity.

Impairment of Long-lived Assets

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

For the years ended December 31, 2024 and 2023, the Company recorded impairment losses of $2,088,274 and $911,467, respectively.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

There were no impairment losses for the years ended December 31, 2024 and 2023, respectively.

Derivative Liabilities

The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.

Accounting for Derivative Liabilities

Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement (ASC 815-40-35-4). The Company uses a binomial pricing model to determine the fair value of these instruments.

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option (e.g., convertible debt or warrants) is converted into shares of common stock or repaid, the Company:

•	Records the newly issued shares at fair value;
•	Derecognizes all related debt, derivative liabilities, and unamortized debt discounts; and
•	Recognizes a gain or loss on debt extinguishment, if applicable (ASC 470-50-40-2).

For equity-based derivative liabilities (e.g., warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital (ASC 815-40-35-9).

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings (ASC 815-40-35-8).

Derivative Liability Balances

As of December 31, 2024 and 2023, the Company’s derivative liabilities were $338,061 and $175,045, respectively.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts (OID) and other debt discounts in accordance with FASB ASC 835-30, Interest—Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar (ASC 835-30-35-2).

Original Issue Discounts (OID)

For certain notes issued, the Company may provide the debt holder with an original issue discount (OID), which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the Consolidated Statements of Operations.

Stock and Other Equity Issued with Debt

The Company may issue common stock or other equity instruments in connection with debt issuance. When stock is issued, it is recorded at fair value and treated as a debt discount, reducing the carrying amount of the note. These discounts are amortized to interest expense over the life of the debt (ASC 470-20-25-2).

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The combined debt discounts, including OID and stock-related discounts, cannot exceed the face amount of the debt (ASU 2020-06).

Debt Issuance Costs

Debt issuance costs, including fees paid to lenders or third parties, are capitalized as a debt discount and amortized to interest expense over the life of the debt in accordance with ASC 835-30-45-1. These costs are presented as a direct deduction from the carrying amount of the debt liability rather than as a separate asset (ASC 835-30-45-3).

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use (ROU) assets and lease liabilities in accordance with FASB ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate (ASC 842-20-30-1).

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the consolidated balance sheet.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Short-Term Leases

The Company has elected the short-term lease exemption allowed under ASC 842-20-25-2, whereby leases with a term of 12 months or less are not recorded on the balance sheet. Instead, lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised, as required by ASC 842-10-30-1. Factors considered include:

•	The useful life of leasehold improvements relative to the lease term,
•	The economic performance of the business at the leased location,
•	The comparative cost of renewal rates versus market rates, and
•	The presence of any significant economic penalties for non-renewal (ASC 842-10-55-26).

If a renewal option is deemed reasonably certain to be exercised, the ROU asset and lease liability reflect those additional future lease payments. The Company's operating leases contain renewal options with no residual value guarantees.  Currently, management does not expect to exercise any renewal options, which are therefore excluded in the measurement of lease obligations.

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment (ASC 842-20-30-3).

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the years ended December 31, 2024, and 2023. See Note 9.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

USS

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

Our typical services contract for the guard business is for one month at the start of the engagement of services and then goes month-to-month thereafter.   Revenues are net 30 after the services are provided for any 30-day period.   We often times use a factoring bank on receivables due to the requirement that we front the guard expenses for the initial 30 days.  There is no required revenue recognition after the completion of the initial 30-day contract.

Gladiator

Net revenues from Gladiator primarily consisted of sales of personal protective products, including armor, plates, helmets, shields, and accessories shipped directly to customers. All revenue transactions for Gladiator comprise a single performance obligation, which consists of the sale of products to customers either through wholesale, intermediary, or direct-to-consumer channels. The company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In all of the Companies revenue channels, transfer of control takes place at the point of sale upon shipment to customer.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2024 and 2023:

	Years Ended December 31, 2024
	2024		2023
	Revenue	% of Revenues	Revenue	% of Revenues

Personal security services	$4,605,338	100.00%	$8,386,607	95.08%
Personal protective products	-	0.00%	433,741	4.92%
Total Sales	$4,605,338	100.00%	$8,820,348	100.00%

Cost of Goods Sold

Cost of sales is recognized in the same period as the related revenue in accordance with FASB ASC 705, Cost of Sales and Services. The Company regularly evaluates its cost structure to ensure efficient operational cost management.

Cost of sales primarily include automobile costs and wages/benefits paid to our employees.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse (ASC 740-10-30-8).

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The effect of a change in tax rates on deferred tax balances is recognized as income or expense in the period that includes the enactment date (ASC 740-10-45-4).

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740-10-25, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of December 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2024 and 2023, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. Under ASC 740-10-30-5, a valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence (ASC 740-10-30-16).

Factors Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

•	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)
•	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions
•	Statutory carryforward periods for net operating losses and other deferred tax assets
•	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets
•	Nature and predictability of temporary differences and the timing of their reversal
•	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, ASC 740-10-30-23 states that a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

At December 31, 2024 and 2023, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Advertising Costs

Advertising costs are expensed as incurred, in accordance with ASC 720-35, "Advertising Costs." These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the  statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral under ASC 720-35-25-1.

The Company recognized $43,275 and $108,231 in marketing and advertising costs during the year ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation," using the fair value-based method. Under this guidance, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period.

ASC 718 establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions where an entity incurs liabilities based on the fair value of its equity instruments or liabilities that may be settled using equity instruments.

In compliance with ASU 2018-07, the Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period in accordance with ASC 718.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company determines the fair value of stock options using the Black-Scholes option pricing model, considering the following key assumptions:

•	Exercise price – The agreed-upon price at which the option can be exercised.
•	Expected dividends – The anticipated dividend yield over the expected life of the option.
•	Expected volatility – Based on historical stock price fluctuations.
•	Risk-free interest rate – Derived from U.S. Treasury securities with similar maturities.
•	Expected life of the option – Estimated based on historical exercise patterns and contractual terms.

Additionally, the Company follows the guidance under ASU 2016-09, which introduced amendments to simplify certain accounting aspects of share-based compensation, including:

•	The treatment of tax benefits and tax deficiencies in income tax reporting.
•	The option to recognize forfeitures as they occur rather than estimating them upfront.
•	Cash flow classification for certain tax-related transactions.

The Company continues to evaluate and apply the latest Accounting Standards Updates (ASUs) and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

Stock Warrants

In connection with certain financing transactions (debt or equity), consulting arrangements, or strategic partnerships, the Company may issue warrants to purchase shares of its common stock. These standalone warrants are not puttable or mandatorily redeemable by the holder and are classified as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model, consistent with the guidance in ASC 718-10-30. However, if warrants meet the definition of derivative liabilities under ASC 815, “Derivatives and Hedging,” fair value is determined using a binomial pricing model or other appropriate valuation techniques, as required by ASC 815-40-15.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Accounting Treatment of Warrants

•	Warrants issued in conjunction with common stock issuance are initially recorded at fair value as a reduction in Additional Paid-In Capital (APIC), in accordance with ASC 815-40-25.
•	Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists, as per ASC 718-10-25.
•	Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings, following ASC 815-40-35.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, "Earnings Per Share." The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

•	Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.
•	Losses are not allocated to participating securities in accordance with ASC 260-10-45-61.
•

The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported, as required by ASC 260-10-45-45.

•	Diluted EPS is computed by taking the sum of:

○	Net earnings available to common shareholders
○	Dividends on preferred shares
○	Dividends on dilutive mandatorily redeemable convertible preferred shares
○	Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:

■	Stock options
■	Warrants
■	Convertible preferred stock
■	Convertible debt

•

Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method, per ASC 260-10-45-62.

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator, as required by ASC 260-10-45-48.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

•	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
•	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following potentially dilutive equity securities outstanding as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Warrants	2,270,000	1,000,000

Warrants included as commons stock equivalents represent those that are fully vested and exercisable.

Based on the potential common stock equivalents noted above at December 31, 2024, the Company has sufficient authorized shares of common stock (90,000,000) to settle any potential exercises of common stock equivalents.

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

Shareholder receivables represent amounts due from shareholders. If the shareholder does not fund the receivable prior to the balance sheet date, the Company records a receivable that is reclassified as a contra account to stockholder’s deficit on the balance sheet. At December 31, 2024, $100,000 was due from shareholders, this amount was received in July 2024.

Related Parties

The Company defines related parties in accordance with ASC 850, "Related Party Disclosures," and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Related parties include, but are not limited to:

•	Principal owners of the Company.
•	Members of management (including directors, executive officers, and key employees).
•	Immediate family members of principal owners and members of management.
•	Entities affiliated with principal owners or management through direct or indirect ownership.
•	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

•	The nature of the relationship between the parties.
•	A description of the transaction(s), including terms and amounts involved.
•	Any amounts due to or from related parties as of the reporting date.
•	Any other elements necessary for a clear understanding of the transactions' effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

During 2024, the Company determined that the balance of $7,400, which was due from a former member of Gladiator management, was uncollectible.  The Company has recorded this as bad debt expense – related party, which is a component of general and administrative expenses in the accompanying consolidated statements of operations.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

•	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, "Receivables."
•	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
•

Updates the accounting guidance under ASC 326, "Financial Instruments – Credit Losses," to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

•	Requiring enhanced disclosures of significant segment expenses.
•	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

•	Standardizing and disaggregating rate reconciliation categories.
•	Requiring disclosure of income taxes paid by jurisdiction.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures and reporting requirements.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Other Recent Updates

Various other ASUs have been issued that primarily contain technical corrections or industry-specific guidance. These updates are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023	Estimated Useful Lives (Years)

Furniture and fixtures	$37,271	$16,062	7
Vehicles	171,901	195,321	5
	209,172	211,383
Accumulated depreciation	(104,172)	(52,241)
Total property and equipment - net	$105,000	$159,142

Depreciation and amortization expense for the year ended December 31, 2024 and 2023 was $37,065 and $52,241, respectively.

During the year ended December 31, 2024, the Company donated several vehicles to charitable organizations with a fair value of $17,077.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	December 31, 2024	December 31, 2023

Customer relationships	$2,420,014	$2,420,014
Supplier relationship	700,207	700,207
Employee expertise	1,719,807	1,719,807
Software development costs	99,609	99,609
	4,939,637	4,939,637
Less: accumulated depreciation	(2,851,363)	(1,659,465)
Less: impairment loss	(2,088,274)	(1,191,898)
Total property and equipment - net	$-	$2,088,274

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

During the years ended December 31, 2024 and 2023, the Company recognized an impairment loss of $2,088,274 and $911,467, respectively, on assets acquired as part of the prior business combination with Gladiator.

As of December 31, 2023, management had not anticipated the significant decline in Gladiator’s future sales and, as a result, recorded only a partial impairment.

In 2024, the loss of key customers led to a significant decline in sales relative to 2023, resulting in revenue projections that could not support the current valuation of the intangible assets. In accordance with ASC 360—“Impairment or Disposal of Long-Lived Assets”—which requires that an impairment loss be recognized when an asset’s carrying amount exceeds its estimated fair value, management determined that the intangible assets used by USS were no longer expected to generate future economic benefits. Consequently, a full impairment loss equal to the carrying amount of these assets was recorded, reducing their balance to $0.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Accounts payable and accrued liabilities	$827,025	$1,105,695
Payroll tax liabilities	1,729,120	-
Accrued interest payable	972,510	564,213
Accounts payable and accrued liabilities	$3,528,655	$1,669,908

As of December 31, 2024, the Company has accrued payroll and related payroll tax liabilities totaling $2,030,627. This amount includes $1,729,780 of payments made that were remitted on a timely basis to the appropriate taxing authorities during fiscal 2024, but subsequently refunded in error during the current year.

In March 2025, the Company became aware of this error. In response, management has initiated a review of its payroll tax processes and is engaging external advisors to help address the non-compliance and communicate with the relevant tax authorities. The Company anticipates reaching an agreement on a repayment plan.

Because of this non-compliance, the Company may incur penalties and interest, which at this time, we are unable to estimate.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 6 – Debt

The following represents a summary of the Company’s debt (third party debt for notes payable and loan payables (including those owed on vehicles), including key terms, and outstanding balances at December 31, 2024 and December 31, 2023, respectively.

Notes Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  December 31, 2024 and December 31, 2023:

		December 31, 2024	December 31, 2023
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	148,946
Padilla	(c)	-	58,256
Clearview	(d)	139,971	316,363
Total		411,890	646,538
Notes payable - current		411,890	536,251
Notes payable - long-term		$-	$110,287

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

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(a)

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). For the year ended December 31, 2023, Gladiator paid $18,018 in interest expense related to this note. The Company accrued interest payable of $67,759 and $29,514, respectively, on this note as of December 31, 2024 and December 31, 2023.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by Sentinel Holdings Ltd, for an adjusted fair value of $182,773. As of December 31, 2024 and December 31, 2023, the note had an outstanding principal of $148,946, respectively.

(c)

On October 6, 2023, USS entered into a promissory note agreement with Ashley Padilla for $100,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $58,256. As of December 31, 2024, the loan was repaid in full.

(d)

On August 4, 2023, USS entered into a promissory note agreement with Clearview Funding Solutions for $400,000, which matured in February 2024. An origination and finance fee of $180,000 are included in the principal and discounted against the note over the term. As of December 31, 2023, the note had an outstanding balance of $316,363. The note was satisfied in full during the year ended December 31, 2024.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(d)

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of December 31, 2024, the note had an outstanding balance of $139,971.

(e)

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%.  The note was satisfied in full during the year ended December 31, 2024.

Loans Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  December 31, 2024 and 2023:

		December 31, 2024	December 31, 2023
Quattro Capital	(a)	$250,000	$250,000
Merchant cash advances	(b)	24,000	36,000
Vehicle loans	(c)	33,958	76,309
Bayview Funding	(d)	94,881	398,533
SBA Loan	(e)	67,800	67,800
Padilla	(f)	75,001	-
Total		545,640	828,642
Loans payable - current		(477,840)	(760,842)
Loans payable - long-term		$67,800	$67,800

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $889,625 as of December 31, 2024.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of December 31, 2024 and December 31, 2023, $24,000 and $36,000 remains outstanding, respectively.

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

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. At December 31, 2024 and December 31, 2023, the total amount outstanding is $33,958 and $76,309, respectively, with 5 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $392 to $1,075, with an aggregate monthly payment of $3,211. All loans have a term between 1 and 6 years.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(d)

On April 13, 2023, USS entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Bay View Funding (the “Purchaser”). The Factoring Agreement allows the Company to access up to $1 million on maximum credit. The upfront purchase price for factored accounts is up to 90% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds will be used to fund general working capital needs. The Company will pay fees, including a facility fee (0.50% of the maximum credit) and a factoring fee (0.85% of gross face value of purchased receivables for every fifteen-day period from the  date the receivable is purchased until paid in full).  The monthly minimum fee is 0.50% of the maximum credit.  The Purchaser can require repurchase of uncollectable or ineligible accounts.   In addition, a reserve is established based on the collections received on any account and maintained by the purchaser.

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

As of December 31, 2024 and December 31, 2023, the principal balance was $94,881 and $398,533, respectively, and a reserve balance  maintained by the for $8,171 as of December 31, 2024.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of December 31, 2024 and December 31, 2023 is $9,920 and $7,204, respectively.

(f)

In April 2024, USS entered into a promissory note agreement with Ashley Padilla for $130,000, which matures on April 5, 2024. An origination and guarantee fee of $30,000 are included in the principal which was charged and discounted against the note over the term. As of December 31, 2024, the note had an outstanding balance of $75,001 and accrued interest of $13,250. The note balance including interest was paid in full in March 2025.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of December 31, 2024 and December 31, 2023, the Company accrued $2,693 and $1,105, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading day period ending on the conversion date per share. As of December 31, 2024 and December 31, 2023, the Company accrued $7,805 and $2,765, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

As of December 31, 2024, these notes have not been converted and are in default.

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

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

During the years ended December 31, 2024 and 2023, respectively, the Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option liabilities on both the commitment date and the remeasurement date with the following inputs:

	December 31, 2024	December 31, 2023
Expected term (years)	1.00	1.00
Expected volatility	62%	41%
Expected dividends	0.00%	0.00%
Risk free interest rate	5.09%	4.79%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at December 31, 2024 and December 31, 2023:

Derivative liabilities - December 31, 2022	$331,399
Fair value mark to market adjustment	(156,354)
Derivative liabilities - December 31, 2023	175,045
Fair value mark to market adjustment	163,016
Derivative liabilities - December 31, 2024	$338,061

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the years ended December 31, 2024 and 2023, the Company recorded a change in fair of derivative liabilities – (losses)/gains of $(163,016) and $156,354 respectively.

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

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

For the years ended December 31, 2024 and 2023, the Company recorded a derivative expense of $0 and $0, respectively.

Note 8 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	$-	$-	$338,061	$338,061
Total	$-	$-	$338,061	$338,061

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$175,045	$175,045
Total	$-	$-	$175,045	$175,045

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 9 – Commitments and Contingencies

Operating Leases

The Company accounts for leases in accordance with ASC 842: Leases, which requires lessees to apply the right-of-use (ROU) model by recognizing a right-of-use asset and a lease liability for all leases with terms exceeding 12 months. Lease classification determines the pattern of expense recognition in the consolidated statement of operations:

•	Operating leases: Recognized on a straight-line basis as lease expense over the lease term.
•	Finance leases: Recognized with amortization of the ROU asset and interest expense on the lease liability.

Lessors classify leases as sales-type, direct financing, or operating leases based on whether they transfer risks, rewards, and control of the asset (ASC 842-10-25-2):

•	If all risks, rewards, and control transfer, the lease is treated as a sale (sales-type lease).
•	If risks and rewards transfer but control does not, the lease is classified as financing.
•	If neither risks, rewards, nor control transfer, it is classified as an operating lease.

Lease Recognition and Measurement

The Company evaluates whether an arrangement contains a lease at inception and recognizes the lease in the financial statements upon lease commencement (the date the underlying asset is available for use). ROU assets represent the Company’s right to use an asset over the lease term, while lease liabilities reflect the present value of future lease payments.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

At lease commencement:

•	ROU assets and lease liabilities are initially measured at the present value of lease payments.
•	The Company primarily uses its incremental borrowing rate (IBR) to determine the present value of lease payments, except when an implicit rate is readily determinable (ASC 842-20-30-3).
•	The IBR is based on market data, adjusted for credit risk and lease term.

Practical Expedients and Lease Components

The Company applies certain practical expedients to simplify lease accounting:

•	Lease and non-lease components are combined for classification and measurement, except for direct sales-type leases and production equipment embedded in supply agreements (ASC 842-10-15-37).
•	Short-term leases (12 months or less, without purchase or renewal options) are not recorded on the balance sheet (ASC 842-20-25-2).

Lease Term and Expense Recognition

•	Lease liabilities include options to extend or terminate when reasonably certain of exercise (ASC 842-10-55-26).
•	Operating lease expense is recognized on a straight-line basis over the lease term and reported under general and administrative expenses.
•	Variable lease payments based on an index/rate are initially measured using the rate at lease commencement, with differences expensed as incurred (ASC 842-10-30-5).

Company Lease Commitments

As of December 31, 2024 and 2023, the Company had no finance leases under ASC 842.

The Company leases its headquarters office. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations, (the “Saratoga lease”). The Saratoga lease is for a 48.5-month term, with an original expiration date of July 31, 2024, and an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

As of March 31, 2023, the Company was in default for the Saratoga Lease due to non-payment. Subsequent to March 31, 2023, the Company terminated the Saratoga Lease and entered into a settlement agreement with the landlord.

On January 30, 2023, the Company entered a new lease for its headquarters office, (the “Suite 200 Lease”) for a 60-month lease with an expiration date of January 31, 2028 with an initial monthly payment of $7,943.

The tables below present information regarding the Company's operating lease assets and liabilities at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$259,666	$168,339

Liabilities

Operating lease liability	$291,169	$183,353

Weighted-average remaining lease term (years)	3.08	1.58

Weighted-average discount rate	8.00%	8.00%

The components of lease expense were as follows:

	December 31, 2024	December 31, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$84,216	$42,108
Lease liability expense in connection with obligation repayment	26,438	$14,833
Total operating lease costs	$110,654	$56,941

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$97,934	$47,896
Right-of-use asset obtained in exchange for new operating lease liability	$-	$421,080

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2025	$103,661
2026	107,020
2027	110,228
2028	9,208
Total undiscounted cash flows	330,117
Less: amount representing interest	(38,948)
Present value of operating lease liability	291,169
Less: current portion of operating lease liability	83,362
Long-term operating lease liability	$207,807

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of December 31, 2024 and 2023, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure, except for the following:

Gladiator

Historically, the Gladiator brand has been an important part of the Company and an area of focus for future growth and development.  Unfortunately, because the Company has been seeking damages from the prior management of Gladiator, the future of the brand has been uncertain.  While the Company is confident that it will prevail in litigation, management remains hesitant to invest additional resources in developing the brand before the outcome of the litigation has been adjudicated.  Accordingly, brand development efforts remain in a holding pattern, but management intends to reinvest and relaunch the brand once they have clarity about its future.  We continue to believe that the strength of the brand is an asset to the Company based on the reputation and recognition that it commands in the market.  The operations, while significantly pared back, are active but Gladiators future operations are uncertain.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 10 – Stockholders’ Deficit

At December 31, 2024 and December 31, 2023, respectively, the Company had three (3) classes of stock:

Preferred Stock

-	10,000,000 shares authorized
-	Par value - $0.001
-	Voting – none
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights - none

Preferred Stock – Series A

-	2,000,000 shares designated
-	400,000 issued and outstanding at December 31, 2024 and 2023, respectively.
-	Par value - $0.001
-	Voting – 30 votes per share
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights - none

Preferred Stock – Series B

-	1,000,000 shares authorized
-	50,000 and 0 issued and outstanding at December 31, 2024 and 2023, respectively.
-	Par value - $0.001
-	Voting – 10 votes per share
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights – 50:1 into common

Common Stock

-	90,000,000 shares authorized
-	9,371,429 and 9,064,129 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively
-	Par value - $0.001
-	Voting - 1 vote per share

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Equity Transactions for the Year Ended December 31, 2024

Stock and Warrants Issued for Cash

On December 9, 2024, the Company issued 50,000 shares of common stock at $1/share for gross proceeds of $50,000.

On November 4, 2024, the Company issued 250,000 units consisting of one share of common stock and a warrant to purchase two shares of stock. The units were sold at $1/unit for gross proceeds of $250,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

On October 30, 2024, the Company issued 20,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $20,000. The warrants are exercisable immediately at $3.50/share and expire on October 30, 2026.

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

DECEMBER 31, 2024 AND 2023

On June 18, 2024, the Company issued 75,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $75,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2025.

Stock Issued for Services – Related Party

The Company’s Class B, Preferred Stock is not traded in an observable public market and there were no other third-party cash offerings to establish a fair value for these preferred shares.  However, in accordance with ASC 470 “Debt”, under its parity value (as-converted value), this represented the best evidence of fair value on the acquisition date as these preferred shares convert on a 50 for 1 basis (see above) into common stock.

On September 6, 2024, the Company issued 50,000 shares of Class B preferred stock, having a fair value of $2,500,000 ($1/share) as a consulting fee to its majority shareholder, based upon the most recent third-party cash offering price for common stock, which represents the  best value of fair value.

The Company determined the valuation of this transaction as follows:

Quantity of Series B, preferred stock issued majority shareholder	50,000
Conversion ratio of Series B, preferred stock into common stock	50
Equivalent Series A, common shares	2,500,000
Cash offering price for common shares	$1.00
Value of Series A, preferred stock issued	$2,500,000

Stock Issuance and Related Cancellation – Gladiator Stock Purchase

Pursuant to the terms of the Gladiator Stock Purchase Agreement dated December 19, 2021, JMTM acquired 87% of the issued and outstanding stock for 866,667 JMTM common shares, with an “Earnout / Share Adjustment” clause offering additional shares for reaching certain revenue and earning benchmarks and a claw-back of the original shares for low performance.   Accordingly, due to a lack of performance the Company caused 368,967 shares to be returned and cancelled during the 1st quarter ended March 31, 2024. We recorded a debit to common stock and credit to additional paid-in capital at par value $0.001 for $498. The Company applied by analogy the guidance in ASC 505-30 – Treasury Stock under the par value method.  The shares were not repurchased, rather in this transaction they were immediately cancelled pursuant to the terms of the agreement, and deemed to have been retired.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrants Issued for Services

On April 8, 2024, the Company issued 550,000, fully vested two-year (2) warrants for services rendered, having a fair value of $1,138,500.  These warrants had an exercise price of $3.50/share.

Warrant Valuation Assumptions – 2024 Grants

The fair value of all warrants granted during the year ended December 31, 2024 were determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	2.73
Expected volatility	52%
Expected dividends	0.00%
Risk free interest rate	4.60%

Equity Transactions for the Year Ended December 31, 2023

On December 23, 2022, the Company received $50,000 as consideration for the issuance of 50,000 common shares of common stock to an officer. These shares were not issued until after year-end, resulting in a liability rather than equity transaction as of the year ended December 31, 2022. During the year ended December 31, 2023, these shares were issued and included in the Company’s consolidated statement of stockholders’ deficit.

On April 20, 2023, the Company issued 10,000 shares of common stock for professional services received, having a fair value of $63,150 ($6.315/share) based upon the quoted closing trading price.

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrants

Warrant activity for the years ended December 31, 2024, and the year ended December 31, 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	1,000,000	$3.50	2.57	$-
Vested and Exercisable - December 31, 2022	1,000,000	$3.50	2.57	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Vested and Exercisable - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Granted	1,270,000	$3.50
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300
Vested and Exercisable - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 11 – Income Taxes

The Components of the deferred tax assets and liabilities at December 31, 2024 and 2023 were approximately as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Assets
Bad debt	$12,000	$-
Amortization of ROU lease	24,000	-
Amortization of debt discount	433,000	433,000
Share based payments	1,018,000	18,000
Impairment expense	584,000	-
Change in fair value of derivative liabilities	46,000	(44,000)
Other	-	(304,000)
Net operating loss carryforwards	2,537,000	2,186,000
Total deferred tax assets	4,654,000	2,289,000
Less: valuation allowance	(4,654,000)	(2,289,000)
Net deferred tax asset recorded	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2024 and 2023 was approximately as follows:

	December 31, 2024	December 31, 2023
Current	$-	$-
Deferred	(2,356,000)	(1,340,000)
Total income tax provision (benefit)	(2,356,000)	(1,340,000)
Less: valuation allowance	2,356,000	1,340,000
	$-	$-

SENTINEL HOLDINGS, INC. AND SUBSIDIARIES

(f/k/a JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

A reconciliation of the provision for income taxes for the years ended December 31, 2024 and 2023 as compared to statutory rates was approximately as follows:

	December 31, 2024	December 31, 2023
Federal income tax benefit - 19.94%	$(1,618,000)	$(1,340,000)
State income tax - 8.84%	(747,000)	-
Subtotal	(2,365,000)	(1,340,000)
Change in valuation allowance	2,365,000	1,340,000
Income tax benefit	$-	$-

Federal net operating loss carry forwards at December 31, 2024 and 2023 were approximately as follows:

December 31, 2024	December 31, 2023

$9,071,000	$6,648,000

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of December 31, 2024.

As of December 31, 2024, the Company had federal net operating loss carryforwards.  The federal net operating losses carry forward indefinitely and accordingly have been reserved.

During the year ended December 31, 2024, the valuation allowance increased by approximately $2,365,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. As of December 31, 2024, all federal NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely.

The Company follows the provisions of ASC 740, which requires the computations of current and deferred income tax assets and liabilities only consider tax positions that are more likely than not (defined as greater than 50% chance) to be sustained if the taxing authorities examined the positions. There are no significant differences between the tax provisions represented in the accompanying financial statements and that reported in the Company's income tax returns.

The Company files corporate income tax returns in the United States and California. Due to the Company's net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2024 and 2023, respectively, there are no unrecognized tax benefits, and there were no accruals for interest related to unrecognized tax benefits or tax penalties.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a ,et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because we are a small company with a limited number of employees, there is an inherent issue of segregation of duties as experienced by all small companies. Our outside financial consultants assist us with our bookkeeping and regulatory reporting requirements, though we supervise all outside consultants work.

Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Material weakness identified:

•

The Company recognizes that due to its limited number of personnel, there are inherent challenges in achieving complete segregation of duties within the financial reporting process. Management continues to evaluate opportunities to enhance internal controls to mitigate these challenges.

•

The Company's internal control processes did not identify certain journal entries, which were subsequently brought to management’s attention by the external auditor. All proposed adjustments were recorded. Management is reviewing its processes to strengthen controls and ensure greater accuracy moving forward.

•

The Company acknowledges that its accounting team would benefit from additional technical expertise with respect to certain US GAAP matters. Management is exploring options to address these technical requirements, including external support..

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2024 assessment of the effectiveness of our internal control over financial reporting by improving our segregation of duties and level of supervision.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the registrant's internal control over financial reporting through the date of this report or during the quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Independent Registered Accountant's Internal Control Attestation.

This report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this report.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following table contains information as of December 31, 2024 as to each Officer and Director of the Company:

Name	Age	Position
Kip Eardley	65	Principal Executive Officer, President and Director

Ray Sheets	59	Principal Financial Officer, Secretary, Treasurer

Brett Bertolami	56	Director

Dean Polizzotto	56	Director

Kip Eardley, President, 65, Chairman of the Board

Mr. Eardley is the CEO and president of Capital Advisors, LLC, which has specialized in corporate finance and restructuring and as a business development consultant since 1989. He has more than 30 years of experience implementing his management and business development skills to facilitate business growth internally and through acquisitions as an owner, principle, or advisor of more than 75 private and publicly traded companies.  Capital Advisors has had a primary focus of assisting companies with business development and corporate finance for private and public corporations.  Since 2011 Mr. Eardley has directed his interests and efforts into the corporate security, real estate development and the energy spaces.  Mr. Eardley currently serves as the Principal Executive Officer, President and Director of Sentinel Holdings Ltd.

Raymond Sheets, 59, CFO, Secretary and Treasurer

Mr. Sheets has a Bachelor of Science in Business Administration majoring in accounting with a minor in finance, marketing and economics.  He then obtained his CPA certification while working for a small accounting firm specializing in government audits and small business and individual taxes. While working he attended night school at Cleveland Marshal College of Law where he obtained a Law Degree. While attending Law School Raymond opened his own accounting firm specializing in small business taxes and consulting which is still operating today. While in Law School Raymond became a serial entrepreneur leading to multiple business ownership. Raymond purchased or co-founded multiple business maintaining hands on management in multiple ventures with more than 500 individuals.  Mr. Sheets currently serves as the Principal Financial Officer, CFO, Secretary, Treasurer of Sentinel Holdings Ltd

Dean A. Polizzotto, 56, Director

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

Mr. Polizzotto completed a SJD (Doctor of Juridical Science) and LLM Degree in Chinese Law from the University of Hong Kong where he Studied all aspects of Chinese law, government, politics, including Chinese and international financial markets, international trade, Chinese bankruptcy law, current trends in international finance, Chinese trade law, the WTO framework and China’s reform as part of its WTO commitments and completed Juris Doctorate from the Chapman University College of Law.  Dean Polizzotto currently serves as a Director of Sentinel Holdings Ltd

Brett Bertolami, 56, Director

Mr. Bertolami has a degree in Economics and Psychology from UNC Charlotte and has used his education to benefit his career which has been primarily in the automotive industry and investing. Brett served in all aspects of the new and used automotive industry, from mechanic to manager of retail and fleet sales, as well as general manager and owner of a successful Ford dealership in Charlotte. For the past 10 years Mr. Bertolami has served as an advisor to, and director of, various private and public corporations and funded and managed the construction of residential projects. Brett is also an active investor in the stock market and emerging growth companies. Mr. Bertolami currently serves as a Director of Sentinel Holdings Ltd.

Appointment of Officers; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our board of directors currently consists of three members: Messrs. Eardley, Polizzotto and Bertolami. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our articles of incorporation and bylaws provide that the authorized number of directors shall be not less than one or more than seven persons. Within such limits, the number of directors shall be determined by resolution of the board of directors. Our bylaws also provide that any vacancy on our board of directors, including a vacancy resulting from an expansion of our board of directors, may be filled by vote of a majority of our directors then in office, although less than a quorum or by a sole remaining director.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Board Committees

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

The Company is evaluating expansion of its current Board of Directors, including the addition of an independent board member with sufficient accounting and financial experience to chair an audit committee, as well as creating charters for its contemplated audit committee and compensation committee. Our board of directors expects to establish standing committees in connection with the discharge of its responsibilities.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Following this offering, a copy of the code will be made available on the investor relations section of our website, which is located at 9160 South 300 West #101, Sandy, Utah, 84070. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Board Diversity

Upon formation of our nominating and corporate governance committee they will be responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, may consider many factors, including but not limited to the following:

•	personal and professional integrity;
•	ethics and values;
•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•	professional and academic experience relevant to our industries;
•	experience as a board member of another publicly held company;
•	strength of leadership skills;

•	experience in finance and accounting and/or executive compensation practices;
•	ability to devote the time required for preparation, participation and attendance at board of directors’ meetings and committee meetings, if applicable;
•	background, gender, age and ethnicity;
•	conflicts of interest; and
•	ability to make mature business judgments.

Non-Employee Director Compensation

Our non-employee director, Brett Bertolami received an annual cash retainer of $10,000.

Our non-employee directors will continue to receive an annual cash retainer of $10,000. In addition, we will reimburse all of our directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

Environmental, Social and Governance

We believe that how we manage our impact on the environment and climate change; how we manage our relationships with employees, suppliers, customers and the communities where we operate; and the accountability of our leadership to our stockholders are critically important to our business. We are especially committed to supporting our employees and fostering a culture of diversity and inclusion that makes our employees feel safe, empowered and engaged.

After completion of this offering, we will be engaging resources to focus on a broader Environmental, Social and Governance (ESG) program across our business. We are targeting to complete an ESG assessment by the end of the year. This assessment will help us prioritize our ESG strategies going forward.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our current executive officers, Kip Eardley, our President, CEO, and Ray Sheets, our Chief Financial Officer, Secretary and Treasurer. We refer to these individuals as our “named executive officers.”

Compensation Philosophy

Following the closing of this offering, we expect that our compensation program for our executive officers will consist of the following components:

•	base salary;

•	cash bonuses; and

•	equity-based incentive awards.

Base Salary

Base salary is an important component of executive compensation because it provides executives with an assured level of income, assists us in attracting executives and recognizes different levels of responsibility and authority among executives. The determination of base salaries is based upon the executive’s qualifications and experience, scope of responsibility and potential to achieve the goals and objectives established for the executive. Additionally, contractual provisions in executive employment agreements, past performance, internal pay equity and comparison to competitive salary practices are also considered.

Cash Bonus Plan

To date, there is no formal cash bonus plan for any of our named executive officers.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2024, and December 31, 2023, compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Kip Eardley	2023	$-	$-	$	***	$-	$-
(President, CEO)	2024	$113,926	$-		$-	$-	$113,926

Ray Sheets	2023	$80,000	$-	$	***	$-	$80,000
(CFO, Treasurer, Secretary)	2024	$-	$-	$	***	$-	$-

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

Executive Employment

On April 25, 2024, we memorialized our at-will employment agreements with each of Messrs. Eardley and Sheets.

The employment agreements currently do not provide for a minimum annual base salary for Mr. Eardley or for Mr. Sheets. The employment agreements do not provide for any target bonuses for Mr. Eardley or for Mr. Sheets. The employment agreements do not require us to compensate the executives or provide them with benefits if their employment is terminated.

Messrs. Eardley and Sheets or the Company may terminate their employment agreement for any reason, with or without notice at any time.

Equity Awards

Compensation of Directors

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
Kip Eardley	2023	$-	$-	$	***	$-	$-
(Director)	2024	$113,926	$-	$	***	$-	$113,926

Ray Sheets	2023	$80,000	$-	$	***	$-	$80,000
(Director)	2024	$64,231	$-	$	***	$-	$64,231

Dean Polizzotto	2023	$-	$-	$	***	$-	$-
(Director)	2024	$-	$-	$	***	$-	$-

Brett Bertolami	2023	$-	$-	$	***	$-	$-
(Director)	2024	$10,000	$-	$	***	$-	$10,000

Narrative Disclosure to Summary Compensation

***Kip Eardley - Effective July 2021, the Company issued 250,000 common shares as compensation for services to Kip Eardley, the Company’s President and Director. The term of the employment agreement runs through December 2024.  These shares were fully earned and paid to Mr. Eardley in 2021, however this equity award was intended to cover all of Mr. Eardley’s services to the Company through the year 2023.  Mr. Eardley has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

***Ray Sheets - Effective July 2021, the Company issued 250,000 common shares of the Company to Ray Sheets, the Company’s Treasurer, Secretary and CFO. The term of the employment agreement runs through December 2024.  These shares were fully earned and paid to Mr. Sheetz in 2021, however this equity award was intended to cover all of Mr. Sheet’s services to the Company through the year 2024.  In June of 2023 Mr. Sheets entered into an employment agreement with the Company’s wholly owned subsidiary as its CFO on a full-time basis by the Company’s main operating subsidiary, United Security Services.  Mr. Sheets has also entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

***Dean Polizzotto - Effective July, the Company issued 250,000 common shares of the Company to Dean Polizzotto, the Company’s Director. The term of the employment agreement runs through December 2024.  These shares were fully earned and paid to Mr. Polizzotto  in 2021, however this equity award was intended to cover all of Mr. Polizzotto’s services to the Company through the year 2024.  Mr. Polizzotto has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

***Brett Bertolami - Effective July 2021, the Company issued 250,000 common shares of the Company to Bret Bertolami, the Company’s Director. The term of the employment agreement runs through December 2024.  These shares were fully earned and paid to Mr. Bertolami in 2021, however this equity award was intended to cover all of Mr. Bertolami’s services to the Company through the year 2024.  Mr. Bertolami has entered into an Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company, a form copy of which is attached hereto as Exhibit 10.2.

Equity Awards

***On July 20, 2021, as compensation for services, the Company issued 250,000 shares of common stock equivalent to $125,000 to Kip Eardley the Company’s President and Director.  These shares were fully earned and paid to Mr. Eardley in 2021, however this equity award was intended to cover all of Mr. Eardley’s services to the Company through the year 2023.

***On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Ray Sheets the Company’s Treasurer, Secretary and Director.  These shares were fully earned and paid to Mr. Sheetz in 2021, however this equity award was intended to cover all of Mr. Sheet’s services to the Company through the year 2024.

***On July 20, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Brett Bertolami the Company’s Director.  These shares were fully earned and paid to Mr. Bertolami in 2021, however this equity award was intended to cover all of Mr. Bertolami’s services to the Company through the year 2024.

***On December 27, 2021, as compensation for services performed, the Company issued 250,000 shares of common stock equivalent to $125,000 to Dean Polizzotto the Company’s Director.  These shares were fully earned and paid to Mr. Polizzotto in 2021, however this equity award was intended to cover all of Mr. Polizzotto’s services to the Company through the year 2024.

Indemnification of Directors and Officers

We are a Nevada corporation governed by the Nevada Revised Statutes, or NRS.

Section 78.138 of the NRS provides that, unless the corporation’s articles of incorporation provide otherwise, a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law.

Section 78.7502 of the NRS permits a company to indemnify its directors and officers against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending, or completed action, suit, or proceeding, if the officer or director (i) is not liable pursuant to Section 78.138 of the NRS, or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.7502 of the NRS also precludes indemnification by the corporation if the officer or director has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court determines that in view of all the circumstances, the person is fairly and reasonably entitled to indemnity for such expenses and requires a corporation to indemnify its officers and directors if they have been successful on the merits or otherwise in defense of any claim, issue, or matter resulting from their service as a director or officer.

Section 78.751 of the NRS permits a Nevada corporation to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit, or proceeding as they are incurred and in advance of a final disposition thereof, upon determination by the stockholders, the disinterested board members, or by independent legal counsel. Section 78.751 of the NRS provides that the articles of incorporation, the bylaws, or an agreement may require a corporation to advance expenses as incurred upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation if so provided in the corporation’s articles of incorporation, bylaws, or other agreement. Section 78.751 of the NRS further permits the corporation to grant its directors and officers additional rights of indemnification under its articles of incorporation, bylaws, or other agreement.

Section 78.752 of the NRS provides that a Nevada corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee, or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the NRS.

Our articles of incorporation provide that, except in some specified instances, our directors and officers shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors and officers, except liability for the following:

•	acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or

•	the payment of distributions in violation of NRS 78.300, as amended.

In addition, our articles of incorporation and bylaws provide that we must indemnify our directors and officers and may indemnify our employees and other agents to the fullest extent permitted by the NRS. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person against such liability and expenses.

The limitation of liability and indemnification provisions in our articles of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our director, officer, or controlling person in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our voting securities as of December 31, 2024, by:

•	each person, or group of affiliated persons, known by us who will beneficially own more than 5% of any class of our voting capital stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of September 30, 2024. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting capital stock shown as beneficially owned by them. Shares of voting capital stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after June 30, 2024 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group.

Percentage of common stock is based on 9,371,429 shares of our common stock issued and outstanding as of December 31, 2024.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Sentinel Holdings Ltd, 9160 South 300 West, #101 Sandy, UT 84070.

Name	Shares of Common Stock Beneficially Owned	Percent of Class	Total	Voting Percentage for all Classes (fully-diluted)(1)
Kip Eardley(2)	250,000	2.66%	250,000	1.3%

Dean Polizzotto(2)	250,000	2.66%	250,000	1.3%

Raymond W Sheets(2)	250,000	2.66%	250,000	1.3%

Brett Bertolami(2)	250,000	2.66%	250,000	1.3%

Mercey Falls and CN Corp(3)	500,000	5.33%	500,000	2.6%

Huntsman Holdings, Inc.(4)	500,000	5.33%	500,000	2.6%

Michelle Turpin	750,000	8.00%	750,000	3.9%

Kyle Madej	1,140,000	12.16%	1,140,000	5.9%

Three Rivers Consulting, LLC(5)	1,150,700	12.27%	1,150,700	6.0%

All Directors/Director nominees and executive officers as a group (4 persons)	1,000,000	10.67%	1,000,000	5.2%

__________________

(1)	Based on 20,564,129 fully diluted votes based on 400,000 shares of Series A Preferred Stock voting at a rate of 30:1.

(2)	Denotes an Officer or Director of the Company.

(3)	Mercey Falls and CN Corp is beneficially owned by Lieba Chanin, its sole officer and director.

(4)	Huntsman Holdings, Inc. is beneficially owned by Hunter Nevitt, its sole officer and director.

(5)	Three Rivers Consulting, LLC is beneficially owned by Brian Jacobelli, its sole member and owner.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Set forth below are summaries of related person transactions for Sentinel Holdings Ltd covering the periods indicated. It is our intention to ensure that all future transactions, if any, between us and related persons are approved by our audit committee or a majority of the independent and disinterested members of our board of directors (except for compensation arrangements, which are approved by our compensation committee), and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties. See “Policies and Procedures for Related Person Transactions” below.

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

Indemnification of Officers and Directors

We are a Nevada corporation governed by the Nevada Revised Statutes, or NRS.

Section 78.138 of the NRS provides that, unless the corporation’s articles of incorporation provide otherwise, a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law.

Section 78.7502 of the NRS permits a company to indemnify its directors and officers against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending, or completed action, suit, or proceeding, if the officer or director (i) is not liable pursuant to Section 78.138 of the NRS, or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.7502 of the NRS also precludes indemnification by the corporation if the officer or director has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court determines that in view of all the circumstances, the person is fairly and reasonably entitled to indemnity for such expenses and requires a corporation to indemnify its officers and directors if they have been successful on the merits or otherwise in defense of any claim, issue, or matter resulting from their service as a director or officer.

Section 78.751 of the NRS permits a Nevada corporation to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit, or proceeding as they are incurred and in advance of a final disposition thereof, upon determination by the stockholders, the disinterested board members, or by independent legal counsel. Section 78.751 of the NRS provides that the articles of incorporation, the bylaws, or an agreement may require a corporation to advance expenses as incurred upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation if so provided in the corporation’s articles of incorporation, bylaws, or other agreement. Section 78.751 of the NRS further permits the corporation to grant its directors and officers additional rights of indemnification under its articles of incorporation, bylaws, or other agreement.

Section 78.752 of the NRS provides that a Nevada corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee, or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the NRS.

Our articles of incorporation provide that, except in some specified instances, our directors and officers shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors and officers, except liability for the following:

•	acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or

•	the payment of distributions in violation of NRS 78.300, as amended.

In addition, our articles of incorporation and bylaws provide that we must indemnify our directors and officers and may indemnify our employees and other agents to the fullest extent permitted by the NRS. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person against such liability and expenses.

The limitation of liability and indemnification provisions in our articles of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our director, officer, or controlling person in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Policies and Procedures for Related Person Transactions

Our board of directors will adopt a written policy with respect to related person transactions, which will become effective at the time of this offering. This policy will govern the review, approval or ratification of covered related person transactions. The audit committee of our board of directors will manage this policy.

For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant, and the amount involved exceeds the applicable dollar threshold set forth under Item 404 of Regulation S-K and in which any related person had, has or will have a direct or indirect material interest. As defined in Item 404 of Regulation S-K, “related person” generally includes our directors (and director nominees), executive officers, holders of more than 5% of our voting securities, and immediate family members or affiliates of such persons.

The policy will generally provide that we may enter into a related person transaction only if:

•	the audit committee pre-approves such transaction in accordance with the guidelines set forth in the policy,

•

the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the audit committee (or the chairperson of the audit committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy,

•	the transaction is approved by the disinterested members of the board of directors, or

•	the transaction involves compensation approved by our compensation committee.

The policy will provide that all related person transactions will be disclosed to the audit committee, and all material related person transactions will be disclosed to the board of directors. Additionally, all related person transactions requiring public disclosure will be properly disclosed, as applicable, on our various public filings.

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

On March 22, 2024, Bush & Associates CPA LLC, the independent registered public accounting firm for JMTM, was engaged by the Company as its independent registered public accounting firm, as noted in the Form 8-K filed on March 22, 2024, the Board approved the dismissal of Tanner LLC and effective March 22, 2024 and on that date, ratified, the engagement of Bush & Associates CPA LLC as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2024 and 2023, for professional services rendered by Bush & Associates CPA LLC, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees and Audit Related Fees	$178,648	$65,000
Tax Fees	-	-
All Other Fees	-	-
Total	$178,648	$65,000

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

SENTINEL HOLDINGS Ltd

Date: April 15, 2025	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	April 15, 2025
Kip Eardley	(Principal Executive Officer )

