Form 10-Q
period 2025-03-31
Sentinel Holdings Ltd.
filed 2025-05-15
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-282424

SENTINEL HOLDINGS LTD F/K/A JAMES MARITIME HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

9360 South 300 West, #101

Sandy, UT 84070

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 237-6834

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

As of May 15, 2025, there were 9,371,429 shares of our common stock, par value $0.001 per share, and 400,000 shares of our Series A preferred stock, par value $0.001 outstanding, and 50,000 shares of our Series B, convertible preferred stock, par value $0.001 outstanding

SENTINEL HOLDINGS LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SENTINEL HOLDINGS, LLC AND SUBSIDIARIES
(F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

Page(s)

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 (Unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the three months ended March 31, 2025 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	8 - 56

Sentinel Holdings Ltd and Subsidiaries

F/K/A James Maritime Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)

Assets

Current Assets
Cash	$-	$222,202
Accounts receivable - net	261,499	224,704
Prepaids and other	26,748	8,171
Total Current Assets	288,247	455,077

Property and equipment - net	100,606	105,000

Operating lease - right-of-use asset	238,612	259,666

Total Assets	$627,465	$819,743

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,015,924	$3,528,655
Cash overdraft	34,516	-
Deferred revenue	5,000	-
Notes payable - net	381,740	411,890
Convertible notes payable	35,000	35,000
Loans payable	458,242	477,840
Derivative liabilities	306,755	338,061
Operating lease liability	86,067	83,362
Total Current Liabilities	5,323,244	4,874,808

Long Term Liabilities
Loans payable - net	67,800	67,800
Operating lease liability	185,256	207,807
Total Long Term Liabilities	253,056	275,607

Total Liabilities	5,576,300	5,150,415

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock - $0.001 par value; 2,000,000 shares authorized
400,000 shares issued and outstanding, respectively	400	400
Series B Convertible Preferred stock - $0.001 par value; 1,000,000 shares authorized
50,000 shares issued and outstanding, respectively	50	50
Common stock - $0.001 par value, 90,000,000 shares authorized
9,371,429 and 9,371,429 shares issued and outstanding, respectively	9,371	9,371
Additional paid-in capital	18,212,182	18,212,182
Accumulated deficit	(22,898,584)	(22,291,520)
Stockholders' Deficit	(4,676,581)	(4,069,517)
Non-controlling interest	(272,254)	(261,155)
Total Stockholders' Deficit	(4,948,835)	(4,330,672)

Total Liabilities and Stockholders' Deficit	$627,465	$819,743

Sentinel Holdings Ltd and Subsidiaries

F/K/A James Maritime Holdings, Inc. and Subsidiaries

 Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Sales - net	$846,416	$1,952,553
Cost of goods sold	810,783	1,281,776
Gross profit	35,633	670,777

General and administrative expenses	576,305	201,408

Loss from operations	(540,672)	469,369

Other income (expense)
Interest expense	(122,058)	(208,731)
Change in fair value of derivative liabilities	31,306	-
Other income	13,261	468
PPP loan forgiveness	-	1,091,374
Total other income (expense) - net	(77,491)	883,111

Net income (loss) including non-controlling interest	(618,163)	1,352,480

Non-controlling interest	(11,099)	-

Net income (loss) available to common stockholders	$(607,064)	$1,352,480

Income (loss) per share - basic and diluted	$(0.07)	$0.15

Weighted average number of shares - basic and diluted	8,921,014	9,030,040

Sentinel Holdings Ltd and Subsidiaries

F/K/A James Maritime Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders'  Deficit

For the Three Months  Ended March 31, 2025

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-in	Accumulated	Total Deficit Attributable to the	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	Deficit

December 31, 2024	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$(22,291,520)	$(4,069,517)	$(261,155)	$(4,330,672)

Net loss	-	-	-	-	-	-	-	(607,064)	(607,064)	(11,099)	(618,163)

March 31, 2025	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$(22,898,584)	$(4,676,581)	$(272,254)	$(4,948,835)

Sentinel Holdings Ltd and Subsidiaries

F/K/A James Maritime Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders'  Deficit

For the Three Months Ended March 31, 2024

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-in	Accumulated	Total Deficit Attributable to the	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	Deficit

December 31, 2023	400,000	$400	-	$-	9,064,129	$9,064	$13,769,537	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

Shares cancelled	-	-	-	-	(866,667)	(867)	-	-	(867)	-	(867)

Shares issued	-	-	-	-	368,967	369	-	-	369	-	369

Net loss	-	-	-	-	-	-	-	(1,352,480)	(1,352,480)	-	(1,352,480)

March 31, 2024	400,000	$400	-	$-	8,566,429	$8,566	$13,769,537	$(15,268,407)	$(1,489,904)	$(186,196)	$(1,676,100)

Sentinel Holdings Ltd and Subsidiaries

F/K/A/ James Maritime Holdings, LTD and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating activities
Net income (loss) - including non-controlling interest	$(618,163)	$1,352,480
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	9,242	23,421
Amortization of operating lease - right-of-use asset	21,054	-
Amortization of debt discount	-	36,534
Change in fair value of derivative liabilities	(31,306)	-
Non-cash charitable contribution	3,652	-
Accounts Receivable	(36,795)	348,277
Prepaids and other	(18,577)	(592,584)
Due to related party	-	7,960
Increase (decrease) in
Accounts payable and accrued expenses	487,269	(234,585)
Accrued payroll	-	(65,636)
Deferred revenue	5,000	-
Operating lease liability	(19,846)	-
Net cash provided by (used in) operating activities	(198,470)	875,867

Investing activities
Purchase of fixed assets	(8,500)	-
Net cash used in investing activities	(8,500)	-

Financing activities
Repayment of lease liabilities	-	(16,575)
Repayment of notes payable	(30,150)	(405,964)
Proceeds from loans	471,250	-
Repayment of loans	(490,848)	(208,010)
Cash overdraft	34,516	-
Net cash used in financing activities	(15,232)	(630,549)

Net increase (decrease) in cash	(222,202)	245,318

Cash - beginning of period	222,202	45,551

Cash - end of period	$-	$290,869

Supplemental disclosure of cash flow information
Cash paid for interest	$5,433	$56,196
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Shares issued for common stock payable	$-	$-
Lease modification	$-	$-

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission on April 28, 2025.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2025, the Company had:

•	Net loss of $618,163; and

•	Net cash used in operations was $198,470

Additionally, at March 31, 2025, the Company had:

•	Accumulated deficit of $22,898,584

•	Stockholders’ deficit of $4,948,835; and

•	Working capital deficit of $5,034,997

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $0 at March 31, 2025.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company’s allocation to the non-controlling interest represents ownership of 87% of Gladiator Solutions, Inc.  The following table sets for the changes in non-controlling interest for the three months ended March 31, 2025 and December 31, 2024:

Non-Controlling
Interest
Balance at December 31, 2024	(261,155)
Net loss attributable to non-controlling interest	(11,099)
Balance at March 31, 2025	(272,254)

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the three months ended March 31, 2025 and 2024 include:

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

At March 31, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2025 and 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

•	A review of outstanding accounts,

•	Historical collection experience, and

•	Current economic conditions (ASC 310-10-35-9).

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible (ASC 310-10-35-10).

Allowance for doubtful accounts was $0 at March 31, 2025 and 2024, respectively.

The following is a summary of the Company’s accounts receivable at March 31, 2024 and December 31, 2024:

	March 31, 2025	December 31, 2024

Accounts receivable	$261,499	$224,704
Less: allowance for doubtful accounts	-	-
Accounts receivable - net	$261,499	$224,704

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

For the three months ended March 31, 2025 and 2024, no such losses were recorded.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

The Company has the following concentrations related to its accounts receivable greater than 10% of their respective totals:

	Three Months Ended March 31,	Year Ended December 31,
Customer	2025	2024
A	41.16%	41.16%
B	28.94%	28.94%
C	0%	0.00%
D	15.24%	0.00%
Total	85.34%	70.10%

The company has the following concentrations related to its sales greater than 10% of their respective totals:

	Three Months Ended March 31,
Customer	2025	2024
A	36.00%	27.10%
B	13.49%	5.72%
C	0.00%	14.43%
D	0.00%	11.89%
Total	49.49%	59.14%

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

There were no impairment losses for the three months ended March 31, 2025 and 2024, respectively.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

There were no impairment losses for the three months ended March 31, 2025 and 2024, respectively.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings (ASC 815-40-35-8).

Derivative Liability Balances

As of March 31, 2025 and December 31, 2024, the Company’s derivative liabilities were $306,755 and $338,061, respectively.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three months ended March 31, 2025, and 2024 (See Note 9).

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenues	Revenue	% of Revenues

Personal security services	$846,416	100.00%	$1,952,553	100.00%
Total Sales	$846,416	100.00%	$1,952,553	100.00%

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the three months ended March 31, 2025 and 2024, respectively.

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

Factors Considered in Valuation Allowance Assessment

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Valuation Allowance Determination

At  March 31, 2025 and 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

The Company recognized $18,342 and $5,270 in marketing and advertising costs during the three months ended March 31, 2025 and 2024, respectively.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Warrants	2,270,000	1,000,000

Warrants included as commons stock equivalents represent those that are fully vested and exercisable.

Based on the potential common stock equivalents noted above at March 31, 2025, the Company has sufficient authorized shares of common stock (90,000,000) to settle any potential exercises of common stock equivalents.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	March 31, 2025	December 31, 2024	Lives (Years)

Furniture and fixtures	$45,771	$37,271	7
Vehicles	165,001	171,901	5
	210,772	209,172
Accumulated depreciation	(110,166)	(104,172)
Total property and equipment - net	$100,606	$105,000

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $9,242 and $23,421, respectively.

During the three months ended March 31, 2025, the Company donated several vehicles to charitable organizations with a fair value of $3,652.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	March 31, 2025	December 31, 2024

Customer relationships	$-	$2,420,014
Supplier relationship	-	700,207
Employee expertise	-	1,719,807
Software development costs	-	99,609
	-	4,939,637
Less: accumulated depreciation	-	(2,851,363)
Less: impairment loss	-	(2,088,274)
Total property and equipment - net	$-	$2,088,274

			Estimated Useful
	March 31, 2025	December 31, 2024	Lives (Years)

Furniture and fixtures	$45,771	$37,271	7
Vehicles	165,001	171,901	5
	210,772	209,172
Accumulated depreciation	(110,166)	(104,172)
Total property and equipment - net	$100,606	$105,000

During the three months ended March 31, 2025 and 2024, the Company recognized no impairment losses.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Accounts payable and accrued liabilities	$564,672	$827,025
Cash overdraft	34,516
Payroll tax liabilities	2,356,768	1,729,120
Accrued interest payable	1,094,484	972,510
Accounts payable and accrued liabilities	$4,050,440	$3,528,655

As of March 31, 2025, the Company has accrued payroll and related payroll tax liabilities totaling $2,356,768. This amount includes $1,802,770 of payments made that were remitted on a timely basis to the appropriate taxing authorities during fiscal 2024, but subsequently refunded in error during the current year.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 6 – Debt

The following represents a summary of the Company’s debt (third party debt for notes payable and loan payables (including those owed on vehicles), including key terms, and outstanding balances at March 31, 2025 and December 31, 2024, respectively.

Notes Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  March 31, 2025 and December 31, 2024:

		March 31, 2025	December 31, 2024
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	148,946
Clearview	(d)	109,821	139,971
Padang
Total		381,740	411,890
Notes payable - current		381,740	411,890
Notes payable - long-term		$-	$-

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

(a)

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). The Company accrued interest payable of $75,036 and $67,759, respectively, on this note as of March 31, 2025 and December 31, 2024.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by Sentinel Holdings Ltd, for an adjusted fair value of $182,773. As of March 31, 2024 and December 31, 2024, the note had an outstanding principal of $148,946, respectively.

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

(d)

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of March 31, 2025 and December 31, 2024, the note had an outstanding balance of $109,821 and $139,971, respectively.

(e)

On October 31, 2023, SENTINEL HOLDINGS LTD entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%.  The note was satisfied in full during the year ended December 31, 2024.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Loans Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  March 31, 2025 and December 31, 2024:

		March 31, 2025	December 31, 2024
Quattro Capital	(a)	$250,000	$250,000
Merchant cash advances	(b)	24,000	24,000
Vehicle loans	(c)	29,530	33,958
Bayview Funding	(d)	154,712	94,881
SBA Loan	(e)	67,800	67,800
Padilla	(f)	-	75,001
Total		526,042	545,640
Loans payable - current		(458,242)	(477,840)
Loans payable - long-term		$67,800	$67,800

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $ 997,625 and $889,625 as of March 31, 2025 and December 31, 2024.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of March 31, 2025 and December 31, 2024, $24,000 and $24,000 remains outstanding, respectively.

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. At December 31, 2025 and December 31, 2024, the total amount outstanding is $29,530 and $33,958, respectively, with 5 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $392 to $1,075, with an aggregate monthly payment of $3,211. All loans have a term between 1 and 6 years.

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

As of March 31, 2025 and December 31, 2024, the principal balance was $154,712 and $94,881, respectively, and a reserve balance  maintained by the for $16,568 and $8,171 as of March 31, 2025 and December 31, 2024, respectively.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of March 31, 2025 and December 31, 2024 is $10,657 and $9,920, respectively.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of March 31, 2025 and December 31, 2024, the Company accrued $2,880 and $2,693, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading day period ending on the conversion date per share. As of March 31, 2025 and December 31, 2024, the Company accrued $8,272 and $7,805, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

During the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, the Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option liabilities on both the commitment date and the remeasurement date with the following inputs:

	March 31, 2025	December 31, 2024
Expected term (years)	1.00	1.00
Expected volatility	64%	61.6% - 83.9%
Expected dividends	0.00%	0.00%
Risk free interest rate	4.03%	3.98% - 5.09%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at March 31, 2025 and December 31, 2024:

Derivative liabilities - December 31, 2024	$338,061
Fair value mark to market adjustment	(31,306)
Derivative liabilities - March 31, 2025	$306,755

306,755

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the three months ended March 31, 2025 and 2024, the Company recorded a change in fair of derivative liabilities – (losses)/gains of ($31,306) and $0 respectively.

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

For the three months ended March 31, 2025 and 2024, the Company recorded a derivative expense of $0 and $0, respectively.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 8 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	$-	$-	$306,755	$306,755
Total	$-	$-	$306,755	$306,755

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$338,061	$338,061
Total	$-	$-	$338,061	$338,061

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Company Lease Commitments

As of March 31, 2024 and December 31, 2024, the Company had no finance leases under ASC 842.

The Company leases its headquarters office. During the year ended December 31, 2020, the Company entered into an office lease for its administrative operations, (the “Saratoga lease”). The Saratoga lease is for a 48.5-month term, with an original expiration date of July 31, 2024, and an initial monthly payment of $8,819. Straight-line rent per month was calculated at $9,522.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

The tables below present information regarding the Company's operating lease assets and liabilities at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$238,612	$259,666

Liabilities

Operating lease liability	$271,323	$291,169

Weighted-average remaining lease term (years)	2.84	3.08

Weighted-average discount rate	8.00%	8.00%

The components of lease expense were as follows:

	March 31, 2025	March 31, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$21,054	$21,054
Lease liability expense in connection with obligation repayment	5,289	$7,141
Total operating lease costs	$26,343	$28,195

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$25,541	$24,305
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Future minimum lease payments under non-cancellable leases for the three months ended March 31, 2025 were as follows:

2025 ( 9 Months)	$78,120
2026	107,020
2027	110,228
2028	9,208
Total undiscounted cash flows	304,576
Less: amount representing interest	(33,253)
Present value of operating lease liability	271,323
Less: current portion of operating lease liability	86,067
Long-term operating lease liability	$185,256

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of March 31, 2025 and December 31, 2024, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure, except for the following:

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 10 – Stockholders’ Deficit

At March 31, 2025 and December 31, 2024, respectively, the Company had three (3) classes of stock:

Preferred Stock

-	10,000,000 shares authorized
-	Par value - $0.001
-	Voting – none
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights - none

Preferred Stock – Series A

-	2,000,000 shares designated
-	400,000 issued and outstanding at March 31, 2025 and December 31, 2024, respectively.
-	Par value - $0.001
-	Voting – 30 votes per share
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights - none

Preferred Stock – Series B

-	1,000,000 shares authorized
-	50,000 and 50,000 issued and outstanding at March 31, 2025 and December 31, 2024, respectively.
-	Par value - $0.001
-	Voting – 10 votes per share
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights – 50:1 into common

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Common Stock

-	90,000,000 shares authorized
-	9,371,429 and 9,371,429 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.
-	Par value - $0.001
-	Voting - 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2025

None

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Warrants

Warrant activity for the three months ended March 31, 2025, and the year ended December 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Vested and Exercisable - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Granted	1,270,000	$3.50
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300
Vested and Exercisable - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300
Granted	-	$3.50
Exercised	-
Cancelled/Forfeited	-
Outstanding - March 31, 2025	2,270,000	$3.50	1.09	$3,382,300
Vested and Exercisable - March 31, 2025	2,270,000	$3.50	1.09	$3,382,300

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. The terms “Sentinel”, “SNTL”, “we,” “us,” “our,” and the “Company” refer to Sentinel Holdings Ltd and Subsidiaries formerly known as James Maritime Holdings Inc. and Subsidiaries, a Nevada corporation.

Business Overview

Sentinel Holdings Ltd, a Nevada corporation (the “Company”), conducts its business through its wholly owned subsidiary, United Security Specialists Inc. (“USS”), and its majority-owned subsidiary, Gladiator Solutions Inc. (“Gladiator”). Effective April 2, 2025, the Company changed its name to Sentinel Holdings Ltd. USS provides professional security personnel and services, enhanced by smartphone-based security applications, while Gladiator’s operations, previously focused on personal protective products, are currently limited due to ongoing litigation. Both subsidiaries are based in California.

As of March 31, 2025, the Company’s primary business is providing armed and unarmed security services through its subsidiary, United Security Specialists Inc. (“USS”). USS offers professional security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. USS operates primarily in California and serves a diverse clientele, including businesses, residential communities, and event organizers.

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

About United Security Specialists Inc.

USS Mission

The mission of USS is to recruit, train right and respond early. Our clients should expect day-to-day quality, consistency, and professionalism. Our security personnel are more experienced, better supervised, and are dedicated to the highest level of work.

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

There are several trends that provide opportunities and risks for USS:

Recent Developments

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

Financial Condition

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2025, the Company had:

•	Net loss including non-controlling interest of $618,163; and
•	Net cash used in operations was $198,470

Additionally, at March 31, 2025, the Company had:

•	Accumulated deficit of $22,898,584
•	Stockholders’ deficit of $4,948,835; and
•	Working capital deficit of $5,034,997

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $0 at March 31, 2025.

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

Results of Operations – Three Months Ended March 31, 2025 and 2024

Sales - net

We had net sales of $846,416 for the three months ended March 31, 2025, as compared to $1,952,553 for the three months ended March 31, 2024, a decrease of $1,106,137. This decrease in revenue was due to the loss of a material customer.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2025, was $810,783, as compared to $1,281,776 for the three months ended March 31, 2024 a decrease of $470,993.  The primary reason for the decrease was due to a reduction in employee compensation and loss of a material customer.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2025, were $576,305 an increase of $374,897, or 186%, compared to $201,408 for the three months ended March 31, 2024.  The primary reason for the increase was due to general and administrative expenses from operations primarily related due to compensation (unrelated to cost of goods sold) and professional fees..

Other Income (Expense) - Net

The Company had other expenses of $883,111 for the three months ended March 31, 2024.  For the three months ended March 31, 2025, the Company reflected other loss of $77,491. The net decrease of $960,602 was primarily due to the prior year reflecting PPP loan forgiveness income of $1,091,374.

In the current period interest expense was $122,058 which was a decrease of $86,673 from $208,731 in the prior period.  The difference was due to less debt outstanding in the current period.

Net Loss including Non-Controlling Interest

Net loss including non-controlling interest was ($618,163) for the three months ended March 31, 2025 as compared to net income including non-controlling interest of $1,352,480 for the three months ended March 31, 2024.  The net decrease was $1,970,643 or 146%.  See above for additional discussion.

Liquidity and Capital Resources

At March 31, 2025, the Company had $0 in cash and reflected a cash overdraft of $34,516.

For the three months ended March 31, 2025 and 2024, the Company reflected the following balances and changes:

Operating Activities:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating activities
Net income (loss) - including non-controlling interest	$(618,163)	$1,352,480	$(1,970,643)	(145.71)%
Adjustments to reconcile net income (loss) to net cash provided by operations			-	0.00%
Depreciation and amortization	9,242	23,421	(14,179)	(60.54)%
Amortization of operating lease - right-of-use asset	21,054	-	21,054	0.00%
Amortization of debt discount	-	36,534	(36,534)	(100.00)%
Non-cash charitable contribution	3,652	-	3,652	0.00%
Accounts Receivable	(36,795)	348,277	(385,072)	(110.56)%
Prepaids and other	(18,577)	(592,584)	574,007	(96.87)%
Due to related party	-	7,960	(7,960)	(100.00)%
Increase (decrease) in			-	0.00%
Accounts payable and accrued expenses	487,269	(234,585)	721,854	(307.72)%
Accrued payroll	-	(65,636)	65,636	100.00)%
Deferred revenue	5,000	-	5,000	0.00%
Operating lease liability	(19,846)	-	(19,846)	0.00%
Net cash used in operating activities	(198,470)	875,867	$(1,074,337)	(122.66)%

Investing Activities:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Investing activities
Purchase of fixed assets	(8,500)	-	$(8,500)	0.00%
Net cash used provided by (used in) investing activities	(8,500)	-	$(8,500)	0.00%

Financing Activities:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Repayment of lease liabilities	-	(16,575)	16,575	(100.00)%
Repayment of notes payable	(30,150)	(405,964)	375,814	(92.57)%
Proceeds from loans	471,250	-	471,250	0.00%
Repayment of loans	(490,848)	(208,010)	(282,838)	135.97%
Cash overdraft	34,516	-	34,516	0.00%
Net cash used in financing activities	(15,232)	(630,549)	615,317	(97.58)%

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

There were no changes in our accounting policies and estimates since the filing of our Form 10-K on April 28,2025.

Recent Accounting Pronouncements

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

Off-Balance Sheet Transactions

At March 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure and Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of March 31, 2025.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2025 assessment of the effectiveness of our internal control over financial reporting by improving our segregation of duties and level of supervision.

Changes in Internal Control Over Financial Reporting

There have been no changes in the registrant's internal control over financial reporting through the date of this report or during the quarter ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Independent Registered Accountant's Internal Control Attestation

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

As of March 31, 2025, the Company was engaged in litigation with Strategic Funding Source, Inc. d/b/a Kapitus, a New York Corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona Corporation, Sentinel Holdings Ltd. a Nevada Corporation and Matthew C. Materazo an individual Cas No. 24cv438754, with an unlimited Civil Cross-Complaint Gladiator Solutions, Inc. an Arizona Corporation, Sentinel Holdings Ltd. a Nevada Corporation Cross-Complainants vs. Matthew C. Materazo.  This litigation involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders.  This complaint was initially filed by Strategic Funding Source against Gladiator Solutions for breach of a loan agreement.  The plaintiff alleges Gladiator owes $100,098.  The Plaintiff also added James Maritime Holdings as an “alter ego” defendant.  The Company filed an Answer to the Complaint, asserting that Gladiator’s former President Matt Materazo obtained the loan without authority or consent from Gladiator or James Maritime, and the Company filed a Cross-Complaint against Matt Materazo for this unauthorized loan.  We believe a settlement with the plaintiff can be reached, and we plan to pursue claims against Mr. Materazo for indemnity for any payments made by Gladiator to settle this case.  Mr. Materazo has indicted that he will seek the Court’s permission to file various counterclaims against James Maritime Holdings, which will be challenged and contested by the Company.

Tim Running v. United Security Specialists, Inc. involves a wage and hour class action filed by USS employee Tim Running against USS.  The Company filed a Motion to compel arbitration of these claims and the plaintiff agreed to move his claims into arbitration.  The Company anticipates negotiating a settlement with this plaintiff.

Josue Ceballes v. United Security Specialists, Inc. is a wage and hour class action filed by USS employee Tim Running against USS.  The Plaintiff agreed to submit this claim to arbitration and the class action was dropped.  The Company anticipates negotiating a settlement with this plaintiff.

Redwood Fire & Casualty Ins. Co. v. United Security Specialists, Inc.is a case against USS and Sentinel Holdings Ltd for unpaid workers comp insurance premiums.  The unpaid balance was $36,947.  The Company negotiated a settlement for this claim in the amount of $4,000 per month for nine months.

Saratoga Office Center Corp.  v. United Security Specialists and James Maritime Holdings is a claim filed by the prior landlord against USS for unpaid office rent.  The total amount allegedly owed was $124,358.  The Company negotiated a settlement for $65,000, which is subject to a monthly payment plan.

The final payment was due in January 2025 but it was paid early and the settlement has been paid in full.

The Company is currently asserting claims against Mercy Falls & CN FL Corp. for breaching the terms of a consulting agreement with the Company.  Mercy Falls has indicated that it will seek to assert counterclaims against the Company but no such counterclaims have yet been filed with the court.

Management is not aware of any other pending or threatened litigation, claims or assessments with respect to which we have advised the Company are probable of assertion and must be disclosed in accordance with FASB Accounting Standards Codification 450, Contingencies.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 14, 2025, the Company went effective with a S-1 Registration Statement which registered under the Securities Act of 1933, a proposed resale by certain selling security holders named in incorporated prospectus, or their permitted assigns. of up to 3,185,000 shares of the Company’s common stock, $0.001 par value per share, which amount consists of (i)  2,135,000 shares of common stock outstanding as of May 14, 2025, and (ii) an aggregate of 1,050,000 shares of common stock issuable upon exercise of common stock purchase warrants outstanding on May 14, 2025, issued in connection with private placements of the Company’s common stock to certain of said selling security holders

The Company is not selling any shares of common stock under this Registration and will not receive any proceeds from the sale of shares of common stock by the selling security holders. If and when there is a cash exercise of the Purchase Warrants, the Company will receive the exercise price of such warrants.  If all warrants are exercised, the Company would receive for an aggregate of approximately $2,887,000. There is no assurance that any of said warrants will be exercised. The selling security holders bear all commissions and discounts, if any, attributable to their sale of the shares of common stock. The Company bears all costs, expenses and fees in connection with the registration of the shares of common stock.

The selling security holders will offer and sell the shares at a fixed price of $3.50 per share until the Company’s common stock is listed on an established public trading market.  There can be no assurance the Company’s common stock will ever be listed on an established public trading market. For additional information regarding this Registration of these Securities, contact the Company, or review the Registration Statement and Exhibits publicly available on the SEC’s EDGAR System.

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

Sentinel Holdings Ltd

Date: May 15, 2025	By:	/s/ Kip Eardley
Kip Eardley
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kip Eardley	President	May 15, 2025
Kip Eardley	(Principal Executive Officer and Principal Financial Officer)

