Form 10-Q
period 2025-06-30
Sentinel Holdings Ltd.
filed 2025-08-14
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 14, ___, 2025, there were 9,591,429 shares of our common stock, par value $0.001 per share, and 400,000 shares of our Series A preferred stock, par value $0.001 outstanding, and 65,000 shares of our Series B, convertible preferred stock, par value $0.001 outstanding

SENTINEL HOLDINGS LTD

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2025

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SENTINEL HOLDINGS, LLC AND SUBSIDIARIES

(F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

Assets

Current Assets
Cash	$-	$222,202
Accounts receivable - net	411,332	224,704
Prepaids and other	8,727	8,171
Total Current Assets	420,059	455,077

Property and equipment - net	91,455	105,000

Operating lease - right-of-use asset	217,558	259,666

Total Assets	$729,072	$819,743

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,537,996	$3,528,655
Cash overdraft	7,110	-
Deferred revenue	7,000	-
Notes payable - net	367,485	411,890
Convertible notes payable	35,000	35,000
Loans payable	585,955	477,840
Derivative liabilities	322,710	338,061
Operating lease liability	88,585	83,362
Total Current Liabilities	5,951,841	4,874,808

Long Term Liabilities
Loans payable - net	67,800	67,800
Operating lease liability	161,989	207,807
Total Long Term Liabilities	229,789	275,607

Total Liabilities	6,181,630	5,150,415

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred stock - $0.001 par value; 2,000,000 shares authorized
400,000 shares issued and outstanding, respectively	400	400
Series B Convertible Preferred stock - $0.001 par value; 1,000,000 shares authorized
65,000 shares issued and outstanding, respectively	65	50
Common stock - $0.001 par value, 90,000,000 shares authorized
9,506,429 and 9,371,429 shares issued and outstanding, respectively	9,506	9,371
Additional paid-in capital	19,097,032	18,212,182
Accumulated deficit	(24,270,052)	(22,291,520)
Stockholders’ Deficit	(5,163,049)	(4,069,517)
Non-controlling interest	(289,509)	(261,155)
Total Stockholders’ Deficit	(5,452,558)	(4,330,672)

Total Liabilities and Stockholders’ Deficit	$729,072	$819,743

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Sales - net	$877,856	$1,083,371	$1,724,272	$3,035,924
Cost of goods sold	659,037	1,154,705	1,469,820	2,436,481
Gross profit	218,819	(71,334)	254,452	599,443

General and administrative expenses	1,464,770	2,205,751	2,041,075	2,407,159

Loss from operations	(1,245,951)	(2,277,085)	(1,786,623)	(1,807,716)

Other income (expense)
Interest expense	(126,815)	(366,945)	(248,873)	(575,676)
Change in fair value of derivative liabilities	(15,955)	(141,671)	15,351	(141,671)
Other income	(2)	(10,030)	13,259	(9,562)
PPP loan forgiveness	-	-	-	1,091,374
Total other income (expense) - net	(142,772)	(518,646)	(220,263)	364,465

Net income (loss) including non-controlling interest	$(1,388,723)	$(2,795,731)	$(2,006,886)	$(1,443,251)

Non-controlling interest	(17,255)	-	(28,354)	-

Net income (loss) available to common stockholders	$(1,371,468)	$(2,795,731)	$(1,978,532)	$(1,443,251)

Income (loss) per share - basic and diluted	$(0.15)	$(0.33)	$(0.21)	$(0.16)

Weighted average number of shares - basic and diluted	9,412,967	8,586,759	9,392,313	8,757,078

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

									Total Deficit
	Preferred Stock -		Preferred Stock -				Additional		Attributable	Non-	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	to the	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	Deficit

December 31, 2024	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$(22,291,520)	$(4,069,517)	$(261,155)	$(4,330,672)

Net loss	-	-	-	-	-	-	-	(607,064)	(607,064)	(11,099)	(618,163)

March 31, 2025	400,000	400	50,000	50	9,371,429	9,371	18,212,182	(22,898,584)	(4,676,581)	(272,254)	(4,948,835)

Shares issued	-	-	-	-	135,000	135	134,865	-	-	-	135,000

Shares issued	-	-	15,000	15	-	-	749,985	-	-	-	750,000

Net loss	-	-	-	-	-	-	-	(1,371,468)	(1,371,468)	(17,255)	(1,388,723)

June 30, 2025	400,000	$400	65,000	$65	9,506,429	$9,506	$19,097,032	$(24,270,052)	$(6,048,049)	$(289,509)	$(5,452,558)

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

					Additional	Stock		Total Equity(Deficit) attributable	Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	to the	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	Deficit

December 31, 2023	400,000	$400	9,064,129	$9,064	$13,769,537	$-	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

Shares cancelled	-	-	(866,667)	(867)	-	-	-	(867)	-	(867)

Shares issued	-	-	368,967	369	-	-	-	369	-	369

Stock issued for services	-	-	-	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	1,352,480	1,352,480	-	1,352,480

March 31, 2024	400,000	400	8,566,429	8,566	13,769,537	-	(12,563,447)	1,215,056	(186,196)	1,028,860

Stock issued for cash	-	-	175,000	175	174,825	(100,000)	-	75,000	-	75,000

Warrants issued for services rendered	-	-	-	-	1,138,500	-	-	1,138,500	-	1,138,500

Net loss	-	-	-	-	-	-	(2,795,731)	(2,795,731)	-	(2,795,731)

June 30, 2024	400,000	$400	8,741,429	$8,741	$15,082,862	$(100,000)	$(15,359,178)	$(367,175)	$(186,196)	$(553,371)

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

Operating activities
Net loss - including non-controlling interest	$(2,006,886)	$(1,443,251)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation and amortization	18,393	20,679
Amortization of operating lease - right-of-use asset	42,108	45,212
Amortization of debt discount	-	70,032
Bad debt expense	-	39,052
Warrants issued for services rendered	-	1,138,500
Stock issued for services	750,000	-
Stock based compensation expense (benefit)	-	(498)
Change in fair value of derivative liabilities	(15,351)	141,671
Non-cash charitable contribution	3,652	23,421
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(186,628)	421,575
Prepaids and other	(556)	13,795
Increase (decrease) in
Accounts payable and accrued expenses	1,009,341	41,171
Deferred revenue	7,000	-
Operating lease liability	(40,595)	(42,468)
Net cash provided by (used in) operating activities	(419,522)	468,891

Investing activities
Purchase of fixed assets	(8,500)	-
Net cash used in investing activities	(8,500)	-

Financing activities
Repayment of lease liabilities	-	(7,960)
Proceeds from notes payable	-	348,874
Repayment of notes payable	(44,405)	(519,550)
Proceeds from notes payable	-	-
Proceeds from loans	1,026,847	-
Repayment of loans	(918,732)	(235,844)
Proceeds from sale of common stock	135,000	75,000
Cash overdraft	7,110	-
Net cash used in financing activities	205,820	(339,480)

Net increase (decrease) in cash	(222,202)	129,411

Cash - beginning of period	222,202	45,551

Cash - end of period	$-	$174,962

Supplemental disclosure of cash flow information
Cash paid for interest	$7,364	$115,391
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common shares for subscription receivable	$-	$100,000

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization

The accompanying consolidated financial statements include the accounts of Sentinel Holdings Ltd (“Sentinel Holdings”) and its majority-owned subsidiaries, United Security Specialists Inc. (“USS”) and Gladiator Solutions Inc. (“Gladiator”) (collectively “Sentinel Holdings Ltd”, “we,” “us,” “our”,  or the “Company”). We were incorporated in the State of Nevada on January 23, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30,  2025 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2025, the Company had:

•	Net loss of $2,006,886; and

•	Net cash used in operations was $419,522

Additionally, at June 30, 2025, the Company had:

•	Accumulated deficit of $24,270,052

•	Stockholders’ deficit of $5,452,558; and

•	Working capital deficit of $5,531,782

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $0 at June 30, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company’s allocation to the non-controlling interest represents ownership of 87% of Gladiator Solutions, Inc.  The following table sets for the changes in non-controlling interest for the three and six months ended June 30, 2025 and December 31, 2024:

Non-Controlling
Interest
Balance at December 31, 2024	$(261,155)
Net loss attributable to non-controlling interest	(11,099)
Balance at March 31, 2025	(272,254)
Net loss attributable to non-controlling interest	(17,255)
Balance at June 30, 2025	$(289,509)

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

A public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, if a company’s business activities are managed as a single operating segment and reviewed on that basis, the company may report as a single segment. The Company has determined that it operates as one reportable segment, as its CODM reviews the business as a whole rather than by distinct business components.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

Significant estimates for the six months ended June 30, 2025 and 2024 include:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of June 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

At June 30, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2025 and 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

•	A review of outstanding accounts,
•	Historical collection experience, and
•	Current economic conditions.

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible.

Allowance for doubtful accounts was $0 at June 30, 2025 and December 31, 2024, respectively.

The following is a summary of the Company’s accounts receivable at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Accounts receivable	$411,332	$224,704
Less: allowance for doubtful accounts	-	-
Accounts receivable - net	$411,332	$224,704

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Applicability of ASC 326 (“CECL”)

The Company has assessed the applicability of ASC 326, Financial Instruments—Credit Losses (CECL), which requires an expected credit loss model for financial assets measured at amortized cost. However, ASC 326 primarily applies to financial institutions and entities with long-term financing receivables.

Since the Company’s accounts receivable are short-term trade receivables that do not meet the scope requirements of ASC 326, it continues to apply the incurred loss model under ASC 310 for estimating credit losses.

For the three and six months ended June 30, 2025 and 2024, no such losses were recorded.

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, Risks and Uncertainties. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company has the following concentrations related to its accounts receivable greater than 10% of their respective totals:

	Six Months Ended June 30,	Year Ended December 31,
Customer	2025	2024
A	29.92%	56.97%
B	21.81%	0.00%
C	0.00%	18.99%
D	0.00%	11.28%
Total	51.73%	87.24%

The company has the following concentrations related to its sales greater than 10% of their respective totals:

	Six Months Ended June 30,
Customer	2025	2024
A	10.20%	32.89%
B	14.15%	0.00%
C	0.00%	10.82%
Total	24.35%	43.71%

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

There were no impairment losses for the three and six months ended June 30,  2025 and 2024, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three and six months ended June 30, 2025 and 2024, respectively.

Derivative Liabilities

The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.

Accounting for Derivative Liabilities

Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement The Company uses a binomial pricing model to determine the fair value of these instruments.

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option (e.g., convertible debt or warrants) is converted into shares of common stock or repaid, the Company:

•	Records the newly issued shares at fair value;
•	Derecognizes all related debt, derivative liabilities, and unamortized debt discounts; and
•	Recognizes a gain or loss on debt extinguishment, if applicable.

For equity-based derivative liabilities (e.g., warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings.

Derivative Liability Balances

As of June 30, 2025 and December 31, 2024, the Company’s derivative liabilities were $322,710 and $338,061, respectively.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts (OID) and other debt discounts in accordance with FASB ASC 835-30, Interest—Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar.

Original Issue Discounts (OID)

For certain notes issued, the Company may provide the debt holder with an original issue discount (OID), which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the Consolidated Statements of Operations.

Stock and Other Equity Issued with Debt

The Company may issue common stock or other equity instruments in connection with debt issuance. When stock is issued, it is recorded at fair value and treated as a debt discount, reducing the carrying amount of the note. These discounts are amortized to interest expense over the life of the debt.

The combined debt discounts, including OID and stock-related discounts, cannot exceed the face amount of the debt (ASU 2020-06).

Debt Issuance Costs

Debt issuance costs, including fees paid to lenders or third parties, are capitalized as a debt discount and amortized to interest expense over the life of the debt. These costs are presented as a direct deduction from the carrying amount of the debt liability rather than as a separate asset.

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use (ROU) assets and lease liabilities in accordance with FASB ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate.

The Company classifies its leases as either operating or finance leases. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the consolidated balance sheet.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Short-Term Leases

The Company has elected the short-term lease exemption, whereby leases with a term of 12 months or less are not recorded on the balance sheet. Instead, lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised, as required by ASC 842-10-30-1. Factors considered include:

•	The useful life of leasehold improvements relative to the lease term,
•	The economic performance of the business at the leased location,
•	The comparative cost of renewal rates versus market rates, and
•	The presence of any significant economic penalties for non-renewal.

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

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment.

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three and six months ended June 30, 2025, and 2024 (See Note 9).

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Disaggregation of Revenues

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Revenue	% of Revenues	Revenue	% of Revenues

Personal security services	$1,724,272	100.00%	$3,035,924	100.00%
Total Sales	$1,724,272	100.00%	$3,035,924	100.00%

Cost of Goods Sold

Cost of sales is recognized in the same period as the related revenue in accordance with FASB ASC 705, Cost of Sales and Services. The Company regularly evaluates its cost structure to ensure efficient operational cost management.

Cost of sales primarily include automobile costs and wages/benefits paid to our employees.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The effect of a change in tax rates on deferred tax balances is recognized as income or expense in the period that includes the enactment date.

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740-10-25, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of December 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations. No interest and penalties were recorded for the three and six  months ended June 30, 2025 and 2024, respectively.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence.

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

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

At  June 30, 2025 and 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred, in accordance with ASC 720-35, "Advertising Costs." These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the  statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral.

The Company recognized $6,196 and $5,270 in marketing and advertising costs during the three months ended June 30, 2025 and 2024, respectively.

The Company recognized $24,538 and $21,049 in marketing and advertising costs during the six months ended June 30, 2025 and 2024, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model. However, if warrants meet the definition of derivative liabilities under ASC 815, “Derivatives and Hedging,” fair value is determined using a binomial pricing model or other appropriate valuation techniques, as required by ASC 815-40-15.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Accounting Treatment of Warrants

•	Warrants issued in conjunction with common stock issuance are initially recorded at fair value as a reduction in Additional Paid-In Capital (APIC).
•	Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists, as per ASC 718-10-25.
•	Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, "Earnings Per Share." The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

•	Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.
•	Losses are not allocated to participating securities.
•

The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported.

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

•

Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method.

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

•	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security.
•	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Warrants	2,270,000	1,625,000

Warrants included as commons stock equivalents represent those that are fully vested and exercisable.

Based on the potential common stock equivalents noted above at June 30, 2025, the Company has sufficient authorized shares of common stock (90,000,000) to settle any potential exercises of common stock equivalents.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

•	Standardizing and disaggregating rate reconciliation categories.
•	Requiring disclosure of income taxes paid by jurisdiction.

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

The Company adopted ASU 2023-07 on January 1, 2025. The adoption did not have a material impact on the Company's consolidated financial statements.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	June 30, 2025	December 31, 2024	Lives (Years)

Furniture and fixtures	$45,771	$37,271	7
Vehicles	165,001	171,901	5
	210,772	209,172
Accumulated depreciation	(119,317)	(104,172)
Total property and equipment - net	$91,455	$105,000

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $9,151 and $23,421, respectively.

Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $18,393 and $20,679, respectively.

During the six months ended June 30, 2025, the Company donated several vehicles to charitable organizations with a fair value of $3,652.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2025	December 31, 2024

Customer relationships	$-	$2,420,014
Supplier relationship	-	700,207
Employee expertise	-	1,719,807
Software development costs	-	99,609
	-	4,939,637
Less: accumulated depreciation	-	(2,851,363)
Less: impairment loss	-	(2,088,274)
Total property and equipment - net	$-	$2,088,274

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

During the three and six months ended June 30, 2025 and 2024, the Company recognized no impairment losses.

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

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Accounts payable and accrued liabilities	$765,574	$827,025
Cash overdraft	7,110	-
Payroll tax liabilities	2,561,164	1,729,120
Accrued interest payable	1,211,258	972,510
Accounts payable and accrued liabilities	$4,545,106	$3,528,655

As of June 30, 2025, the Company has accrued payroll and related payroll tax liabilities totaling $2,561,164. This amount includes $1,802,770 of payments made that were remitted on a timely basis to the appropriate taxing authorities during fiscal 2024, but subsequently refunded in error during the current year.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 6 – Debt

The following represents a summary of the Company’s debt (third party debt for notes payable and loan payables (including those owed on vehicles), including key terms, and outstanding balances at June 30, 2025 and December 31, 2024, respectively.

Notes Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of June 30, 2025 and December 31, 2024:

		June 30, 2025	December 31, 2024
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	148,946
Clearview	(d)	95,566	139,971
Total		367,485	411,890
Notes payable - current		367,485	411,890
Notes payable - long-term		$-	$-

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

(a)

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). The Company accrued interest payable of $82,394 and $67,759, respectively, on this note as of June 30, 2025 and December 31, 2024.

(b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through the promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by Sentinel Holdings Ltd, for an adjusted fair value of $182,773. As of June 30, 2025 and December 31, 2024, the note had an outstanding principal of $148,946, respectively.

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

(d)

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of June 30, 2025 and December 31, 2024, the note had an outstanding balance of $95,566 and $139,971, respectively.

(e)

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%.  The note was satisfied in full during the year ended December 31, 2024.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Loans Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  June 30, 2025 and December 31, 2024:

		June 30, 2025	December 31, 2024
Quattro Capital	(a)	$250,000	$250,000
Merchant cash advances	(b)	24,000	24,000
Vehicle loans	(c)	24,327	33,958
Bayview Funding	(d)	287,628	94,881
SBA Loan	(e)	67,800	67,800
Padilla	(f)	-	75,001
Total		653,755	545,640
Loans payable - current		(585,955)	(477,840)
Loans payable - long-term		$67,800	$67,800

(a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has included interest (including penalty interest) of $ 1,105,625 and $889,625 as of June 30, 2025 and December 31, 2024.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

(b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of June 30, 2025 and December 31, 2024, $24,000 and $24,000 remains outstanding, respectively.

(c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. At June 30, 2025 and December 31, 2024, the total amount outstanding is $24,327 and $33,958, respectively, with 5 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $392 to $1,075, with an aggregate monthly payment of $3,211. All loans have a term between 1 and 6 years.

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

As of June 30, 2025 and December 31, 2024, the principal balance was $287,628 and $94,881, respectively, and a reserve balance  maintained by the for $8,727 and $8,171 as of June 30, 2025 and December 31, 2024, respectively.

(e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of June 30, 2025 and December 31, 2024 is $11,401 and $9,920, respectively.

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

Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of June 30, 2025 and December 31, 2024, the Company accrued $3,073 and $2,693, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading day period ending on the conversion date per share. As of June 30, 2025 and December 31, 2024, the Company accrued $8,753 and $7,805, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

As of June 30, 2025, these notes remain outstanding and are in default.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

During the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, the Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option liabilities on both the commitment date and the remeasurement date with the following inputs:

	June 30, 2025	December 31, 2024

Expected term (years)	1.00	1.00
Expected volatility	29.8% - 63.7%	61.6% - 83.9%
Expected dividends	0.00%	0.00%
Risk free interest rate	3.96% - 4.03%	3.98% - 5.09%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at June 30, 2025 and December 31, 2024:

Derivative liabilities - December 31, 2023	$175,045
Fair value mark to market adjustment	163,016
Derivative liabilities - December 31, 2024	338,061
Fair value mark to market adjustment	(15,351)
Derivative liabilities - June 30, 2025	$322,710

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the three months ended June 30, 2025 and 2024, the Company recorded a change in fair of derivative liabilities – (losses)/gains of ($15,955) and ($141,671) respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded a change in fair of derivative liabilities – (losses)/gains of $15,351 and ($141,671) respectively.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 8 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$322,710	$322,710
Total	$-	$-	$322,710	$322,710

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$338,061	$338,061
Total	$-	$-	$338,061	$338,061

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Lessors classify leases as sales-type, direct financing, or operating leases based on whether they transfer risks, rewards, and control of the asset:

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

At lease commencement:

•	ROU assets and lease liabilities are initially measured at the present value of lease payments.
•	The Company primarily uses its incremental borrowing rate (IBR) to determine the present value of lease payments, except when an implicit rate is readily determinable.
•	The IBR is based on market data, adjusted for credit risk and lease term.

Practical Expedients and Lease Components

The Company applies certain practical expedients to simplify lease accounting:

•	Lease and non-lease components are combined for classification and measurement, except for direct sales-type leases and production equipment embedded in supply agreements.
•	Short-term leases (12 months or less, without purchase or renewal options) are not recorded on the balance sheet.

Lease Term and Expense Recognition

•	Lease liabilities include options to extend or terminate when reasonably certain of exercise.
•	Operating lease expense is recognized on a straight-line basis over the lease term and reported under general and administrative expenses.
•	Variable lease payments based on an index/rate are initially measured using the rate at lease commencement, with differences expensed as incurred.

Company Lease Commitments

As of June 30, 2024 and December 31, 2024, the Company had no finance leases under ASC 842.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The tables below present information regarding the Company's operating lease assets and liabilities at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$217,558	$259,666

Liabilities

Operating lease liability	$250,574	$291,169

Weighted-average remaining lease term (years)	2.59	3.08

Weighted-average discount rate	8.00%	8.00%

The components of lease expense were as follows:

	June 30, 2025	June 30, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$42,108	$42,108
Lease liability expense in connection with obligation repayment	10,986	$13,933
Total operating lease costs	$53,094	$56,041

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$51,581	$48,848
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Future minimum lease payments under non-cancellable leases for the six months ended June 30, 2025 were as follows:

2025 ( 6 Months)	$52,080
2026	107,020
2027	110,228
2028	9,208
Total undiscounted cash flows	278,536
Less: amount representing interest	(27,962)
Present value of operating lease liability	250,574
Less: current portion of operating lease liability	88,585
Long-term operating lease liability	$161,989

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2025 and December 31, 2024, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure, except for the following:

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

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 10 – Stockholders’ Deficit

At June 30, 2025 and December 31, 2024, respectively, the Company had three (3) classes of stock:

Preferred Stock

-	10,000,000 shares authorized
-	Par value - $0.001
-	Voting – none
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights - none

Preferred Stock – Series A

-	2,000,000 shares designated
-	400,000 issued and outstanding at June 30, 2025 and December 31, 2024, respectively.
-	Par value - $0.001
-	Voting – 30 votes per share
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights - none

Preferred Stock – Series B

-	1,000,000 shares authorized
-	65,000 and 50,000 issued and outstanding at June 30, 2025 and December 31, 2024, respectively.
-	Par value - $0.001
-	Voting – 10 votes per share
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion rights – 50:1 into common

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Common Stock

-	90,000,000 shares authorized
-	9,506,429 and 9,371,429 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.
-	Par value - $0.001
-	Voting - 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2025

Stock Issued for Cash – Common Stock

The Company issued 135,000 shares of common stock for $135,000 ($1/share).

Stock Issued for Services – Series B, Preferred Stock

The Company’s Class B Preferred Stock is not traded on a public exchange, and therefore lacks an observable market price. As a result, the Company determined its fair value to be $1/share, based on the most recent third-party cash offerings, which provide the best available evidence of fair value.

In accordance with ASC 470, Debt, this valuation also aligns with the preferred stock’s as-converted value, as each Class B Preferred Share converts into 50 shares of common stock. The $1/share valuation thus represents the most reliable measure of fair value on the acquisition date.

On June 24, 2025, the Company issued 15,000 shares of Class B Preferred Stock, with an aggregate fair value of $750,000. This valuation was also based on the most recent third-party cash offering price for the Company’s common stock, supporting its use as the best indicator of fair value.

The Company determined the valuation of this transaction as follows:

Quantity of Series B, preferred stock issued for services	15,000
Conversion ratio of Series B, preferred stock into common stock	50
Equivalent common stock	750,000
Cash offering price for common shares	$1.00
Value of Series B, preferred stock issued	$750,000

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company determined the valuation of this transaction as follows:

Quantity of Series B, preferred stock issued majority shareholder	50,000
Conversion ratio of Series B, preferred stock into common stock	50
Equivalent common stock	2,500,000
Cash offering price for common shares	$1.00
Value of Series B, preferred stock issued	$2,500,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Warrants

Warrant activity for the six months ended June 30, 2025, and the year ended December 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Vested and Exercisable - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Granted	1,270,000	$3.50
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300
Vested and Exercisable - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - June 30, 2025	2,270,000	$3.50	0.84	$4,767,000
Vested and Exercisable - June 30, 2025	2,270,000	$3.50	0.84	$4,767,000

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 11 – Subsequent Event

Issuance of Common Stock and Warrants for Cash

On July 23, 2025, the Company issued 85,000 units in a private offering. Each unit consisted of:

•	One share of common stock,
•	One warrant to purchase common stock, and
•	One pre-funded warrant to purchase one share of common stock at an exercise price of $0.001 per share.

The units were sold at a price of $1/, resulting in proceeds of $85,000.

The common stock warrants are fully vested and exercisable immediately at an exercise price of $3.50 per share, expiring on October 30, 2026.

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

As of June 30, 2025, the Company’s primary business is providing armed and unarmed security services through its subsidiary, United Security Specialists Inc. (“USS”). USS offers professional security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. USS operates primarily in California and serves a diverse clientele, including businesses, residential communities, and event organizers.

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

Financial Condition

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the three and six months ended June 30, 2025, the Company had:

•	Net loss including non-controlling interest of $2,006,886; and
•	Net cash used in operations was $419,522

Additionally, at June 30, 2025, the Company had:

•	Accumulated deficit of $24,270,052
•	Stockholders’ deficit of $5,452,558; and
•	Working capital deficit of $5,531,782

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $0 at June 30, 2025.

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

Results of Operations – Three Months Ended June 30, 2025 and 2024

Sales - net

We had net sales of $877,856 for the three months ended June 30, 2025, as compared to $1,083,371 for the three months ended June 30, 2024, a decrease of $205,515. This decrease in revenue was due to the loss of a material customer.

Cost of Goods Sold

Cost of Goods Sold for the three months ended June 30, 2025, was $659,037, as compared to $1,154,705 for the three months ended June 30, 2024 a decrease of $495,668.  The primary reason for the decrease was due to a reduction in employee compensation and loss of a material customer.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2025, were $1,464,770 a decrease of $740,981, or 33.59%, compared to $2,205,751 for the three months ended June 30, 2024.  The primary reason for the decrease was due to general and administrative expenses from operations primarily related due to compensation (unrelated to cost of goods sold) and professional fees.

Other Income (Expense) - Net

The Company had other expenses - net of $142,772 for the three months ended June 30, 2025 as compared to $518,646 for the three months ended June 30, 2024, an decrease of $375,874 This included decreases for interest expense (less debt outstanding), change in fair value of derivative liabilities (mark to market adjustment), and other income by $240,130, $125,716 and $10,028, respectively.

Net Loss including Non-Controlling Interest

Net loss including non-controlling interest was ($1,388,723) for the three months ended June 30, 2025 as compared to net loss including non-controlling interest of $2,795,731 for the three months ended June 30, 2024.  The net decrease was $1,407,008 or 50.33%.  See above for additional discussion.

Results of Operations – Six Months Ended June 30, 2025 and 2024

Sales - net

We had net sales of $1,724,272 for the six months ended June 30, 2025, as compared to $3,035,924 for the six months ended June 30, 2024, a decrease of $1,311,652. This decrease in revenue was due to the loss of a material customer.

Cost of Goods Sold

Cost of Goods Sold for the six months ended June 30, 2025, was $1,469,820, as compared to $2,436,481 for the six months ended June 30, 2024 a decrease of $966,661.  The primary reason for the decrease was due to a reduction in employee compensation and loss of a material customer.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2025, were $2,041,075 a decrease of $366,084, or 15.21%, compared to $2,407,159 for the six months ended June 30, 2024.  The primary reason for the decrease was due to general and administrative expenses from operations primarily related due to compensation (unrelated to cost of goods sold) and professional fees.

Other Income (Expense) - Net

The Company had other expenses - net of ($220,263) for the six months ended June 30, 2025 as compared to other income – net of $364,465 for the six months ended June 30, 2024, resulting in a net decrease from other income – net to other expense - net of $584,728. This included decreases for interest expense (less debt outstanding), change in fair value of derivative liabilities (mark to market adjustment), other income, as well as PPP loan forgiveness by $326,803, $157,022, 22,821 and $1,091,374, respectively.

Net Loss including Non-Controlling Interest

Net loss including non-controlling interest was ($2,006,886) for the six months ended June 30, 2025 as compared to net loss including non-controlling interest of $1,443,251 for the six months ended June 30, 2024.  The net decrease was $563,635 or 39.05%.  See above for additional discussion.

Liquidity and Capital Resources

At June 30, 2025, the Company had $0 in cash and reflected a cash overdraft of $7,110.

For the six months ended June 30, 2025 and 2024, the Company reflected the following balances and changes:

Operating Activities:

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating activities
Net income (loss) - including non-controlling interest	$(2,006,886)	$(1,443,251)	$(563,635)	39.05%
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation and amortization	18,393	20,679	(2,286)	-11.06%
Amortization of operating lease - right-of-use asset	42,108	45,212	(3,104)	-6.87%
Amortization of debt discount	-	70,032	(70,032)	-100.00%
Bad debt expense	-	39,052	(39,052)	-100.00%
Warrants issued for services rendered	-	1,138,500	(1,138,500)	-100.00%
Stock issued for services	750,000	-	750,000	0.00%
Stock based compensation expense (benefit)	-	(498)	498	-100.00%
Change in fair value of derivative liabilities	(15,351)	141,671	(157,022)	-110.84%
Non-cash charitable contribution	3,652	23,421	(19,769)	-84.41%
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(186,628)	421,575	(608,203)	-144.27%
Prepaids and other	(556)	13,795	(14,351)	-104.03%
Increase (decrease) in
Accounts payable and accrued expenses	1,009,341	41,171	968,170	2351.58%
Deferred revenue	7,000	-	7,000	0.00%
Operating lease liability	(40,595)	(42,468)	1,873	-4.41%
Net cash provided by (used in) operating activities	(419,522)	468,891	$(888,413)	-189.47%

Investing Activities:

	For the Six Months Ended March 31,
	2025	2024	$ Change	% Change
Investing activities
Purchase of fixed assets	(8,500)	-	$(8,500)	0.00%
Net cash used provided by (used in) investing activities	(8,500)	-	$(8,500)	0.00%

Financing Activities:

	For the Six Months Ended March 31,
	2025	2024	$ Change	% Change
Repayment of notes payable	(44,405)	(519,550)	475,145	-91.45%
Proceeds from notes payable	-	348,874	(348,874)	-100.00%
Proceeds from loans	1,026,847	(7,960)	1,034,807	-13000.09%
Repayment of loans	(918,732)	(235,844)	(682,888)	289.55%
Repayment of loans - related party	-	-	-	0.00%
Proceeds from sale of common stock	135,000	75,000	60,000	80.00%
Cash overdraft	7,110	-	7,110	0.00%
Net cash used in financing activities	205,820	(339,480)	545,300	-160.63%

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

Recent Accounting Pronouncements

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

•	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”
•	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
•

Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

•	Requiring enhanced disclosures of significant segment expenses.
•	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2023-07 on January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Transactions

At June 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure and Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a ,et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of June 30, 2025.

Material weakness identified:

•

The Company recognizes that due to its limited number of personnel, there are inherent challenges in achieving complete segregation of duties within the financial reporting process. Management continues to evaluate opportunities to enhance internal controls to mitigate these challenges.

•

The Company’s internal control processes did not identify certain journal entries, which were subsequently brought to management’s attention by the external auditor. All proposed adjustments were recorded. Management is reviewing its processes to strengthen controls and ensure greater accuracy moving forward.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2025, the Company was engaged in litigation with Strategic Funding Source, Inc. d/b/a Kapitus, a New York Corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona Corporation, Sentinel Holdings Ltd. a Nevada Corporation and Matthew C. Materazo an individual Case No. 24cv438754.  A Cross-Complaint was filed in this proceeding by Gladiator Solutions, Inc. and  Sentinel Holdings Ltd. against Matthew C. Materazo.  This litigation involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders.  This complaint was initially filed by Strategic Funding Source against Gladiator Solutions for breach of a loan agreement.  The plaintiff alleges Gladiator owes $100,098.  The Plaintiff also added James Maritime Holdings as an “alter ego” defendant and asserts claims against Matt Materazo to enforce a personal guaranty on the subject loan.  The Company filed an Answer to the Complaint, asserting that Gladiator’s former President Matt Materazo obtained the loan without authority or consent from Gladiator or James Maritime, and the Company filed a Cross-Complaint against Matt Materazo for this unauthorized loan.  We believe a settlement with the plaintiff can be reached, and we plan to pursue claims against Mr. Materazo for indemnity for any payments made by Gladiator to settle this case.  Mr. Materazo has indicted that he will seek the Court’s permission to file various counterclaims against James Maritime Holdings, which will be challenged and contested by the Company.

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

Redwood Fire & Casualty Ins. Co. v. United Security Specialists, Inc.is a case against USS and Sentinel Holdings Ltd for unpaid workers comp insurance premiums.  The unpaid balance was $36,947.  The Company negotiated a settlement for this claim. .

Saratoga Office Center Corp.  v. United Security Specialists and James Maritime Holdings is a claim filed by the prior landlord against USS for unpaid office rent.  The total amount allegedly owed was $124,358.  The Company negotiated a settlement for this claim.

The Company is engaged in litigation with Mercy Falls, LLC in the matter Mercy Falls, LLC v. United Security Specialists, Inc., et al.  In that case, Mercy Falls LLC asserts that United Security Specialists breached the terms of a consulting agreement and asserts damages of approximately $140,000.  The Company denies the claims asserted by Mercy Falls, LLC and intends to defend itself against the claims and may assert counterclaims against Mercy Falls, LLC.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 24, 2025, we issued 15,000 shares of Series B, Preferred stock to Orion 4, LLC, having a fair value of $750,000 for services rendered.

On June 28, 2025, we issued 135,000 shares of common stock for $135,000.

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

Related Party Controlling Stockholder

As of August 14, 2025, Padang Padang, Ltd. beneficially owned 400,000 shares of Series A, preferred stock, each of which carries 30 votes per share, resulting in 12,000,000 voting rights. In addition, Padang Padang, Ltd. holds 50,000 shares of Series B Preferred Stock, which are convertible into common stock at a ratio of 50:1 and entitle the holder to an additional 2,500,000 votes.

As a result, Padang Padang, Ltd. controls an aggregate of 14,500,000 votes, representing a majority of the Company’s total voting power. Accordingly, Padang Padang, Ltd. has the ability to determine or significantly influence the outcome of matters submitted to a vote of the Company’s stockholders, including the election of directors and approval of significant corporate transactions. The Company is therefore considered to be under the control of Padang Padang, Ltd. for financial reporting purposes.

There have been no transactions with this stockholder during the six months ended June 30, 2025.

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

Sentinel Holdings Ltd

Date: August 14, 2025	By:	/s/ Kyle Madej
Kyle Madej
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyle Madej	President	August 14, 2025
Kyle Madej	(Principal Executive Officer and Principal Financial Officer)

