Form 10-Q
period 2025-09-30
Sentinel Holdings Ltd.
filed 2025-11-19
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-282424

SENTINEL HOLDINGS LTD F/K/A JAMES MARITIME HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

1793 Lafayette Street, 2nd Floor

Santa Clara, CA 95050

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 750-0038

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

As of November 19, 2025, there were 9,506,429 shares of our common stock, par value $0.001 per share outstanding, 400,000 shares of our Series A preferred stock, par value $0.001 outstanding, and 65,000 shares of our Series B, preferred stock, par value $0.001 outstanding.

SENTINEL HOLDINGS LTD

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Page 2 of 71

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SENTINEL HOLDINGS, LLC AND SUBSIDIARIES

(F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

Page 3 of 71

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)

Assets

Current Assets
Cash	$260,443	$222,202
Accounts receivable (net)	326,444	224,704
Prepaid expenses and other	9,042	8,171
Total current assets	595,929	455,077

Property and Equipment (Net)	111,417	105,000

Operating Lease - Right-of-Use Asset	196,504	259,666

Total Assets	$903,850	$819,743

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,793,811	$3,528,655
Notes payable	326,334	411,890
Loans payable	603,876	477,840
Convertible notes payable	35,000	35,000
Operating lease liability	79,403	83,362
Derivative liabilities	315,034	338,061
Total current liabilities	6,153,458	4,874,808

Long Term Liabilities
Loans payable (net)	-	67,800
Operating lease liability	150,000	207,807
Total long term liabilities	150,000	275,607

Total Liabilities	6,303,458	5,150,415

Commitments and Contingencies	-	-

Stockholders' Deficit
Series A Preferred Stock ($0.001 par value; 2,000,000 shares authorized; 400,000 shares issued and outstanding)	400	400
Series B Preferred Stock ($0.001 par value; 1,000,000 shares authorized; 65,000 and 50,000 shares issued and outstanding, respectively)	65	50
Common Stock ($0.001 par value; 90,000,000 shares authorized; 9,506,429 and 9,371,429 shares issued and outstanding, respectively)	9,506	9,371
Additional paid-in capital	20,782,032	18,212,182
Accumulated deficit	(24,894,265)	(22,291,520)
Subscription Receivable	(1,000,000)	-
Stockholders' deficit	(5,102,262)	(4,069,517)
Non-controlling interest	(297,346)	(261,155)
Total Stockholders' deficit	(5,399,608)	(4,330,672)

Total Liabilities and Stockholders' Deficit	$903,850	$819,743

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Page 4 of 71

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Sales (Net)	$870,215	$989,486	$2,594,487	$4,025,410

Cost of Goods Sold	516,709	975,139	1,986,529	3,411,620

Gross Profit	353,506	14,347	607,958	613,790

General and Administrative Expenses	849,135	3,033,815	2,890,210	5,440,974

Loss From Operations	(495,629)	(3,019,468)	(2,282,252)	(4,827,184)

Other Income (Expense)
Interest expense	(128,083)	(199,912)	(376,956)	(775,588)
Change in fair value of derivative liabilities	7,676	(49,812)	23,027	(191,483)
Other income (expense)	(16,014)	(198)	(2,755)	(9,760)
PPP loan forgiveness	-	-	-	1,091,374
Other income (expense) (net)	(136,421)	(249,922)	(356,684)	114,543

Net Income (Loss) Including Non-Controlling Interest	(632,050)	(3,269,390)	(2,638,936)	(4,712,641)

Non-Controlling Interest	(7,837)	-	(36,191)	-

Net Income (Loss) Available to Common Shareholders	$(624,213)	$(3,269,390)	$(2,602,745)	$(4,712,641)

Income (Loss) Per Common Shares - Basic and Diluted	$(0.07)	$(0.37)	$(0.30)	$(0.53)

Weighted Average Number of Common Shares - Basic
and Diluted	9,506,429	8,939,799	9,438,929	8,818,430

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Page 5 of 71

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

										Total
										Equity (Deficit)
							Additional			Attributable	Non-	Total
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Paid-In	Subscription	Accumulated	To The	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	Equity (Deficit)

January 1, 2025	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$-	$(22,291,520)	$(4,069,517)	$(261,155)	$(4,330,672)

Net income (loss)	-	-	-	-	-	-	-	-	(607,064)	(607,064)	(11,099)	(618,163)

March 31, 2025	400,000	400	50,000	50	9,371,429	9,371	18,212,182	-	(22,898,584)	(4,676,581)	(272,254)	(4,948,835)

Net income (loss)	-	-	-	-	-	-	-	-	(1,371,468)	(1,371,468)	(17,255)	(1,388,723)
Sale of Common Stock	-	-	-	-	135,000	135	134,865	-	-	135,000	-	135,000
Sale of Preferred Stock - Series B	-	-	15,000	15	-	-	749,985	-	-	750,000	-	750,000

June 30, 2025	400,000	400	65,000	65	9,506,429	9,506	19,097,032	-	(24,270,052)	(5,163,049)	(289,509)	(5,452,558)

Net income (loss)	-	-	-	-	-	-	-	-	(624,213)	(624,213)	(7,837)	(632,050)
Sale of warrants	-	-	-	-	-	-	1,685,000	(1,000,000)	-	685,000	-	685,000
										-		-
September 30, 2025	400,000	$400	65,000	$65	9,506,429	$9,506	$20,782,032	$(1,000,000)	$(24,894,265)	$(5,102,262)	$(297,346)	$(5,399,608)

January 1, 2024	400,000	$400	-	$-	9,064,129	$9,064	$13,769,537	$-	$(13,915,927)	$(136,926)	$(186,196)	$(323,122)

Net income (loss)	-	-	-	-	-	-	-	-	1,352,480	1,352,480	-	1,352,480
Shares issued	-	-	-	-	368,967	369	-	-	-	369	-	369
Shares cancelled	-	-	-	-	(866,667)	(867)	-	-	-	(867)	-	(867)

March 31, 2024	400,000	400	-	-	8,566,429	8,566	13,769,537	-	(12,563,447)	1,215,056	(186,196)	1,028,860

Net income (loss)	-	-	-	-	-	-	-	-	(2,795,731)	(2,795,731)	-	(2,795,731)
Shares issued for cash	-	-	-	-	175,000	175	174,825	(100,000)	-	75,000	-	75,000
Warrants issued for services	-	-	-	-	-	-	1,138,500	-	-	1,138,500	-	1,138,500

June 30, 2024	400,000	400	-	-	8,741,429	8,741	15,082,862	(100,000)	(15,359,178)	(367,175)	(186,196)	(553,371)

Net income (loss)	-	-	-	-	-	-	-	-	(3,269,390)	(3,269,390)	-	(3,269,390)
Shares issued for cash	-	-	-	-	310,000	310	309,690	100,000	-	410,000	-	410,000
Shares issued for services	-	-	50,000	50	-	-	2,499,950	-	-	2,500,000	-	2,500,000

September 30, 2024	400,000	$400	50,000	$50	9,051,429	$9,051	$17,892,502	$-	$(18,628,568)	$(726,565)	$(186,196)	$(912,761)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Page 6 of 71

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2025	2024

Cash Flows From Operating Activities
Net income (loss) (Including non-controlling interest)	$(2,638,936)	$(4,712,641)
Adjustments to reconcile net income (loss) to net cash flow from operating activities
Depreciation and amortization	34,310	31,018
Amortization of operating lease right-of-use asset	63,162	66,266
Amortization of debt discount	-	70,032
Bad debt expense	-	39,052
Warrants issued for services rendered	-	1,138,500
Stock-based compensation expense	-	2,499,502
Change in operating lease liability	(3,959)	(60,576)
Change in derivative liabilities	(80,834)	191,483
Non-cash charitable contribution	-	23,421
Changes in operating assets and liabilities
Accounts receivable	(101,740)	510,580
Prepaid expenses and other	(871)	23,925
Accounts payable and accrued expenses	1,265,156	230,460
Net cash provided by (used in) operating activities	(1,463,712)	51,022

Cash Flows From Investing Activities
Purchase of fixed assets	(40,727)	-
Net cash provided by (used in) investing activities	(40,727)	-

Cash Flows From Financing Activities
Sale of Common Stock	135,000	485,000
Sale of Preferred Stock - Series B	750,000	-
Sale of warrants	685,000	-
Notes payable - Borrowings	-	348,874
Notes payable - Repayments	(85,556)	(529,044)
Loans - Borrowings	58,236	-
Loans - Repayments	-	(310,909)
Loans - Repayments - Related Party	-	(7,960)
Net cash provided by (used in) financing activities	1,542,680	(14,039)

Net increase (decrease) in cash	38,241	36,983

Cash - Beginning of Period	222,202	45,551

Cash - End of Period	$260,443	$82,534

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$135,032
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Page 7 of 71

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization

The accompanying consolidated financial statements include the accounts of Sentinel Holdings Ltd (“Sentinel Holdings”) and its majority-owned subsidiaries, United Security Specialists Inc. (“USS”) and Gladiator Solutions Inc. (“Gladiator”) (collectively “Sentinel Holdings Ltd” or the “Company”). Sentinel Holdings was incorporated in the State of Nevada on January 23, 2015.

Effective April 2, 2025. the Company effectuated a name change from James Maritime Holdings, Inc. to Sentinel Holdings Ltd. The name change was conducted in order to better reflect the current business activities of the Company and provide better transparency to the markets and our shareholders. The Company is currently awaiting approval from FINRA regarding this name change.

Nature of Operations

Our lines of business consist of the following:

•	USS

Provides professional security personnel enhanced by smartphone-based security applications.

•	Gladiator

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

Page 8 of 71

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30,  2025 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements for the nine months ended September 30, 2025, the Company had:

•	Net loss of $2,638,936; and

•	Net cash used in operations of $1,463,712.

Additionally, at September 30, 2025, the Company had:

•	Accumulated deficit of $24,894,265;

•	Stockholders deficit of $5,399,608; and

•	Working capital deficit of $5,557,529.

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

Page 9 of 71

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $260,443 at September 30, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, cash flows and cash usage forecasts through December 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

Management’s strategic plans include the following:

•	Expand into new and existing markets;

•	Obtain additional debt and/or equity-based financing;

•	Collaborations with other operating businesses for strategic opportunities; and

•	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its majority-owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, Consolidation.

Page 10 of 71

In accordance with ASC 810-10, consolidation applies to:

•	Entities with more than 50% voting interest, unless control is not with the Company; and

•	Variable Interest Entities where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation in accordance with ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Non-Controlling Interests in the consolidated financial statements.

For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company’s allocation to the non-controlling interest represents ownership of 87% of Gladiator Solutions, Inc.  The following table sets for the changes in non-controlling interest for the three and nine months ended September 30, 2025 and December 31, 2024:

Non-Controlling
Interest
Balance at December 31, 2024	$(261,155)
Net loss attributable to non-controlling interest	(11,099)
Balance at March 31, 2025	(272,254)
Net loss attributable to non-controlling interest	(17,255)
Balance at June 30, 2025	(289,509)
Net loss attributable to non-controlling interest	(7,837)
Balance at September 30, 2025	$(297,346

Page 11 of 71

Business Segments and Expense Disclosure

Application of ASU 2023-07 – Segment Reporting

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

Application of ASU 2023-07 – Segment Expense Disclosure Requirements

ASU 2023-07, Improvements to Reportable Segment Disclosures, enhances segment reporting by requiring public entities to disclose significant segment expenses that are regularly reviewed by the CODM. However, under ASC 280-10-50-31, these requirements apply only to entities with multiple reportable segments. Since the Company operates as a single reportable segment, it is not required to disclose segment expenses separately.

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

Page 12 of 71

Significant estimates for the nine months ended September 30, 2025 and 2024 include:

•	Allowance for doubtful accounts and other receivables;

•	Valuation of loss contingencies;

•	Valuation of stock-based compensation;

•	Estimated useful lives of property and equipment;

•	Impairment of intangible assets;

•	Implicit interest rate in right-of-use operating leases;

•	Uncertain tax positions; and

•	Valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions, supply chain constraints, and liquidity challenges.

In accordance with ASC 275, Risks and Uncertainties, the Company evaluates and discloses risks that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in sales and earnings include:

•	Industry Cyclicality (ASC 275-10-50-6) – The Company's financial performance is affected by industry trends, seasonality, and shifts in market demand;

•

Macroeconomic Conditions (ASC 275-10-50-8) – Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams

•

Pricing Volatility (ASC 275-10-50-4) – The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability

Page 13 of 71

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

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

Fair Value Hierarchy

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

•	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable; and

•	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

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

Page 14 of 71

Financial Instruments Carried at Historical Cost

The Company’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances), are recorded at historical cost. As of September 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

At September 30, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

During the nine months ended September 30, 2025 and 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

The Company accounts for accounts receivable in accordance with ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable.

Page 15 of 71

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

•	A review of outstanding accounts;

•	Historical collection experience; and

•	Current economic conditions.

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible.

Allowance for doubtful accounts was zero at both September 30, 2025 and December 31, 2024, respectively.

The following is a summary of the Company’s accounts receivable at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Accounts receivable	$326,444	$224,704
Less: allowance for doubtful accounts	-	-
Accounts receivable - net	$326,444	$224,704

The Company has assessed the applicability of ASC 326, Financial Instruments - Credit Losses, which requires an expected credit loss model for financial assets measured at amortized cost. However, ASC 326 primarily applies to financial institutions and entities with long-term financing receivables.

Since the Company’s accounts receivable are short-term trade receivables that do not meet the scope requirements of ASC 326, it continues to apply the incurred loss model under ASC 310 for estimating credit losses.

For the three and nine months ended September 30, 2025 and 2024, no such losses were recorded.

Page 16 of 71

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with ASC 275-10, Risks and Uncertainties. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

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

The Company has the following concentrations related to its accounts receivable greater than 10% of their respective totals:

	Nine Months Ended September 30,	Year Ended December 31,
Customer	2025	2024
A	29.92%	56.97%
B	21.81%	0.00%
C	0.00%	18.99%
D	0.00%	11.28%
Total	51.73%	87.24%

Page 17 of 71

The company has the following concentrations related to its sales greater than 10% of their respective totals:

	Nine Months Ended September 30,
Customer	2025	2024
A	10.20%	32.89%
B	14.15%	0.00%
C	0.00%	10.82%
Total	24.35%	43.71%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

•	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts; and

•	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.

The Company continuously monitors these risks and adjusts its business strategies to reduce its exposure to customer, credit, and supplier risks, ensuring financial stability and operational continuity.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy.

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

There were no impairment losses for the three and nine months ended September 30,  2025 and 2024, respectively.

Page 18 of 71

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

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

There were no impairment losses for the three and nine months ended June 30, 2025 and 2024, respectively.

Derivative Liabilities

The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

Accounting for Derivative Liabilities

Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement. The Company uses a binomial pricing model to determine the fair value of these instruments.

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

Page 19 of 71

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings.

Derivative Liability Balances

Derivative liabilities were $315,034 and $338,061 at September 30, 2025 and December 31, 2024, respectively.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts and other debt discounts in accordance with ASC 835-30, Interest - Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar.

Original Issue Discounts

For certain notes issued, the Company may provide the debt holder with an original issue discount, which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the Consolidated Statements of Operations.

Stock and Other Equity Issued with Debt

The Company may issue common stock or other equity instruments in connection with debt issuance. When stock is issued, it is recorded at fair value and treated as a debt discount thereby reducing the carrying amount of the note. These discounts are amortized to interest expense over the life of the debt.

Combined Debt Discounts

The combined debt discounts, including original issue discounts and stock-related discounts, cannot exceed the face amount of the debt as prescribed by ASU 2020-06.

Debt Issuance Costs

Debt issuance costs, including fees paid to lenders or third parties, are capitalized as a debt discount and amortized to interest expense over the life of the debt. These costs are presented as a direct deduction from the carrying amount of the debt liability rather than as a separate asset.

Page 20 of 71

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use assets and lease liabilities in accordance with ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate.

The Company classifies its leases as either operating or finance leases. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the consolidated balance sheet.

Short-Term Leases

The Company has elected the short-term lease exemption, whereby leases with a term of twelve months or less are not recorded on the balance sheet. Instead, lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised as required by ASC 842-10-30-1. Factors considered include:

•	The useful life of leasehold improvements relative to the lease term;

•	The economic performance of the business at the leased location;

•	The comparative cost of renewal rates versus market rates; and

•	The presence of any significant economic penalties for non-renewal.

If a renewal option is deemed reasonably certain to be exercised, the right-of-use asset and lease liability reflect those additional future lease payments. The Company's operating leases contain renewal options with no residual value guarantees.  Currently, management does not expect to exercise any renewal options, which are therefore excluded in the measurement of lease obligations.

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment.

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates right-of-use assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of right-of-use assets were recognized for the three and nine months ended September 30, 2025, and 2024 (See Note    9    ).

Page 21 of 71

Revenue Recognition

Overview

Under the provisions of ASC 606, Revenue from Contracts with Customers, revenue is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives, discounts, rebates, and amounts collected on behalf of third parties.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under ASC 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

Core Concepts Of The Company’s Revenue Recognition Policy

The following core concepts contained within the Company revenue recognition policy directly correspond to the five core revenue recognition principles promulgated by ASC 606:

a) Identify the contract with a customer

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

b) Identify the performance obligations in the contract

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

Page 22 of 71

c) Determine the transaction price

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

d) Allocate the transaction price to performance obligations in the contract

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

e) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Page 23 of 71

Applicability Of Revenue Recognition Concepts By Subsidiary

a) USS

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

The Company’s typical services contract for the guard business is for one month at the start of the engagement of services and then goes month-to-month thereafter. Revenues are net 30 after the services are provided for any 30-day period. The Company often times use a factoring bank on receivables due to the requirement that it fronts the guard expenses for the initial 30 days. There is no required revenue recognition after the completion of the initial 30-day contract.

b) Gladiator

Net revenues from Gladiator primarily consisted of sales of personal protective products, including armor, plates, helmets, shields, and accessories shipped directly to customers. All revenue transactions for Gladiator comprise a single performance obligation, which consists of the sale of products to customers either through wholesale, intermediary, or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In all of the Company’s revenue channels, transfer of control takes place at the point of sale upon shipment to customer.

Cost of Goods Sold

Cost of sales is recognized in the same period as the related revenue in accordance with ASC 705, Cost of Sales and Services. The Company regularly evaluates its cost structure to ensure efficient operational cost management.

Cost of sales consists primarily of personnel costs (wages and benefits) and automobile costs.

Page 24 of 71

Income Taxes

Overview

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse.

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

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations. No interest and penalties were recorded for the three and nine  months ended September 30, 2025 and 2024, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses, tax credits, and deductible temporary differences. A valuation allowance is recorded if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence.

Page 25 of 71

Factors Considered in the Valuation of Deferred Tax Assets

The Company evaluates multiple factors when determining whether a valuation allowance is necessary, including:

•	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period;

•	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions;

•	Statutory carryforward periods for net operating losses and other deferred tax assets;

•	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets;

•	Nature and predictability of temporary differences and the timing of their reversal; and

•	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks.

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, a valuation allowance determination is not solely based on past losses. All available positive and negative evidence is considered.

Determination of the Valuation Allowance for Deferred Taxes

At  September 30, 2025 and 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in no net loss carry-forward amounts. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the  statements of operations.

The Company expenses all direct-response advertising costs, as they do not meet the criteria for deferral.

Page 26 of 71

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation  using the fair value-based method. Under this guidance, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period.

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

Page 27 of 71

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

Page 28 of 71

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

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

•	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security.
•	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable.

Page 29 of 71

The following potentially dilutive equity securities outstanding as of September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Warrants	4,140,000	1,625,000

Warrants included as commons stock equivalents represent those that are fully vested and exercisable.

Based on the potential common stock equivalents noted above at September 30, 2025, the Company has sufficient authorized shares of common stock (90,000,000) to settle any potential exercises of common stock equivalents.

Subscriptions Receivable

The Company records  the issuance of financial instruments as of the effective date. If the amounts are not funded upon issuance, the Company records a subscription receivable or shareholder receivable as an asset on the balance sheet. When subscription receivables or shareholder receivables are not received prior to the balance sheet date the subscription or shareholder receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet in conformity with the provisions of ASC 505, Equity,.

Related Parties

The Company defines related parties in accordance with ASC 850, "Related Party Disclosures," and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

·	Principal owners of the Company.
·	Members of management (including directors, executive officers, and key employees).
·	Immediate family members of principal owners and members of management.
·	Entities affiliated with principal owners or management through direct or indirect ownership.
·	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

Page 30 of 71

The Company discloses all material related party transactions, including:

·	The nature of the relationship between the parties.
·	A description of the transaction(s), including terms and amounts involved.
·	Any amounts due to or from related parties as of the reporting date.
·	Any other elements necessary for a clear understanding of the transactions' effects on the financial statements.

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

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

·	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, "Receivables."
·	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
·

Updates the accounting guidance under ASC 326, "Financial Instruments – Credit Losses," to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

·	Requiring enhanced disclosures of significant segment expenses.
·	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements.

Page 31 of 71

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

·	Standardizing and disaggregating rate reconciliation categories.
·	Requiring disclosure of income taxes paid by jurisdiction.

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

Other Recent Updates

Various other ASUs have been issued that primarily contain technical corrections or industry-specific guidance. These updates are either not applicable to the Company or not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Page 32 of 71

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024	Estimated Useful Lives (Years)

Furniture and fixtures	$37,271	$37,271	7
Vehicles	205,728	171,901	5
	242,999	209,172
Accumulated depreciation	(131,582)	(104,172)
Total property and equipment - net	$111,417	$105,000

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $10,286 and $10,339, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $34,310 and $31,018, respectively.

During the nine months ended September 30, 2025, the Company donated several vehicles to charitable organizations with a book value of $3,652.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Page 33 of 71

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2025	December 31, 2024

Customer relationships	$2,420,014	$2,420,014
Supplier relationship	700,207	700,207
Employee expertise	1,719,807	1,719,807
Software development costs	99,609	99,609
	4,939,637	4,939,637
Less: accumulated depreciation	(2,851,363)	(2,851,363)
Less: impairment loss	(2,088,274)	(2,088,274)
Total intangible assets - net	$-	$-

During the three and six months ended September 30, 2025 and 2024, the Company recognized no impairment losses.

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

Page 34 of 71

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Accounts payable and accrued liabilities	$724,916	$827,025
Payroll tax liabilities	2,740,809	1,729,120
Accrued interest payable	1,328,086	972,510
Accounts payable and accrued liabilities	$4,793,811	$3,528,655

As of September 30, 2025, the Company has accrued payroll and related payroll tax liabilities totaling $2,740,809. This amount includes $1,802,771 of payments made that were remitted on a timely basis to the appropriate taxing authorities during fiscal 2024, but subsequently refunded to the Company in error during the current year.

In March 2025, the Company became aware of this error. In response, management has initiated a review of its payroll tax processes and is engaging external advisors to help address the non-compliance and communicate with the relevant tax authorities. The Company anticipates reaching an agreement on a repayment plan.

Because of this non-compliance, the Company may incur penalties and interest in connection with accrued payroll tax liabilities of approximately $822,000, which at this time, we are unable to estimate.

Page 35 of 71

NOTE 6 – DEBT

The following represents a summary of the Company’s debt (third party debt for notes payable and loan payables (including those owed on vehicles), including key terms, and outstanding balances as of September 30, 2025 and December 31, 2024, respectively.

Notes Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of September 30, 2025 and December 31, 2024:

		September 30, 2025	December 31, 2024
Kapitus	(a)	$122,973	$122,973
Henry Sierra	(b)	148,946	148,946
Clearview	(c)	54,415	139,971
Total		326,334	411,890
Notes payable - current		326,334	411,890
Notes payable - long-term		$-	$-

a)

On September 15, 2022, Gladiator received additional funding of $150,000 from their supplier, Kapitus Servicing Inc. The Company agreed to pay back the note in weekly installments of $3,003, which includes interest, for a total term of 15 months from commencement. The interest paid over the maturity period totals $45,000 (24% per annum). The Company accrued interest payable of $89,795 and $67,759, respectively, on this note as of September 30, 2025 and December 31, 2024.

b)

On September 23, 2021, Mr. Sierra resigned from his position of employment with USS. As a result, USS agreed to repurchase 100 shares of common stock held by Mr. Sierra and in exchange, issued a promissory note with a repurchase amount of $637,500. The repurchase amount was reduced by $405,545 as a result of distributions to Mr. Sierra from the Company. The remaining value of $231,955 is to be repaid through a promissory note. This note bears no interest and monthly installment payments are payable over 4 years beginning November 15, 2021. The promissory note was discounted at 6% prior to acquisition, however, was recognized at fair value upon the acquisition of USS by Sentinel Holdings Ltd, for an adjusted fair value of $182,773. As of September 30, 2025 and December 31, 2024, the note had an outstanding principal of $148,946, respectively.

c)

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matured in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of September 30, 2025 and December 31, 2024, the note had an outstanding balance of $54,415 and $139,971, respectively.

d)

On October 31, 2023, Sentinel Holdings, Inc. entered into a promissory note agreement with Padang Padang, LTD for $48,874, which matured on October 31, 2028. The note bears an interest rate of $4.36%. The note was satisfied in full during the year ended December 31, 2024.

Page 36 of 71

Loans Payable

The following table summarizes the outstanding notes payable amount owed by the Company as of  September 30, 2025 and December 31, 2024:

		September 30, 2025	December 31, 2024
Quattro Capital	(a)	$250,000	$250,000
Merchant cash advances	(b)	24,000	24,000
Vehicle loans	(c)	44,361	33,958
Bayview Funding	(d)	216,196	94,881
SBA Loan	(e)	67,800	67,800
Padilla	(f)	-	75,001
Other		1,519	0
Total		603,876	545,640
Loans payable - current		(603,876)	(477,840)
Loans payable - long-term		$0	$67,800

a)

On December 9, 2022, Gladiator entered into a collateralized loan of the Company’s inventory with Quattro Capital LLC, a third-party lender. The Company received $250,000, maturing 60 days after the effective date, or February 9, 2023. The Company is responsible for paying additional fees related to the escrow agent and brokers in the amounts of $6,000 and $6,500, which is included in the loan balance as a debt discount. The interest will accrue at a non-compounding rate of 25% of the total loan value upon maturity (or $62,500). Penalty interest of $1,200 will accrue daily after the maturity date until the full value of the loan is paid. As of the date these condensed consolidated financial statements are filed, the loan is in default, and the Company has recorded an accrued interest (including penalty interest) liability of $ 1,213,625 and $889,625 as of September 30, 2025 and December 31, 2024, respectively.

b)

On September 16, 2022, Gladiator entered into a collateralized loan of the Company’s future receipts of receivables with Pinnacle Business Funding LLC (“PBF”). The Company received net amount of $145,500 (net of $$4,500 paid for ACH fees) in exchange for $202,500 receivables purchased by PBF. The Company agreed to pay $6,328 per week as funds are made available to be sent to PBF until paid off in its entirety. As of September 30, 2025 and December 31, 2024, $24,000 and $24,000 remains outstanding, respectively.

Page 37 of 71

c)

Upon acquisition of USS at September 23, 2022, the Company assumed the liabilities for eleven vehicle loans from USS which together had an outstanding total amount of $140,300. In July the Company borrowed $40,727 in connection with the purchase of an additional vehicle. At September 30, 2025 and December 31, 2024, the total amount outstanding in connection with such loans totaled $44,361 and $33,958, respectively, with 3 vehicle loans currently outstanding. The Company currently has loans for vehicles with interest rates between 0% and 12.6%, per annum. Monthly payments range from $392 to $1,075, with an aggregate monthly payment of $3,211.

d)

On April 13, 2023, USS entered into an accounts receivable factoring agreement (the “Factoring Agreement”) with Bay View Funding (the “Purchaser”). The Factoring Agreement allows the Company to access up to $1 million on maximum credit. The upfront purchase price for factored accounts is up to 90% of their face value, with the remainder payable to the Company upon collection by the Purchaser. The proceeds from this facility have been used to fund general working capital needs. The Company pays fees, including a facility fee (0.50% of the maximum credit) and a factoring fee (0.85% of gross face value of purchased receivables for every fifteen-day period from the date the receivable is purchased until paid in full). The monthly minimum fee is 0.50% of the maximum credit. The Purchaser can require repurchase of uncollectable or ineligible accounts. In addition, a reserve is established based on the collections received on any account and maintained by the purchaser.

The Factoring Agreement has a term of 12 months and is automatically renewed annually, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement prior to the end of the initial term by providing a 60 days written notice. The Company can terminate the agreement at any time by providing 60 days prior written notice and paying an early termination fee equal to 0.50% of the maximum credit amount.

As of September 30, 2025 and December 31, 2024, the principal balance outstanding under this facility was $216,196 and $94,881, respectively, and the Company has a reserve balance on deposit with the Purchaser of $9,042 and $8,171 as of September 30, 2025 and December 31, 2024, respectively.

e)

On March 3, 2021, the Company received a loan from the U.S. Small Business Administration (“SBA”) in the amount of $67,900 with an interest rate of 3.75% per annum. The loan is due and payable thirty (30) years from the date of the note. Interest accrued as of June 30, 2025 and December 31, 2024 is $12,151 and $9,920, respectively.

f)

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

Page 38 of 71

Convertible Notes

On February 8, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. and received $10,000 at a 6% interest rate per annum, maturing on February 7, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any part, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of Gladiator at 10% of the lowest trading price during the 5-trading day period ending on the conversion date per share. As of September 30, 2025 and December 31, 2024, the Company had accrued $3,446 and $2,693, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

On February 26, 2021, Gladiator entered into a note agreement with Pink Holdings LLC. The Company received $25,000 at a 6% interest rate per annum, maturing on February 25, 2022. All principal and interest are due upon maturity. The issuer of the note has the option to convert any portion, or all of the outstanding interest or principal amount owed into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading day period ending on the conversion date per share. As of June 30, 2025 and December 31, 2024, the Company accrued $9,208 and $7,805, respectively, in interest related to this note. Due to the variable nature of the conversion feature, this note was determined to contain a derivative liability.

As of September 30, 2025, these notes remain outstanding and are in default.

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

During the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, the Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option liabilities on both the commitment date and the remeasurement date with the following inputs:

	September 30, 2025	December 31, 2024

Expected term (years)	1.00	1.00
Expected volatility	30%-80%	62%-84%
Expected dividends	None	None
Risk free interest rate	3.6%-4.0%	4.0%-5.1%

Page 39 of 71

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at September 30, 2025 and December 31, 2024:

Derivative liabilities - December 31, 2024	$338,016
Fair value mark to market adjustment	(31,306)
Derivative liabilities - March 31, 2025	306,710
Fair value mark to market adjustment	16,000
Derivative liabilities - June 30, 2025	$322,710
Fair value mark to market adjustment	(7,676)
Derivative liabilities - September 30, 2025	$315,034

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the three months ended September 30, 2025 and 2024, the Company recorded a change in the fair of derivative liabilities resulting in gains/(losses)of $7,676 and ($49,812) respectively.

During the nine months ended September 30, 2025 and 2024, the Company recorded a change in fair of derivative liabilities resulting in gains/(losses) of $23,027 and ($191,483), respectively.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$315,034	$315,034
Total	$-	$-	$315,034	$315,034

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$338,061	$338,061
Total	$-	$-	$338,061	$338,061

Page 40 of 71

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

Page 41 of 71

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

Lease Commitments

As of September 30, 2024 and December 31, 2024, the Company had no finance leases under ASC 842.

In July 2020, the Company entered into an office lease for its administrative operations, (the “Saratoga Lease”). That lease had a term of four years and expired on July 31, 2024. As of March 31, 2023, the Company was in default for the Saratoga Lease due to non-payment of rent. The Company subsequently entered into a settlement agreement with the landlord wherein the lease was terminated and the Company agreed to pay the landlord the balance due over a period of time.  As of September 30, 2025 and December 31, 2024, remaining amounts of $15,000 and $17,500 were outstanding under that agreement.

On January 30, 2023, the Company entered a new lease for its headquarters office, (the “Suite 200 Lease”) for a 60-month lease with an expiration date of January 31, 2028 with an initial monthly payment of $7,943.

Page 42 of 71

The tables below present information regarding the Company's operating lease assets and liabilities at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset	$196,504	$259,666

Liabilities

Operating lease liability	$229,403	$291,169

Weighted-average remaining lease term (years)	2.3	3.1

Weighted-average discount rate	8.00%	8.00%

The components of lease expense were as follows:

	September 30, 2025	September 30, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$63,162	$63,162
Lease liability expense in connection with obligation repayment	15,855	$20,368
Total operating lease costs	$79,017	$83,530

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$77,621	$73,391
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Page 43 of 71

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

2025 (3 Months)	$26,040
2026	107,020
2027	110,228
2028	9,208
Total undiscounted cash flows	252,496
Less: amount representing interest	(23,093)
Present value of operating lease liability	229,403
Less: current portion of operating lease liability	(91,153)
Long-term operating lease liability	$138,250

Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2025 and December 31, 2024, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure, except for the following:

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

Page 44 of 71

NOTE 10 – STOCKHOLDERS’ DEFICIT

At September 30, 2025 and December 31, 2024, respectively, the Company had   preferred and common stock authorized and designated as follows:

Preferred Stock

-	•	10,000,000 shares authorized
-	•	Par value - $0.001
-	•	Voting – none
-	•	Dividends - none
-	•	Liquidation preference – none
-	•	Rights of redemption - none
-	•	Conversion rights - none

Preferred Stock – Series A

-	•	2,000,000 shares designated
-	•	400,000 issued and outstanding at September 30, 2025 and December 31, 2024, respectively
-	•	Par value - $0.001
-	•	Voting – 30 votes per share
-	•	Dividends - none
-	•	Liquidation preference – none
-	•	Rights of redemption - none
-	•	Conversion rights - none

Preferred Stock – Series B

-	•	1,000,000 shares authorized
-	•	65,000 and 50,000 issued and outstanding at September 30, 2025 and December 31, 2024, respectively
-	•	Par value - $0.001
-	•	Voting – 10 votes per share
-	•	Dividends - none
-	•	Liquidation preference – none
-	•	Rights of redemption - none
-	•	Conversion rights – 50:1 into common

Page 45 of 71

Common Stock

-	•	90,000,000 shares authorized
-	•	9,506,429 and 9,371,429 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively
-	•	Par value - $0.001
-	•	Voting - 1 vote per share

Equity Transactions for the Nine Months Ended June 30, 2025

Stock Issued for Cash – Common Stock

On June 24, 2025, the Company issued 135,000 shares of common stock at $1.00 per share  through which it received cash proceeds of $135,000.

Stock Issued for Services – Series B Preferred Stock

On June 24, 2025, the Company issued 15,000 shares of Class B Preferred Stock to Orion 4 in exchange for services rendered.

The Company’s Class B Preferred Stock is not traded on a public exchange and therefore lacks an observable market price. As a result, the Company  estimated the fair value of such shares in accordance with the provisions of ASC 470, Debt, and valued the transaction at $750,000 as described below.

Each share of Series B Preferred Stock was deemed to have a value of $50 per share as each such share is convertible into 50 shares of Common Stock. Further, each share of Common Stock was deemed by management to have a value of $1.00 per share based upon the most recent cash the price paid per common share by third-party investors earlier in the same quarter. Such value was deemed to be the best and most reliable indicator of the value for the Company’s common shares at the time of the transaction.

Quantity of Series B, preferred stock issued for services	15,000
Conversion ratio of Series B, preferred stock into common stock	50
Equivalent common stock	750,000
Cash offering price for common shares	$1.00
Value of Series B, preferred stock issued	$750,000

Page 46 of 71

Equity Transactions for the Year Ended December 31, 2024

Stock Issued For Cash

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

Page 47 of 71

Stock Issued to a Related Party for Services - Series B Preferred Stock

The Company’s Class B, Preferred Stock is not traded in an observable public market and there were no other third-party cash offerings to establish a fair value for these preferred shares.  However, in accordance with ASC 470 Debt, under its parity value (as-converted value), this represented the best evidence of fair value on the acquisition date as these preferred shares convert on a 50 for 1 basis (see above) into common stock.

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

Therefore, the Company recorded a debit to common stock and credit to additional paid-in capital at par value $0.001 for $498. The Company applied by analogy the guidance in ASC 505-30 – Treasury Stock under the par value method.  The shares were not repurchased, rather in this transaction they were immediately cancelled pursuant to the terms of the agreement, and deemed to have been retired.

Page 48 of 71

Warrants Issued for Services

On April 8, 2024, the Company issued 550,000, fully vested two-year warrants for services rendered, having a fair value of $1,138,500. These warrants had an exercise price of $3.50/share.

Warrant Valuation Assumptions – 2024 Grants

The fair value of all warrants granted during the year ended December 31, 2024 were determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	2.73
Expected volatility	52%
Expected dividends	0.00%
Risk free interest rate	4.60%

Warrants

Warrant activity for the nine months ended September 30, 2025, and the year ended December 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value

Vested and Exercisable - December 31, 2023	1,000,000	$3.50	1.57	$2,500,000
Granted	1,270,000	$3.50
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300
Vested and Exercisable - December 31, 2024	2,270,000	$3.50	1.34	$3,382,300
Granted	1,870,000	$2.07
Exercised	-
Cancelled/Forfeited	-
Outstanding - September 30, 2025	4,140,000	$2.07	0.84	$4,767,000
Vested and Exercisable - September 30, 2025	4,140,000	$2.07	0.84	$4,767,000

Page 49 of 71

Issuance of Common Stock and Warrants for Cash

On various dates during the three months ended September 30, 2025, the Company issued 1,685,000 units in a private offering. Each unit consisted of:

•	One warrant to purchase common stock, and
•	One pre-funded warrant to purchase one share of common stock at an exercise price of $0.001 per share.

The units were sold at a price of $1/, resulting in proceeds of $1,685,000.

The common stock warrants are fully vested and exercisable immediately at an exercise price of $3.50 per share, expiring on various dates over the next two years.

NOTE 11 – SUBSEQUENT EVENT

On October 16th, 2025, the Company acquired all of the service contracts of Opsec Specialized Protections, Inc. along with its work force and certain intangible assets, for a purchase price of $650.000 paid in cash, and additional terms set forth below.

Pursuant to a consulting agreement with the Seller, the principal shareholder/CEO of the Seller will continue to work in the business over six months at a salary of $50,000 per month.

Provided at least 80% of the current active security services accounts of the business acquired by the Company are in the aggregate providing the same level of income per month or more than they provided at closing, the Company will pay the Seller an additional Performance Bonus of One Hundred Fifty Thousand Dollars ($150,000.00).   Total revenues for the month of September, 2025, from service contracts, the month proceeding the closing, totaled approximately $799,000, and cash expenses for the month totaled approximately $604,000.  80% revenues from service contracts equaled approximately $639,000 in the month of October.

The Company also entered a six-month lease with Fred Porras, the majority shareholder of the Seller, to rent Mr. Porras’ office space where the Seller’s business was located, at a rental rate of Five Thousand Five Hundred Dollars ($5,500.00) per month, on a triple net basis.  Almost all liabilities of the business were retained by Seller and not assumed by the Company.

Page 50 of 71

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

Page 51 of 71

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

Page 52 of 71

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

Page 53 of 71

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

Page 54 of 71

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

Page 55 of 71

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

Page 56 of 71

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

Page 57 of 71

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

Our Corporate Information

Our offices are located at 1973 Lafayette Street, 2nd Floor, Santa Clara, CA 95050.

Our Internet website addresses are: www.sentinelholdingsltd.net, www.usselite.com and www.gladiatorsolutions.com. The information contained on, or that can be accessed through our website is not a part of this document. We have included our website address in this document solely as an inactive textual reference.

Financial Condition

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2025, the Company had:

•	Net loss including non-controlling interest of $2,638,936; and
•	Net cash used in operations was $1,463,712

Additionally, at September 30, 2025, the Company had:

•	Accumulated deficit of $24,894,265
•	Stockholders’ deficit of $5,399,608; and
•	Working capital deficit of $5,557,529

Page 58 of 71

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $260,443 at September 30, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

Page 59 of 71

Results of Operations – Three Months Ended September 30, 2025 and 2024

Sales (Net)

Sales were $870,215 for the three months ended September 30, 2025 compared to $989,486 for the comparable period in the prior year, a decrease of $119,271 or 12%. This decrease is primarily attributable to the loss of a material customer.

Cost of Goods Sold

Cost of goods sold were $516,709 for the three months ended September 30, 2025 compared to $975,139 for the comparable period in the prior year, a decrease of $458,430 or 47%. This decrease is primarily attributable to reduction in employee compensation and loss of a material customer.

General and Administrative

General and administrative expenses were $849,135 for the three months ended September 30, 2025, a decrease of $2,184,680 or 72%.  This decrease is primarily attributable to a one-time non-cash expense charge of $2,500,000 during 2024 related to the issuance of warrants to Orion4 for services rendered. In the absence of that charge during 2024, general and administrative expenses would have increased by $533,815 or 59%. That increase is attributable to the up-front costs of a number of expense reduction initiatives which will provide long-term benefits.

Other Income (Expenses) - Net

Net other income (expenses) were ($136,421) for the three months ended September 30, 2025 as compared to ($249,922) for the comparable period in the prior year, a favorable decrease of 113,501 or 45%. This decrease is primarily attributable to a decrease in interest expense of $71,829 related to less interest-bearing debt outstanding and a decrease of $57,488 in expense related to adjusting the value of our derivative liability at the end of each quarter.

Net Loss Available to Common Shareholders

Net loss available to common shareholders was $624,213 for the three months ended September 30, 2025 as compared to $3,269,390 for the comparable period in the prior year, a favorable decrease of $2,645,177 or 81%. This decrease is primarily attributable to a one-time non-cash expense charge of $2,500,000 during 2024 as discussed above. In the absence of that charge during 2024, net loss available to common shareholders would have favorably decreased by $145,177 or 19%.

Page 60 of 71

Results of Operations – Nine Months Ended September 30, 2025 and 2024

Sales (Net)

Sales were $2,594,487 for the nine months ended September 30, 2025 compared to $4,025,410, for the comparable period in the prior year, a decrease of $1,430,091 or 36%. This decrease is primarily attributable to the loss of a material customer.

Cost of Goods Sold

Cost of goods sold were $1,986,529 for the nine months ended September 30, 2025 compared to $3,411,620 for the comparable period in the prior year, a decrease of $1,425,091 or 42%. This decrease is primarily attributable to reduction in employee compensation and loss of a material customer.

General and Administrative

General and administrative expenses were $2,890,210 for the nine months ended September 30, 2025, a decrease of $2,550,974 or 47%.  This decrease is primarily attributable to a one-time non-cash expense charge of $2,500,000 during 2024 related to the issuance of warrants to Orion4 for services rendered. In the absence of that charge during 2024, general and administrative expenses would have increased by $50,764 or 1%. That modest increase is attributable cost containment measures and a number of expense reduction initiatives which will provide long-term benefits.

Other Income (Expenses) - Net

Net other income (expenses) were ($356,684) for the nine months ended September 30, 2025 as compared to $114,543 for the comparable period in the prior year, an unfavorable decrease of $471,227 or 45%. This unfavorable decrease is primarily attributable to a decrease in other income of $1,091,374 related to PPP loan forgiveness. In the absence of that income during 2024, other income (expenses) would have favorably decreased by $620,147 or 63%. This decrease is primarily attributable to a decrease in interest expense of $398,632 related to less interest-bearing debt outstanding during 2025.

Net Loss Available to Common Shareholders

Net loss available to common shareholders was $2,602,745 for the nine months ended September 30, 2025 as compared to $4,712,641 for the comparable period in the prior year, a favorable decrease of $2,109,896 or 45%. This decrease is primarily attributable to a one-time non-cash expense charge of $2,500,000 during 2024 as discussed above. In the absence of that charge during 2024, net loss available to common shareholders would have unfavorably decreased by $390,104 or 18%.

Page 61 of 71

Liquidity and Capital Resources

At September 30, 2025, the Company had $260,443 in cash.

For the nine months ended September 30, 2025 and 2024, the Company cash flow is summarized in the table below. Information regarding the components within each amount can be found in the Company’s Statements of Cash Flows which can be found elsewhere in this document.

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities	$(1,463,712)	$51,022
Cach flows from investing activities	(40,727	-
Cash flows from financing activities	1,542,680	(14,039)

Net	$38,241	$36,983

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

Page 62 of 71

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

Off-Balance Sheet Transactions

At September 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Page 63 of 71

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure and Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Page 64 of 71

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of September 30, 2025 primarily due to the absence of qualified financial personnel as further described below. See management’s plans for the remediation of such material weaknesses also described below.

Page 65 of 71

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

•

The Company acknowledges that its accounting team would benefit from additional technical expertise with respect to certain U.S. GAAP matters. Management is exploring options to address these technical requirements, including external support..

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Page 66 of 71

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2025, the Company was engaged in litigation with Strategic Funding Source, Inc. d/b/a Kapitus, a New York Corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona Corporation, Sentinel Holdings Ltd. a Nevada Corporation and Matthew C. Materazo an individual Case No. 24cv438754.  A Cross-Complaint was filed in this proceeding by Gladiator Solutions, Inc. and  Sentinel Holdings Ltd. against Matthew C. Materazo.  This litigation involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders.  This complaint was initially filed by Strategic Funding Source against Gladiator Solutions for breach of a loan agreement.  The plaintiff alleges Gladiator owes $100,098.  The Plaintiff also added James Maritime Holdings as an “alter ego” defendant and asserts claims against Matt Materazo to enforce a personal guaranty on the subject loan.  The Company filed an Answer to the Complaint, asserting that Gladiator’s former President Matt Materazo obtained the loan without authority or consent from Gladiator or James Maritime, and the Company filed a Cross-Complaint against Matt Materazo for this unauthorized loan.  We believe a settlement with the plaintiff can be reached, and we plan to pursue claims against Mr. Materazo for indemnity for any payments made by Gladiator to settle this case.  Mr. Materazo has indicted that he will seek the Court’s permission to file various counterclaims against James Maritime Holdings, which will be challenged and contested by the Company.

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

Page 67 of 71

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

Add text regarding the sales of warrants in Q3.

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

Page 68 of 71

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

There have been no transactions with this stockholder during the nine months ended September 30, 2025.

Page 69 of 71

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

Page 70 of 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentinel Holdings Ltd

Date: November 19, 2025	By:	/s/ Kyle Madej
Kyle Madej
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyle Madej	President	November 19, 2025
Kyle Madej	(Principal Executive Officer and Principal Financial Officer)

Page 71 of 71