Form 10-K
period 2025-12-31
Sentinel Holdings Ltd.
filed 2026-06-05
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-193220

SENTINEL HOLDINGS LTD

FKA JAMES MARITIME HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

44262 North Division Street Lancaster, CA	93535
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-750-0038

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240 10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 29, 2026, there were outstanding 9,690,429 shares of our Common Stock, par value $0.001 per share, 2,000,000 shares of our Preferred Stock Series A, par value $0.001 per share, and 75,000 shares of our Preferred Stock Series B, par value $0.001 per share.

As of June 2, 2026, the Company had an aggregate market value of its common stock of $37,793,000 of which 7,800,429 shares having an aggregate market value of $30,422,000 were held by non-affiliates.

SENTINEL HOLDINGS LTD

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

Forward-Looking Statements

This Form 10-K annual report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this prospectus regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, among others, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “would,” “will,” “should,” “could,” “objective,” “target,” “ongoing,” “contemplate,” “potential”, or “continue” or the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, without limitation, statements about:

•	Our ability to generate or secure sufficient funding to support our growth strategy;
•	Future sales of our common stock that could depress the trading price of our common stock on the OTC, lower our value and make it more difficult for us to raise capital;
•	Our ability to compete effectively;
•	Our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
•	Our expectations regarding outstanding litigation;
•	Our expectations and management of future growth;
•	Our ability to maintain, protect and enhance our intellectual property;
•	Our expectations regarding the effects of existing and developing laws and regulations;
•	Our beliefs regarding our liquidity and sufficiency of cash to fund our operations; and
•	The other matters described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations.

You should read this Form 10-K Annual Report, and other documents that we reference herein which we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business.

Overview

Sentinel Holdings Ltd, a Nevada corporation (“Sentinel” or the “Company”), conducts its business through its wholly owned subsidiaries, Sentry Protective Services, Inc. (“Sentry”), United Security Specialists Inc. (“USS”), and its majority-owned subsidiary, Gladiator Solutions Inc. (“Gladiator”). Effective April 2, 2025, the Company changed its name to Sentinel Holdings Ltd.

Through its subsidiaries, Sentry and USS, the Company provided professional security personnel and services during the years ended December 31, 2025 and 2024 while Gladiator’s operations, which previously focused on personal protective products, were limited due to ongoing litigation. All three subsidiaries are based in California.

Effective February 28, 2026 and as further described in the Company’s financial statements, Note 21, Subsequent Events, the Company sold all of its equity interest in USS to a third party.

Our Company History

Sentinel was originally incorporated under the laws of the State of Delaware in 1992 as Out-Takes, Inc. The Company developed and managed franchised personal portrait locations until 1996 when it shifted its focus towards the acquisition and management of a waste gas electricity plant under the name James Maritime Holdings Inc. Neither of those ventures were successful and between 2007 and 2014 the Company undertook the process of divesting itself of assets, unwinding contracts, and reorganizing its business.

In 2015 the Company was redomiciled from Delaware to Nevada, changed its name to Sentinel Holdings Ltd, and began to pursue a growth strategy through mergers and acquisitions in the private security and personal protective equipment industries, as well as in other business verticals that management deems to be of strategic importance.

In 2021, the Company entered into a share exchange agreement with Gladiator Solutions, Inc. and certain shareholders of Gladiator, and the Company acquired a majority of the issued and outstanding capital stock of Gladiator in exchange for a new issuance of Company common stock.

In 2022, the Company entered into a share exchange agreement with United Security Specialists, Inc. (“USS”) and the shareholders of USS, and the Company acquired all of the issued and outstanding capital stock of USS in exchange for a new issuance of Company common stock.

Effective July 17, 2024, the Company effectuated a name change from James Maritime Holdings, Inc. to Sentinel Holdings Ltd. The name change was conducted in order to better reflect the current business activities of the Company and provide better transparency to the markets and its shareholders. The Company received approval from FINRA regarding this name change on April 5, 2025.

Effective October 16, 2025 and through its newly formed Sentry subsidiary, the Company acquired the client contracts for professional security services and certain other assets of an entity located in California. Effective that same date, the Company combined the day-to-day activities of USS with Sentry for logistical and operational purposes.

Effective February 28, 2026 and as further described in the Company’s financial statements, Note 21, Subsequent Events, the Company sold all of its equity interest in USS to a third party.

The Company continues to aggressively pursue a growth by acquisition model and is currently identifying other potentially attractive M&A candidates in the private security and personal protective equipment industries, as well as in other business verticals that management deems to be of strategic importance.

Our Business and Recent Developments

During the years ended December 31, 2025 and 2024, the Company’s primary business focused upon providing armed and unarmed security services through its Sentry and USS subsidiaries. They offer professional security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. They operate primarily in California and serve a diverse clientele, including businesses, residential communities, and event organizers.

The Company’s remaining subsidiary, Gladiator, previously focused on the production and sale of personal protective products, including body armor and ballistic plates. However, as of mid-2023, the Company ceased selling personal protective equipment under the Gladiator brand due to litigation wherein the Company is seeking damages from the prior Gladiator management. Presently, Gladiator’s operations are suspended, and the Company may relaunch the product line and expand its offerings once such litigation is resolved.

Effective October 16, 2025 and through its newly formed Sentry subsidiary, the Company acquired the client contracts for professional security services of an entity located in California for cash consideration of $650,000 plus additional cash of $150,000 on April 16, 2026 provided those contracts continue to provide at least 80% of the level of revenue per month as they were as of the date of the closing. Effective that same date, the Company combined the day-to-day activities of USS with Sentry for logistical and operational purposes.

Effective December 31, 2025 and as more fully described in Note 17, Business Reassessment and Repositioning Adjustment, to the Company’s financial statements included elsewhere in this document, Management evaluated the propriety of certain assets and liabilities previously carried on its balance sheet and made adjustments thereto. Such adjustments had the net effect of recording a Business Reassessment and Repositioning Adjustment benefit of $2,205,292 in the Consolidated Statement of Operations for the year then ended as discussed in the footnotes to those financial statements.

The Company has developed a business plan which includes a growth strategy through the acquisition of established businesses in the United States servicing the private security industry and expansion of services to existing and future clients. Management is actively identifying acquisition candidates with technologies in unmanned systems, space and satellite communications, electronic warfare, and Command, Control, Communication, Computing, Combat, Intelligence Surveillance and Reconnaissance (“C5ISR”) systems. The Company believes that increasing compliance requirements, such as the Cyber Security Maturity Model Certification, will create opportunities for consolidation in the defense and security sectors. Further, the Company plans to expand its traditional security guard services and take advantage of advancements in technologies including smart drone technologies for patrol purposes, automated remote video monitoring for increased effectiveness and efficiency, and artificial intelligence wherever possible. The Company plans to pursue opportunities focused in major domestic cities and on private and governmental outsourcing initiatives where demand is greatest and profit margins are highest.

Industry Background

The security services industry consists of companies who provide private physical security services, such as guards and patrol vehicles, as well as additional ancillary services such as alarm systems, cyber security, background screening, investigation, risk analysis, and security consultancy services. As a significant portion of the US population has consistently valued safety and security as one of the most important aspects of domestic life, the US security services industry is as relevant as ever.

The size of and opportunity in the US private security market is massive. According to various sources, the total market value was approximately $250 billion in 2024 and it is expected to grow at a compounded rate of between 5% and 9% over the next decade with some projections reaching as high as $623 billion by 2034.

Such anticipated growth is driven by numerous factors including the increasing use of outsourced security services by businesses, private individuals, and governmental entities seeking enhanced efficiency and effectiveness. Additionally, with issues such as political instability and wealth inequality becoming more of a feature in US society, the likelihood for the continuing and increasing use of private and/or outsourced security services remains high. This has been backed by the increasing market size of the industry.

Our Approach to Servicing Our Clients

Our mission is to recruit right, train right, and respond proactively utilizing the latest industry technologies and techniques. Our clients expect day-to-day quality, consistency, and professionalism. We believe our security personnel are more experienced, better supervised, and more dedicated to the highest level of work than our competitors.

Our team members are highly trained and committed professionals from law enforcement, military, and security veterans’ communities who are all specialize in providing one thing... the security needed by our clients. We take pride in delivering the highest level of service to our clients. Therefore, we have a robust qualifying process to ensure all our team members are not just qualified but also enthusiastic and professional.

Our business is built on ethics and integrity. Kyle Madej, a co-founder of USS, became engaged in the security services in 2017 when he discovered a number of industry practices that were neither ethical nor acceptable. Starting USS was an exciting endeavor that had allowed him to apply years of experience with solid work ethic and integrity. We value every client that has partnered with us, and we work to establish a solid relationship with our team members. We believe it is those strong relationship bonds that help our Company continue to grow and to serve more valued partners.

We pride ourselves in providing the most reliable protection in the security guard industry. With over ten years of experience, we have proven to be unshakable and trustworthy. To enhance our service, we proactively implemented the latest technology into our process. For example, with our mobile application provided by SilverTrac, our guards are able to check in, make reports, and take photos in real time as they patrol. Presently and as mentioned in the preceding section, we are expanding and taking advantage of advancements in technologies and artificial intelligence for increased effectiveness and efficiency in the service of our clients.

Our Competitive Strengths

Our competitive edge in the security industry lies in our in-field support and quality control through responsiveness to customers, investment in technology, and our supervisors and our administrative support. For guard services, this allows us to minimize the number one strategic risk for our industry, which is litigation risk. Another competitive advantage that we have is our access to a pipeline of highly professional, military-trained and experienced personnel for our high-end clients facing significant threats such as schools, houses of worship, and public venues.

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

In summary, our growth and marketing strategy can be summarized in the following points:

•	Expand the Company’s presence in existing markets and penetrate new ones;
•	Collaborate with other operating businesses for strategic opportunities; and
•	Acquire other businesses to enhance or complement our current business model while accelerating our growth

We will need additional capital to pursue all aspects of our growth strategy. The availability, source, and terms for such capital is uncertain as of this date.

Our Corporate Information

Our headquarters and principal executive offices are located at 44262 North Division Street, Lancaster, CA 92535 and our phone number is 408-750-0038.

Our Internet website address is sentinelholdingsltd.net. The information contained on, or that can be accessed through, our website is not a part of this document. We have included our website address in this document solely as an inactive textual reference.

Employees

As of December 31, 2025, we had 189 employees.

Item 1A. Risk Factors.

General

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K.

Risks Relating to Our Business

We have incurred net losses and cannot assure you that we will achieve or maintain profitable operations.

Our net losses from operations were $4,462,697 and $7,916,574 for the years ended December 31, 2025, and 2024, respectively. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays and other unknown events.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased development and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of our product offerings and an increase in customers purchasing our products and services. These expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. To offset these anticipated increased operating expenses, we will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition, and could cause the value of our common stock, to decline, resulting in a significant or complete loss of your investment.

We will need to raise additional capital to fund new products and services, and further expand our existing operations.

Based on our current business plan, we believe our current cash, cash equivalents and marketable securities may be sufficient to meet our anticipated cash requirements over at least the next 12 months If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, or we make new acquisitions, we likely will seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing.

We may consider raising additional capital in the future to further expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. We expect that we will need additional liquidity and capital resources through debt and/or equity financings to fulfill our anticipated future product and services development efforts. We may not be able to obtain adequate financing in a timely manner, on commercially reasonable terms or at all. Our failure to raise sufficient capital in a timely manner will restrict our growth and hinder our ability to compete. Our failure to obtain timely and adequate capital could have a material adverse effect on our business, financial condition and results of operations.

No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our development efforts and adversely affect our business.

Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes in order to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.

Our business operates in a market that is characterized by rapidly changing technologies, evolving industry standards, potential new entrants and changes in customer needs and expectations. For example, a number of cable and other telecommunications companies and large technology companies with home automation solutions offer interactive security services that are competitive with our products and services. If these services gain greater market acceptance and traction, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends in part on our ability to identify emerging technological trends in our market; develop, acquire and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features.

We sell our services in highly competitive markets, including the home automation market, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.

The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring and service fees. Several competitors offer installation fees that match or are lower than ours. Other competitors charge significantly more for installation but, in many cases, less for monitoring. In addition, cable and telecommunications companies have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. In some instances, it appears that the monitored security services component of such bundled offerings is significantly underpriced and, in effect, subsidized by the rates charged for the other services offered by these companies. These pricing alternatives may influence customers’ desire to subscribe to our services at rates and fees we consider appropriate. In many cases, we face competition for direct sales from our independent, third-party authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other security service providers. We face competition from other providers such as cable and telecommunications companies that may have highly recognized brands which may drive increased awareness of their security/automation offerings than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional resources which could have a material adverse effect on our ability to drive awareness and demand for our products and services. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on a significant number of our customers remaining with us as customers for long periods of time.

We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. Disconnects occur because customers relocate, or experience problems with our service quality, customer service, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors' products and services over ours. If we fail to keep our customers for a sufficiently long period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected.

General economic conditions can affect our business and we are susceptible to changes in the housing market and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates.

Demand for alarm monitoring services and home automation systems is affected by the turnover in the housing market. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, would reduce opportunities to make sales of new security and home automation systems and services and reduce opportunities to take over existing security and home automation systems. Recoveries in the housing market increase the occurrence of relocations which may lead to customers disconnecting service and not contracting with us in their new homes. In addition, general economic conditions can affect our business. For example, changes in personal economic circumstances may cause current security alarm and home automation customers to disconnect our services in an effort to reduce their monthly spending and such customers may default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations exceeding disconnects. If customer disconnects and defaults increase, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Due to the ever changing threat landscape, our services may be subject to potential vulnerabilities of wireless and IoT devices and our services may be subject to certain risks including hacking or other unauthorized access to control or view systems and obtain private information.

We are dependent on information technology networks and systems, including Internet and Internet-based or "cloud" computing services, to process, transmit and store electronic information. Along with our own confidential data and information in the normal course of our business, we or our partners collect and retain significant volumes of certain types of personally identifiable data, protected health information pursuant to the Health Insurance Portability Accountability Act (“HIPAA”) and other information pertaining to our customers and employees, including video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, processing, sharing, access, use, security and privacy of personally identifiable information, including protected health information in addition to our own posted information security and privacy policies.

The legal, regulatory and contractual environment surrounding the foregoing is constantly evolving. If we fail to comply with applicable privacy and security laws, regulations and standards, properly protect the integrity and security of our facilities and systems and the data located within them, or defend against cybersecurity attacks, , our business, reputation, results of operations and cash flows could be materially and adversely affected.

Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee or other personally identifiable data, whether by us, our partners and vendors, or other third parties or as a result of employee error or malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and information security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other events as described above.

We depend on third party providers and suppliers for components of our security and home/business automation systems, and third-party software licenses for our products and services, and any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.

The components for the security and home/business automation systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our high standards. We also rely on third party software for key home automation features, and on the interoperation of that software with our own. Any financial or other difficulties our providers face may have negative effects on our business.

An event causing a disruption in the ability of our monitoring facilities to operate could adversely affect our business.

A disruption in our ability to provide security monitoring services could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, disease, transportation interruption, extended power outages, human or other error, terrorism or sabotage or as a result of disruptions to third-party transmission lines. Monitoring could also be disrupted by information systems and network-related events or cyber security attacks.

Our business strategy includes plans to make acquisitions and investments that complement our existing business.

These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We face risks in acquiring and integrating customer accounts.

An element of our business strategy may involve the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of special risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, and/or lower minimum financial or operational qualifications requirements for purchased accounts. This competition could reduce the acquisition opportunities available to us, slowing our rate of growth and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We cannot assure you that we will be able to purchase customer accounts on favorable terms in the future.

Unauthorized use of our brand name by third parties, and the expenses incurred in developing and preserving the value of our brand name, may adversely affect our business.

Our brand name is critical to our success. Unauthorized use of our brand name by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, company brand name protection policies and agreements with our employees, customers, business partners and others to protect the value of our brand name. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand name.

Infringement of our intellectual property rights could negatively affect us.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology. Adverse events affecting the use of our trademarks could affect our use of those trademarks and negatively impact our brands. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail.

We may not be able to continue to develop and execute a competitive yet profitable pricing structure.

We resist competing on price alone because we believe we have competitive advantage such as brand name recognition and a reputation for a high level of service and security. However, with cable and telecommunications companies actively targeting the home automation market and expanding into the monitored security space, and with large technology companies expanding into the connected home market through the development of their own solutions or the acquisition of other companies with home automation solution offerings, this increased competition could result in pricing pressure, a shift in customer preferences towards the services of these companies and reduce our market share and have an adverse effect on our business, financial condition, results of operations and cash flows.

Increasing government regulation of telemarketing, email marketing and other marketing methods may increase our costs and restrict the operation and growth of our business.

We may rely on telemarketing and email marketing conducted internally and through third parties to generate a substantial number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation. In the United States, the FTC and FCC have issued regulations that place restrictions on unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and require us to maintain a "do not call" list and to train our personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts or practices." Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The CRTC enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. The Canadian Anti-Spam Law ("CASL") regulations prohibit the sending of commercial emails without prior consent of the consumer or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys' fees in the event that regulations are violated. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business operates in a regulated industry.

Our operations and employees are subject to various federal, state, provincial and local laws and regulations such areas as consumer protection, occupational licensing, environmental protection, labor and employment, tax and other laws and regulations. Most states and provinces in which we intend to operate have licensing laws directed specifically toward the security services industry.

In certain jurisdictions, we are required to obtain licenses or permits in order to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses or permits or the imposition of conditions to the granting or retention of such licenses or permits could have a material adverse effect on us. Furthermore, in certain jurisdictions, certain security systems must meet fire and building codes in order to be installed, and it is possible that our current or future products or service offerings will fail to meet such codes, which could require us to make costly modifications to our products and services or to forgo marketing in certain jurisdictions.

Failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or if we or our products or services failed to comply with them, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We are exposed to greater risks of liability for employee acts or omissions or system failures, than may be inherent in other businesses.

If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or a security system failure, he or she (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. Substantially all of our customer contracts contain a series of risk-mitigation provisions that serve to limit our liability and/or limit a claimant’s ability to pursue legal action; however, in the event of litigation with respect to such matters, it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to recruit and retain key personnel, including an effective sales force, our ability to manage our business could be adversely affected.

Our success will depend in part upon the continued services of our management team and sales representatives. Our ability to recruit and retain key personnel for management positions and effective sales representatives could be impacted adversely by the competitive environment for management and sales talent. The loss, incapacity or unavailability for any reason of key members of our management team and the inability or delay in hiring new key employees including sales force personnel could adversely affect our ability to manage our business and our future operational and financial results.

Adverse developments in our relationship with our employees could adversely affect our business, results of operations, and financial condition.

Presently, none of our employees are represented by unions or covered by collective bargaining agreements. Our relationships with our employees have generally been good. We cannot predict the outcome of future negotiations over collective bargaining agreements covering our employees. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future. (delete if not applicable.)

We plan to increase our debt and/or raise additional capital in the future, which could affect our financial health and may decrease our profitability.

We intend to raise additional capital and/or increase our debt in the future, in pursuit of our business plan and in connection with new acquisitions. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of additional capital stock, the terms of the debt or our capital stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

We estimate that our available cash, our cash flow from operations and amounts available to us under our revolving credit facility will be adequate to fund our operations and service our debt over both the short term and the long term. However, material adverse legal judgments, fines, penalties or settlements arising from litigation and similar contingencies could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Relating to Our Common Stock

There is a limited trading market for our common stock.

Although our common stock is quoted on the OTC, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Capital Market or other national securities exchanges. This may have an adverse impact on the trading and price of our common stock.

The market price of our common stock has been and may continue to be volatile, and the value of an investment in our common stock may decline.

The market price of our common stock is subject to fluctuations due to a number of factors, many of which are beyond our control. The stock markets have experienced price and volume fluctuations that have affected our stock price and the market prices of equity securities of many other companies. These broad market and industry fluctuations, as well as general, economic, political and market conditions, may negatively affect the market price of our common stock. Accordingly, investors in our common stock may not be able to resell their shares at or above their original purchase price.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We intend to retain a significant portion of our future earnings, if any, to finance the operations, development and growth of our business. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The potential effect of Nevada’s business combination law is to discourage parties interested in taking control of us from doing so if these parties cannot obtain the approval of our board of directors. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our articles of incorporation and bylaws contain provisions permitting us to eliminate the personal liability of our directors and officers to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. In addition, we have entered into indemnification agreements with our directors and officers to provide such indemnification rights. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space at 44262 North Division Street, Lancaster, CA 93535 which serves as our headquarters and principal executive offices.

Item 3. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of December 31, 2025, the Company was engaged in litigation with several parties as described below.

1)

Strategic Funding Source, Inc. d/b/a Kapitus, a New York corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona corporation, Sentinel Holdings Ltd, a Nevada corporation, and Matthew C. Materazo an individual (Case No. 24cv438754), with an unlimited Civil Cross Complaint Gladiator Solutions, Inc. an Arizona corporation, Sentinel Holdings Ltd, a Nevada corporation, Cross-Complainants vs. Matthew C. Materazo.

This matter involves a dispute over financing that was procured without approval or knowledge of the Company by Matthew C. Materazo to the detriment of Gladiator Solutions, Inc. and its shareholders. This complaint was initially filed by Strategic Funding Source against Gladiator Solutions for breach of a loan agreement and against Matthew Materazo to enforce a personal guaranty on the subject loan. The plaintiff alleges Gladiator owes $100,098. The Plaintiff also added Sentinel Holdings Ltd as an “alter ego” defendant of Gladiator. The Company filed an Answer to the Complaint, asserting that Gladiator’s former President Matt Materazo obtained the loan without authority or consent from Gladiator or Sentinel Holdings Ltd, and the Company filed a Cross-Complaint against Matt Materazo for indemnity for this unauthorized loan.

2)	James Martime Holdings, Inc. v. Matthew Materazo (Case No. C24-01956).

James Maritime Holdings, Inc. (now known as Sentinel Holdings Ltd.) filed this action against defendant Matthew Materazo. The Complaint asserts that Matthew Materazo breached his fiduciary duties owed to Gladiator Solutions, Inc. and violated related duties by procuring merchant cash advance loans from various third party lenders under the name of Gladiator Solutions, without the knowledge or consent of Gladiator Solutions or Sentinel Holdings. The Complaint also seeks a judicial declaration that Sentinel Holdings is entitled to rescind or “claw back” 500,000 shares of Sentinel Holdings that was issued to Matthew Materazo and certain other previous shareholders of Gladiator Solutions pursuant to a Share Exchange Agreement between the parties.

Matthew Materazo has filed a request with the Court seeking permission to file Cross-Complaints against Sentinel Holdings and certain other third parties asserting claims that he was allegedly induced to enter into the Share Exchange Agreement by certain representations that are not included in the fully integrated Share Exchange Agreement regarding potential future financings for the benefit of Gladiator Solutions. Sentinel Holdings and Gladiator Solutions opposed Matthew Materazo’s request to file the proposed Cross-Complaints. As of December 31, 2025, the Court had not ruled on Matthew Materazo’s request to file Cross-Complaints.

3)	Redwood Fire & Casualty Ins. Co. v. United Security Specialists, Inc.

This matter is a case against USS and Sentinel Holdings Ltd for unpaid workers comp insurance premiums. The unpaid balance was $36,947. The Company negotiated a settlement for this claim in the amount of $4,000 per month for nine months. The payments have not been completed.

4)	Slavisa Rasic v. United Security Specialists, Inc. and Sentinel Holdings Ltd. (Case No. 5:25-cv-07125-BLF).

Plaintiff Slavisa Rasic filed this action against United Security Specialists, Inc. asserting claims for alleged labor code violations and for the alleged wrongful termination of his employment. Plaintiff also added Sentinel Holdings Ltd. as the alleged alter ego of United Security Specialists, Inc. Sentinel Holdings Ltd filed a motion to dismiss the Complaint on the grounds that it was not the alter ego of United Security Specialists and that the court did not have jurisdiction over Sentinel Holdings. On February 26, 2026, the Court dismissed Plaintiff’s Complaint in its entirety on the grounds that the Court did not have jurisdiction over the case.

5)	Vertol LLC v. Gladiator Solutions, Inc.

This case involves an arbitration claim by Vertol LLC against Gladiator Solutions filed by the Claimant with the American Arbitration Association. The Claimant alleges that Gladiator Solutions failed to deliver certain products as required by a contract between Claimant and Gladiator Solutions. Matthew Materazo (the former President of Gladiator Solutions) appeared at the arbitration hearing as the unauthorized representative of Gladiator Solutions without notifying Gladiator Solutions or Sentinel Holdings of the claim asserted by Vertol or the arbitration proceeding itself. On or about February 23, 2026, Gladiator Solutions and Sentinel Holdings was notified, for the first time, by the Claimant that an arbitration award had been rendered against Gladiator Solutions on June 17, 2025 in the total amount of $332,081. Gladiator Solutions and Sentinel Holdings are evaluating the arbitration award and assessing a potential challenge to the award.

6)	Mercy Falls LLC v. United Security Specialists, Inc. (Case No. 25CV468267).

Mercy Falls LLC filed this action alleging that United Security Specialists, Inc. (USS) breached a consulting agreement by failing to remit payments purportedly due under the agreement for consulting services. Plaintiff alleges that USS owes approximately $140,000 under the consulting agreement. USS filed its Answer to the Complaint, denying Plaintiff’s claims and filed a Cross-Complaint against Mercy Falls LLC asserting claims for fraudulent concealment and intentional misrepresentation, and breach of contract.

7)	Eardley v. Sentinel Holdings Ltd

This matter is a case against Sentinel by its former CEO seeking a declaratory judgment claiming that shares issued to him while CEO were not authorized by the Company. The Company has counterclaimed for breach of Contract, for fraud, for breach of duty, for self-dealing and for violation of Section 10(b) and Rule 10(b)5 under the Securities and Exchange Act of 1934, and has also commenced a third-party claim against Michelle Turpin, as strawman, claiming that the two colluded to wrongfully have shares issued for the benefit of Eardley. The Company is vigorously pursuing its claims and defending the claims by Eardley.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTCQB Market under the symbol “SNTL” and experiences limited trading volume. The following table sets forth the high and low per share sales prices for our common stock for each of the quarters during the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025	High	Low
Fourth quarter	$6.17	$4.95
Third quarter	$5.90	$2.01
Second quarter	$5.60	$1.47
First quarter	$6.01	$3.49

Year Ended December 31, 2024	High	Low
Fourth quarter	$4.99	$3.50
Third quarter	$6.01	$3.47
Second quarter	$6.01	$4.50
First quarter	$6.01	$3.49

On December 31, 2025, the closing sales price reported for our common stock was $6.17 per share and, as of that date, we had approximately 302 holders of record of our common stock and 9,690,429 shares outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock. We intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions and other factors that our board of directors deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

Effective December 12, 2025, the Company’s Board of Directors approved the 2025 Sentinel Equity Incentive Plan (the “Plan”) and reserved 1,000,000 shares of Common Stock for issuance under the Plan. As of December 31, 2025, 184,000 shares had been awarded to employees under the Plan. The shares vested immediately upon issuance, are registered with the SEC, and include a two-year holding period prior to sale.

Recent Sale of Unregistered Securities

During the years ended December 31, 2025, and December 31, 2024, the Company conducted the following sales of unregistered securities pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company used all such amounts for working capital and operating purposes.

During the year ended December 31, 2025:

a)	On June 24, 2025, the Company issued 135,000 shares of restricted common stock at $1.00 per share through which it received cash proceeds of $135,000.

b)	On June 24, 2025, the Company issued 15,000 shares of Restricted Preferred Stock Series B at an arbitrary aggregate agreed value of $750,000 in consideration for consulting services.

c)

On various dates from July 23, 2025 through September 23, 2025, the Company issued 1,685,000 Warrant Units at $1.00 per Unit for the purchase of up to 3,370,000 shares of Common Stock and received cash proceeds of $1,685,000. Each Unit consists of one Series A Warrant to purchase one share of Common Stock at $3.50 per share and one Pre-Funded Warrant to purchase one share of Common Stock at $0.001 per share. All warrants were fully vested upon issuance and expire on various dates over the next two years.

d)

On September 24, 2025, the Company issued 1,600,000 shares of Preferred Stock Series A with a fair value of $1,600 to a related party in exchange for consulting services. Shares of Preferred Stock Series A have voting rights, but they do not accrue dividends nor do they have any liquidation preferences, redemption rights, or conversion rights. Therefore, consistent with previous accounting for such issuances, such shares were valued at their par value of $0.001 per share.

e)

On October 30, 2025, the Company issued 10,000 shares of Preferred Stock Series B with a fair value of $500,000 to the Company’s President and CEO for services performed in connection with an acquisition in October 2025 described elsewhere in this document.

f)

On December 9, 2025, the Company’s Board of Directors approved the issuance of 184,000 shares of Common Stock with a fair value of $184,000 to 184 employees in recognition of services rendered. Such shares were issued during the following month. Shares issued under the Plan were previously registered with the SEC on Form S-8.

Each share of Common Stock was deemed by Management to have a value of $1.00 per share based upon the most recent cash price paid per common share by third-party investors during the second quarter of this year. That value was deemed to be the best and most reliable indicator of the value for the Company’s common shares at the time of this transaction.

During the year ended December 31, 2024:

a)	On March 6, 2024, the Company cancelled 866,667 shares of common stock that was previously issued and re-issued the same shareholders a total of 368,967 in accordance with stated agreements.

b)

On June 5, 2024, USS entered into a promissory note agreement with Clearview Funding Solutions for $200,000, which matures in June 2025. An origination and finance fee of $15,000 are included in the principal and discounted against the note over the term. As of June 30, 2024, the note had an outstanding balance of $171,600. The proceeds from this offering were used for working capital purposes.

c)

On June 8, 2024, the Company issued 75,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $75,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2025. The proceeds from this offering were used for working capital purposes

d)

On June 28, 2024, the Company issued 100,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for a subscription amount of $100,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The subscription was received in July 2024. The proceeds from this offering were used for working capital purposes.

e)

In July 2024, the Company issued 225,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $225,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes.

f)

In August 2024, the Company issued 50,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $50,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes.

g)

On September 6, 2024, the Company issued 50,000 shares of Preferred Stock Series B, having a fair value of $2,500,000 ($50/share) as a consulting fee to a related party, its majority shareholder, based upon the most recent third-party cash offering price for common stock, which represents the best indicator of fair value.

The Company determined the valuation of this transaction as follows:

Quantity of Preferred Stock Series B issued majority shareholder	50,000
Conversion ratio of Preferred Stock Series B into common stock	50
Equivalent quantity of common shares	2,500,000
Cash offering price of common shares	$1.00
Valuation of Preferred Stock Series B shares	$2,500,000

h)

In October 2024, the Company issued 20,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $20,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes.

i)

In November 2024, the Company issued 250,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for gross proceeds of $250,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The proceeds from this offering were used for working capital purposes.

j)

In December 2024, the Company issued 50,000 shares of common stock. The stock was sold at $1/share for gross proceeds of $50,000. The proceeds from this offering were used for working capital purposes.

We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D. We made this offering based on the following facts: (1) the issuances were isolated private transaction which did not involve a public offering; (2) there were only limited offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offerees were sophisticated investors familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

During the years ended December 31, 2025 and 2024, the Company’s primary business focused upon providing armed and unarmed security services through its Sentry and USS subsidiaries. They offer professional security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. They operate primarily in California and serve a diverse clientele, including businesses, residential communities, and event organizers.

The Company’s remaining subsidiary, Gladiator, previously focused on the production and sale of personal protective products, including body armor and ballistic plates. However, as of mid-2023, the Company ceased selling personal protective equipment under the Gladiator brand due to ongoing litigation. Presently, Gladiator’s operations are limited, and the Company may relaunch the product line and expand its offerings once such litigation is resolved.

Effective October 16, 2025 and through its newly formed Sentry subsidiary, the Company acquired the client contracts for professional security services of an entity located in California for cash consideration of $650,000 plus additional cash of $150,000 on April 16, 2026 provided those contracts continue to provide at least 80% of the level of revenue per month as they were as of the date of the closing. As part of the acquisition agreement, the Company agreed to retain the former principal of the seller as a consultant for a period of six months at the rate of $50,000 per month. Effective that same date, the Company combined the day-to-day activities of USS with Sentry for logistical and operational purposes.

Effective December 31, 2025 and in conjunction with: a) the preparation of the Company’s consolidated financial statements as of that date and for the year then ended, and b) the growth strategy described in the following paragraph, Management reassessed the propriety of certain assets and liabilities previously carried on its balance sheet and made repositioning adjustments related thereto. Such adjustments had the net effect of recording a benefit of $2,205,292 in the Consolidated Statement of Operations for the year then ended as discussed in the footnotes to those financial statements presented elsewhere in this Report.

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

Critical accounting policies consist of the following and are described in Note 4, Summary of Significant Accounting Policies, in the Company’s financial statements included elsewhere in this Report.

•	Basis of Presentation
•	Use of Estimates and Assumptions
•	Principles of Consolidation and Non-Controlling Interest
•	Fair value of Financial Instruments
•	Revenue Recognition
•	Income Taxes

Critical accounting estimates consist primarily of those described in Note 17, Business Reassessment and Repositioning Adjustment, in the Company’s financial statements included elsewhere in this Report

Results of Operations

Year Ended December 31, 2025 Versus 2024

Revenues (Amounts not adjusted for reclassification of discontinued operations)

Revenues were $5,066,543 for the year ended December 31, 2025 compared to $4,605,338 in the prior year, an increase of $461,205 or 10%. This increase was attributable to the rationalization of the Company’s customer portfolio representing a shift away from less profitable markets and a simultaneous emphasis upon higher margin services.

Cost of Revenues (Amounts not adjusted for reclassification of discontinued operations)

Cost of revenues were $3,817,851 for the year ended December 31, 2025 compared to $4,191,878 in the prior year, a decrease of $374,027 or 9%. This decrease was attributable to the rationalization of the Company’s customer portfolio representing a shift away from less profitable markets and a simultaneous emphasis upon higher margin services.

Gross Profits (Amounts not adjusted for reclassification of discontinued operations)

Gross profits were $1,248,692 or 26% for the year ended December 31, 2025 compared to $413,460 or 9% in the prior year, an increase of $835,232 or 202%. This increase was directly attributable to the changes in revenues and cost of revenues discussed immediately above.

General and Administrative

General and administrative expenses were $4,899,761 for the year ended December 31, 2025 compared to $5,828,300 in the prior year, a decrease of $928,539 or 16%. This decrease is primarily attributable to a one-time non-cash expense charge of $2,500,000 during 2024 related to the issuance of shares to Padang Padang for services rendered. In the absence of that charge during 2024, general and administrative expenses would have increased by $1,571,461 or 47%. That increase was attributable to marketing and operational initiatives which resulted in the increases in revenues and gross profits discussed above.

Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets was zero for the year ended December 31, 2025 compared to $2,088,274 in the prior year, a decrease of $2,088,274 or 100%. This decrease is attributable to a charge during 2024 of that amount related to the impairment of intangible assets acquired in connection with the business combination with Gladiator in 2021.

Loss From Operations

Loss from operations was $4,462,697 for the year ended December 31, 2025 compared to $7,916,572 in the prior year, a favorable decrease of $3,453,877 or 44%. This favorable decrease was attributable to the collective favorable changes in the gross profits, general and administrative expenses, and the loss on impairment of intangible assets discussed immediately above.

Other Income (Expense)

Net other income (expense) was a net income of $1,886,128 for the year ended December 31, 2025 as compared to a net loss of $947,438 for the prior year, a favorable swing of $2,833,566 or 299%. This favorable swing was primarily attributable to management’s evaluation of the propriety of certain assets and liabilities previously carried on its balance sheet totaling $2,205,292 and the gain on acquisition of the Opsec business of $571,00 as further discussed in the footnotes to the Company’s financial statements.

In the absence of those two benefits during 2025, other income (expenses) would have favorably decreased by $57,274 or 6%. That decrease was primarily attributable to decreases in interest expense of $278,959 or 36% and the change in the fair value of derivative liabilities of $108,330 or 66%.

Net Income (Loss) From Continuing Operations Including Non-Controlling Interest

Net loss from continuing operations, including non-controlling interest, was $2,576,569 for the year ended December 31, 2025 as compared to a net loss of $8,864,012 for the prior year, a decrease of $6,287,443 or 71%. This decrease was primarily attributable to the favorable changes in both the loss from operations of $3,453,877 and other income of $2,833,566 as discussed in the preceding paragraphs.

Non-Controlling Interest

Non-controlling interest was a negative $107,796 for the year ended December 31, 2025 as compared to a negative of $74,959 for the prior year, an increase of $32,837 or 44%. This increase was attributable to the portion of the net benefit discussed in Other Income (Expense) above that was related to Gladiator, the Company’s subsidiary wherein there is a non-controlling interest.

Net Income (Loss) Available to Common Shareholders

Net income (loss) available to common shareholders was a net loss of $1,664,817 for the year ended December 31, 2025 as compared to a net loss of $8,375,593 for the prior year, a decrease of $6,710,776 or 80%. This decrease was attributable to the favorable changes in both the loss from operations of $3,453,877 and other income of $2,833,566 as discussed in the preceding paragraphs.

Year Ended December 31, 2024 Versus 2023

Revenues (Amounts not adjusted for reclassification of discontinued operations)

Revenues were $4,605,338 for the year ended December 31, 2024 compared to $8,820,348 in the prior year, a decrease of $4,215,010 or 48%. This decrease was attributable to the loss of several key customers.

Cost of Revenues  (Amounts not adjusted for reclassification of discontinued operations)

Cost of revenues were $4,191,878 for the year ended December 31, 2024 compared to $6,053,710 in the prior year, a decrease of $1,861,832 or 31%. This decrease was primarily attributable to the loss of several key higher margin customers.

Gross Profits  (Amounts not adjusted for reclassification of discontinued operations)

Gross profits were $413,460 or 9% for the year ended December 31, 2024 compared to $2,766,638 or 31% in the prior year, a decrease of $2,353,178 or 85%. This decrease was directly attributable to the changes in revenues and cost of revenues discussed immediately above.

General and Administrative

General and administrative expenses were $5,828,300 for the year ended December 31, 2024 compared to $3,542,186 in the prior year, an increase of $2,286,114 or 65%. This increase is primarily attributable to a one-time non-cash expense charge of $2,500,000 during 2024 related to the issuance of warrants to a consultant for services rendered. In the absence of that charge during 2024, general and administrative expenses would have decreased by $213,886 or 6%. That decrease was attributable to cost saving operational initiatives which were implemented during 2024.

Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets for year ended December 31, 2024 was $2,088,274 compared to $911,467 in the prior year, an increase of $1,176,807 or 129%. This increase was attributable to the charges during 2024 and 2023 related to the impairment of intangible assets acquired in connection with the business combination with Gladiator in 2021.

Loss From Operations

Loss from operations was $7,503,114 for year ended December 31, 2024 compared to $1,687,015 in the prior year, an increase of $5,816,099 or 345%. This unfavorable increase was attributable to the collective unfavorable changes in the gross profits, general and administrative expenses, and the losses on the impairment of intangible assets discussed immediately above.

Other Income (Expense)

Net other income (expense) was a net loss of $947,438 for the year ended December 31, 2024 as compared to a net loss of $931,950 for the prior year, an increase of $15,488 or 2%. This change was primarily attributable to a favorable decrease in interest expense of $311,645 or 29% which was offset by an unfavorable increase in the change in the fair value of derivative liabilities of $319,370 or 204%.

Net Income (Loss) Including Non-Controlling Interest

Net income (loss), including non-controlling interest, was a net loss of $8,450,552 for the year ended December 31, 2024 as compared to a net loss of $2,618,965 for the prior year, an increase in net loss of $5,831,587 or 222%. This increase was primarily attributable to the increase in the loss from operations discussed in the preceding paragraphs.

Non-Controlling Interest

Non-controlling interest was $74,959 for the year ended December 31, 2024 as compared to $157,114 for the prior year, a decrease of $82,155 or 52%. This change was attributable to a decrease in the losses related to Gladiator, the Company’s subsidiary wherein there is a non-controlling interest.

Net Income (Loss) Available to Common Shareholders

Net income (loss) available to common shareholders was $8,375,593 for the year ended December 31, 2024 as compared to a net loss of $2,461,851 for the prior year, an increase of $5,913,742 or 240%. This increase was primarily attributable to the change in the loss from operations of $5,816,099 as discussed in the preceding paragraphs.

Liquidity and Capital Resources

We manage liquidity risk by reviewing our financial position, cash flows, sources of liquidity, and capital requirements on an ongoing basis. The Company had cash on hand of $197,165 on December 31, 2025.

The following table summarizes the Company’s working capital positions and cash flows as of and for the years ended December 31, 2025 and 2024:

	2025	2024

Working capital deficit	$(4,192,539)	$(4,419,731)

Net cash provided by / used in operating activities	$(1,320,175)	$(123,755)
Net cash provided by / used in investing activities	(790,000)	0
Net cash provided by / used in financing activities	2,176,186	209,358
Net increase (decrease) in cash	66,011	85,603
Cash – Beginning of year	131,154	45,551
Cash – End of year	$197,165	$131,154

Working Capital Deficit

The decrease in the working capital deficit of $227,192 during the year ended December 31, 2025 was primarily attributable to a use of working capital of $845,550 related to a net increase in accounts receivable and a source of working capital of $406,182 related to a net increase in liabilities.

Operating Activities

Cash used in operating activities of $1,320,176 during the year ended December 31, 2025 was primarily attributable to a use of cash of $845,550 related to a net increase in accounts receivable.

Cash used in operating activities of $123,755 during the year ended December 31, 2024 was attributable to a source of cash of $453,459 related to a decrease in accounts receivable, a source of cash of $128,967 related to an increase in accounts payable and accrued expenses, and a source of cash of $1,729,780 related to refunds received from the Internal Revenue Service all offset by a use of cash of $2,344,913 related to the support of operations.

Investing Activities

Cash used in investing activities of $940,000 during the year ended December 31, 2025 was attributable to a use of cash of $650,000 related to the October 2025 acquisition discussed elsewhere in this Report and a use of cash of $140,000 related to the acquisition of fixed assets.

Financing Activities

Cash provided by financing activities of $2,176,186 during the year ended December 31, 2025 was attributable to a source of cash of $135,000 related to the sale of common stock, a source of cash of $1,685,000 related to the sale of warrants, and a source of cash of $356,186 related to the issuance of notes payable.

Cash provided by financing activities of $209,358 during the year ended December 31, 2024 was attributable to a source of cash of $805,408 related to the sale of common stock and a source of cash of $348,874 related to the issuance of various notes payable which were offset by a use of cash of $936,556 related to the repayments of various notes and loans payable.

Future Capital Requirements

Additional capital will likely be required in 2026 to support the Company’s growth strategy, which consists of the acquisition of complementary established businesses and the expansion of services, will vary depending upon several factors. Such factors include, but are not limited to, marketplace conditions which will affect our ability to identify and close acquisition opportunities, expand the range and profitability of security services we provide to our clients, and generate revenue and cash flow from operations to support those activities.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity and Going Concern

As indicated in the accompanying audited financial statements, the Company reported a net loss of $1,664,817 for the year ended December 31, 2025 and utilized net cash in operating activities of $1,320,176 during that same period. Such net loss included a non-cash benefit $2,205,292 as discussed above and, in the absence of that benefit, the Company would have reported a net loss of $3,870,109. Additionally, the Company reported an accumulated deficit of $23,956,377, a stockholders’ deficit of $2,847,685, and a working capital deficit of $4,192,539 as of December 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues to achieve profitable operations.

The Company anticipates that it will need to raise additional capital in order to continue to fund its operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of available funds will depend on many factors, including the Company’s ability to successfully expand to new markets and to acquire other companies to enhance and/or complement its existing service offerings.

There is no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. There is no assurance that financing will be available on terms which are commercially acceptable, or available at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease operations.

The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern. Accordingly, the financial statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In summary, the Company has historically incurred significant losses since inception, has not yet attained profitable operations, and remains dependent upon obtaining financing to support operations and pursue its business plans.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

SENTINEL HOLDINGS, LLC AND SUBSIDIARIES

(F/K/A JAMES MARITIME HOLDINGS, INC. AND SUBSIDIARIES)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Sentinel Holdings Ltd.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Sentinel Holdings Ltd. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined the following critical audit matters:

1)	Description of the Matter: Business Repositioning Adjustment

As discussed in Note 17 to the financial statements, during 2025 the Company recorded a series of business reassessment and repositioning adjustments that affected multiple balance sheet and income statement accounts, including the elimination of certain USS assets and lease balances, reversals of payroll and payroll tax liabilities, elimination of related-party balances, and other adjustments recorded across subsidiaries. This matter involved especially challenging auditor judgment due to the number and nature of the adjustments, the need to assess the underlying support for each entry, and the evaluation of the appropriate accounting and financial statement presentation, including the application of ASC 250.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures performed to address this matter included evaluating management’s memorandum and supporting schedules for the adjustments; tracing the adjustments to the underlying journal entries and consolidated trial balance; testing supporting documentation for selected adjustments, including IRS transcripts, payment support, correspondence, and subsequent clearing activity; obtaining confirmation for the related-party balance; assessing management’s conclusions regarding the accounting treatment under ASC 250; and evaluating the related disclosures in the financial statements.

2)	Description of the Matter: OPSEC Acquisition

As discussed in Note 3 to the financial statements, the Company acquired the operating contracts and related licenses and permits of OPSEC Specialized Protection, Inc. during 2025 through its wholly owned subsidiary, Sentry Protective Services, Inc. This matter involved especially challenging auditor judgment due to the significance of the transaction and the judgment required to evaluate whether the acquisition should be accounted for as an asset acquisition or a business combination, the fair value of the acquired contracts, and the related amortization period.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures performed to address this matter included reading the acquisition agreement and related supporting documents; evaluating management’s accounting conclusion that the transaction qualified as an asset acquisition; independently assessing the fair value of the acquired contracts using a discounted cash flow approach and evaluating key assumptions, including projected revenue, margins, attrition, growth, tax rates, and discount rates; assessing the reasonableness of the amortization period based on contractual terms and expected economic life; and evaluating the related financial statement disclosures.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

June 5, 2026

PCAOB ID Number 6797

Sentinel Holdings Ltd and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	As of December 31,
	2025	2024

Assets

Current Assets
Cash	$197,165	$131,154
Accounts receivable (net)	845,550	-
Prepaid expenses and other	578	-
Assets of discontinued operations	252,965	583,589
Total current assets	1,296,258	714,743

Property and Equipment (Net)	116,667	105,000

Intangible Assets (Net)	1,228,187	-

Total Assets	$2,641,112	$819,743

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,229,786	$1,697,954
Notes payable	255,195	122,974
Loans payable	341,800	294,708
Convertible notes payable	35,000	35,000
Derivative liabilities	392,747	338,061
Liabilities of discontinued operations	1,234,269	2,593,918
Total current liabilities	5,488,797	5,082,615

Long Term Liabilities
Loans payable (net)	-	67,800
Operating lease liability	-	-
Total long term liabilities	-	67,800

Total Liabilities	5,488,797	5,150,415

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A Preferred Stock ($0.001 par value; 2,000,000 shares authorized; 2,000,000 and 400,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,000	400
Series B Preferred Stock ($0.001 par value; 1,000,000 shares authorized; 75,000 and 50,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	75	50
Common Stock ($0.001 par value; 90,000,000 shares authorized; 9,690,429 and 9,371,429 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9,690	9,371
Additional paid-in capital	21,465,838	18,212,182
Accumulated deficit	(23,956,337)	(22,291,520)
Stockholders' equity (deficit)	(2,478,734)	(4,069,517)
Non-controlling interest	(368,951)	(261,155)
Total stockholders' equity (deficit)	(2,847,685)	(4,330,672)

Total Liabilities and Stockholders' Deficit	$2,641,112	$819,743

The accompanying footnotes are an integral part of these consolidated financial statements.

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	For the Years Ended
	December 31,
	2025	2024

Continuing Operations

Revenue	$1,933,422	$-

Cost of Revenue	1,496,358	-

Gross Profit	437,964	-

General and Administrative Expenses	4,899,761	5,828,300

Loss on Impairment of Intangible Assets	-	2,088,274

Loss From Operations	(4,462,697)	(7,916,574)

Other Income (Expense)

Business reassessment and repositioning adjustments	2,205,292	-
Gain on acquisition	571,000
Interest expense	(498,037)	(776,996)
Change in fair value of derivative liabilities	(54,686)	(163,016)
Legal settlement	(332,081)	-
Other income (expense)	(5,360)	(7,426)
PPP loan forgiveness	-	-
Other income (expense) (net)	1,886,128	(947,438)

Net Income (Loss) From Continuing Operations Including Non-Controlling Interest	(2,576,569)	(8,864,012)

Discontinued Operations

Net Income (Loss) From Discontinued Operations	803,956	413,460

Net Income

Net Income (Loss) Including Non-Controlling Interest	(1,772,613)	(8,450,552)

Non-Controlling Interest	(107,796)	(74,959)

Net Income (Loss) Available to Common Shareholders	$(1,664,817)	$(8,375,593)

Net Income (Loss) Per Common Share - Basic and Diluted

From Continuing Operations	$(0.27)	$(0.99)
From Discontinued Operations	$0.09	$0.05
Attributable To Common Shareholders	$(0.18)	$(0.94)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,452,155	8,921,014

The accompanying footnotes are an integral part of these consolidated financial statements.

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Subscription	Accumulated	Total Equity (Deficit)Attributable To The	Non-Controlling	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	(Deficit)

January 1, 2024	400,000	400	-	-	9,064,129	9,064	13,769,537	-	(13,915,927)	(136,926)	(186,196)	(323,122)

Net income (loss)	-	-	-	-	-	-	-	-	1,352,480	1,352,480	-	1,352,480
Shares issued	-	-	-	-	368,967	369	-	-	-	369	-	369
Shares cancelled	-	-	-	-	(866,667)	(867)	-	-	-	(867)	-	(867)

March 31, 2024	400,000	400	-	-	8,566,429	8,566	13,769,537	-	(12,563,447)	1,215,056	(186,196)	1,028,860

Net income (loss)	-	-	-	-	-	-	-	-	(2,795,731)	(2,795,731)	-	(2,795,731)
Shares and warrants issued for cash	-	-	-	-	175,000	175	174,825	(100,000)	-	75,000	-	75,000
Warrants issued for services	-	-	-	-	-	-	1,138,500	-	-	1,138,500	-	1,138,500

June 30, 2024	400,000	400	-	-	8,741,429	8,741	15,082,862	(100,000)	(15,359,178)	(367,175)	(186,196)	(553,371)

Net income (loss)	-	-	-	-	-	-	-	-	(3,269,390)	(3,269,390)	-	(3,269,390)
Receipt of subscription receivable	-	-	-	-	-	-	-	100,000	-	100,000	-	100,000
Shares and warrants issued for cash	-	-	-	-	275,000	275	274,725	-	-	275,000	-	275,000
Shares issued for cash	-	-	-	-	35,000	35	34,965	-	-	35,000	-	35,000
Shares issued for services	-	-	50,000	50	-	-	2,499,950	-	-	2,500,000	-	2,500,000

September 30, 2024	400,000	400	50,000	50	9,051,429	9,051	17,892,502	-	(18,628,568)	(726,565)	(186,196)	(912,761)

Net income (loss)	-	-	-	-	-	-	-	-	(3,662,952)	(3,662,952)	(74,959)	(3,737,911)
Shares and warrants issued for cash	-	-	-	-	270,000	270	269,730	-	-	270,000	-	270,000
Shares issued for cash	-	-	-	-	50,000	50	49,950	-	-	50,000	-	50,000

December 31, 2024	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$-	$(22,291,520)	$(4,069,517)	$(261,155)	$(4,330,672)

 The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Subscription	Accumulated	Equity (Deficit) Attributable To The	Non- Controlling	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	(Deficit)

December 31, 2024	400,000	400	50,000	50	9,371,429	9,371	18,212,182	-	(22,291,520)	(4,069,517)	(261,155)	(4,330,672)

Net income (loss)	-	-	-	-	-	-	-	-	(607,064)	(607,064)	(11,099)	(618,163)

March 31, 2025	400,000	400	50,000	50	9,371,429	9,371	18,212,182	-	(22,898,584)	(4,676,581)	(272,254)	(4,948,835)

Net income (loss)	-	-	-	-	-	-	-	-	(1,371,468)	(1,371,468)	(17,255)	(1,388,723)
Shares issued for cash	-	-	-	-	135,000	135	134,865	-	-	135,000	-	135,000
Shares issued for services	-	-	15,000	15	-	-	749,985	-	-	750,000	-	750,000

June 30, 2025	400,000	400	65,000	65	9,506,429	9,506	19,097,032	-	(24,270,052)	(5,163,049)	(289,509)	(5,452,558)

Net income (loss)	-	-	-	-	-	-	-	-	(624,213)	(624,213)	(7,837)	(632,050)
Warrants issued for cash	-	-	-	-	-	-	1,685,000	(1,000,000)	-	685,000	-	685,000
	-	-	-	-	-	-	-	-	-	-	-	-
September 30, 2025	400,000	400	65,000	65	9,506,429	9,506	20,782,032	(1,000,000)	(24,894,265)	(5,102,262)	(297,346)	(5,399,608)

Net income (loss)	-	-	-	-	-	-	-	-	937,928	937,928	(71,605)	866,323
Collection of subscription balance	-	-	-	-	-	-	-	1,000,000	-	1,000,000	-	1,000,000
Shares issued for services	1,600,000	1,600	-	-	-	-	-	-	-	1,600	-	1,600
Shares issued for services	-	-	10,000	10	-	-	499,990	-	-	500,000	-	500,000
Shares issued for services	-	-	-	-	184,000	184	183,816	-	-	184,000	-	184,000
Other	-	-	-	-	-	-	-	-	-	-	-	-

December 31, 2025	2,000,000	$2,000	75,000	$75	9,690,429	$9,690	$21,465,838	$-	$(23,956,337)	$(2,478,734)	$(368,951)	$(2,847,685)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Sentinel Holdings Ltd and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	For the Years Ended
	December 31,
	2025	2024

Cash Flows From Operating Activities
Net income (loss) (Including non-controlling interest)	$(1,772,613)	$(8,450,552)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Business reassessment and repositioning adjustments	(2,205,292)	-
Loss on impairment of goodwill and intangibles	-	2,088,274
Depreciation and amortization	170,611	37,065
Common Stock issued for services	184,000	-
Preferred Stock Series A issued for services	1,600	-
Preferred Stock Series B issued for services	750,000	-
Amortization of operating lease right-of-use asset	84,216	87,320
Change in operating lease liability	(83,361)	(79,049)
Change in derivative liability	54,686	163,016
Amortization of debt discount	-	70,032
Bad debt expense	-	49,339
Warrants issued for services rendered	-	1,138,500
Stock-based compensation expense	-	2,499,502
Non-cash charitable contribution	-	17,077
Changes in operating assets and liabilities:
Accounts receivable	(845,550)	453,469
Prepaid expenses and other	(578)	34,553
Accounts payable and accrued expenses	3,489,105	1,858,747
Cash classified within assets of discontinued operations	-	(91,048)
Receivables classified within assets of discontinued operations	77,515	-
Liabilities classified within liabilities of discontinued operations	(1,224,514)	-
Net cash provided by (used in) operating activities	(1,320,175)	(123,755)

Cash Flows From Investing Activities
Acquisition of contracts	(650,000)	-
Purchase of fixed assets	(140,000)	-
Net cash provided by (used in) investing activities	(790,000)	-

Cash Flows From Financing Activities
Common Stock issued for cash	135,000	805,000
Warrants - Issued for cash	1,685,000	-
Notes payable - Borrowings	140,000	348,874
Notes payable - Repayments	216,186	(523,554)
Loans payable - Repayments	-	(420,962)
Net cash provided by (used in) financing activities	2,176,186	209,358

Net increase (decrease) in cash	66,011	85,603

Cash - Beginning of Period	131,154	45,551

Cash - End of Period	$197,165	$131,154

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	108,850	136,062
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS, AND RISKS AND UNCERTAINTIES

Organization

The accompanying consolidated financial statements include the accounts of Sentinel Holdings Ltd (“Sentinel”) and its majority-owned subsidiaries, Sentry Protective Services, Inc. (“Sentry”), United Security Specialists Inc. (“USS”), and Gladiator Solutions Inc. (“Gladiator”), (collectively “Sentinel” or the “Company”). Sentinel Holdings Ltd was incorporated in the State of Nevada on January 23, 2015.

Effective July 17, 2024, the Company changed its name from James Maritime Holdings, Inc. to Sentinel Holdings Ltd in order to better reflect its current business activities and provide better transparency to the financial markets and its shareholders. The Company received approval from FINRA regarding this name change on April 5, 2025.

Nature of Operations

The Company provides professional security services through its operating subsidiaries. It offers armed and unarmed security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. It operates primarily in California and serves a diverse clientele, including businesses, individuals, residential communities, and event organizers.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions and liquidity challenges.

The Company evaluates and discloses risks and uncertainties that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in revenues and earnings include:

•	Industry cyclicality – The Company's financial performance is affected by industry trends, seasonality, and shifts in market demand;
•	Macroeconomic conditions – Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams; and
•	Pricing volatility – Competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given such uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

NOTE 2 – GOING CONCERN

The Company reported a net loss available to common shareholders of $1,664,817 for the year ended December 31, 2025 and utilized net cash in operating activities of $1,320,176 during that same period. Such net income included a non-cash benefit $2,205,292 as discussed above and, in the absence of that benefit, the Company would have reported a net loss of $3,870,109. The Company has an accumulated deficit of $23,956,337, a stockholders’ deficit of $2,847,685, and a working capital deficit of $4,192,539 as of December 31, 2025. The Company has incurred significant losses since inception, has not yet attained profitable operations, and remains dependent upon obtaining financing to support operations and pursue its business plans.

Consequently, our auditors have stated in their report on our financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

NOTE 3 – ACQUISITION

Effective October 15, 2025, the Company, through its Sentry subsidiary, acquired the operating assets of Opsec Specialized Protection, Inc. (“Opsec”) consisting of Opsec’s contractual relationships with its clients, rights to all licenses and/or permits required to operate the business, and other miscellaneous assets associated with the business.

The Company performed an assessment under ASC 805 to determine whether the contracts acquired should be accounted for as a business combination or an asset acquisition. Management applied the relevant screen tests and guidance to evaluate whether the acquired set includes an input and a substantive process that together significantly contribute to the ability to create outputs.

First, the Company noted that the acquired contracts are not limited to a simple portfolio of customer arrangements; they are accompanied by operational processes that are currently in use to deliver the underlying services and generate revenue. These processes include the methods, systems, and workflows necessary to fulfill the contracts and continue generating revenue without significant modification or further development by the Company.

Second, the acquired contracts are already generating revenue from customers and are expected to continue to do so as part of the Company’s ongoing operations. The presence of both inputs (the customer contracts and related customer relationships) and substantive processes (the operational know-how and procedures that are integral to managing and fulfilling those contracts) indicates that the acquired set is capable of producing outputs on a stand‑alone basis.

Therefore, based on this analysis, management concluded that the acquired asset meets the definition of a business under ASC 805 and therefore should be accounted for as a business acquisition.

Consideration for this acquisition totaled $800,000 consisted of cash of $650,000 paid on the closing date and $150,000 paid on April 15, 2026. The acquired assets were valued by management at $1,371,000 and recorded as contracts which is amortized on a straight-line basis over a two-year period. The difference of $571,000 between such value and the amount paid was recorded as a gain on acquisition on the statement of operations.

Additionally and as more fully described in Note 14, Commitments and Contingencies, the Company entered into an agreement with the owner of the Opsec business for a six-month period at the rate of $50,000 per month for consulting services.

NOTE 4 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as promulgated by the Financial Accounting Standards Board through its Accounting Standards Codification (ASC).

Discontinued Operations

On February 28, 2026 and as more fully discussed in Note 22, Subsequent Events, the Company sold 100% of its equity interest in USS. Prior to the sale, USS operated as a legally and operationally distinct subsidiary of the Company with separately identifiable revenues and direct costs. The Company has determined that the sale of USS represents a strategic shift that has, and will continue to have, a major effect on the Company's operations and financial results. Accordingly, the results of USS operations for all periods presented have been reclassified and reported as discontinued operations.

•	The financial results of the discontinued operations for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024

Revenue	$3,132,845	$4,605,338
Cost of revenues	2,328,889	4,191,878
Gross profit	803,956	413,460
General and administrative expenses	-	-
Loss on impairment of intangible assets	-	-
Income from discontinued operations, net of tax	$803,956	$413,460

•	Assets and liabilities of the discontinued operations as of December 31, 2025 and 2024 were as follows:

	2025	2024
Assets:
Cash	$-	$91,048
Accounts receivable	77,515	224,704
Operating lease - Right of use asset	175,450	259,666
Prepaid expenses and other assets	-	8,171
Total	$252,965	$583,589

Liabilities:
Accounts payable and accrued expenses	$877,514	$1,830,701
Notes payable	148,947	288,916
Loans payable	-	183,132
Operating lease liability – Current	207,808	83,362
Operating lease liability - Long term	-	207,807
Total	$1,234,269	$2,593,918

•	The reconciliations of key reported consolidated amounts and the related restated amounts attributable to continuing and discontinued for the years ended December 31, 2025 and 2024 are as follows:

		Discontinued	Continuing
	Consolidated	Operations	Operations
Year ended December 31, 2025
Revenue	$5,066,543	$(3,132,845)	$1,933,698
Loss from operations	$(3,658,741)	$803,956	$(4,462,697)
Net loss available to common shareholders	$(2,468,773)	$803,956	$(1,664,817)

Year ended December 31, 2024:
Revenue	$4,605,338	$(4,605,338)	$-
Loss from operations	$(7,503,114)	$413,460	$(7,916,574)
Net loss available to common shareholders	$(7,962,133)	$413,460	$(8,375,593)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

Principles of Consolidation and Non-Controlling Interest

The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, Consolidation, and continuously evaluates its investments and business relationships to assess consolidation requirements. All intercompany balances and transactions are eliminated in consolidation.

In accordance with ASC 810-10, consolidation is required for:

•	Entities wherein the Company has more than a 50% voting interest, unless control is not with the Company; and
•	Variable Interest Entities where the Company is the primary beneficiary, possessing both (i) power over significant activities, and (ii) the obligation to absorb losses or receive benefits.

For entities that are consolidated, but not 100% owned by the Company, a portion of the income or loss as well as the corresponding equity is allocated to the other owners of such entities. The aggregate of the income or loss and the corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements.

Related Parties

The Company defines related parties in accordance with ASC 850, Related Party Disclosures, and applicable SEC Regulations and discloses such relationships and transactions in its financial statements.

That definition includes entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

•	Principal owners of the Company;
•	Any shareholder owning more than 5% of any class of the Company’s voting securities;
•	Members of management (including directors, executive officers, and key employees);
•	Immediate family members of principal owners and members of management;
•	Entities affiliated with principal owners or management through direct or indirect ownership; and
•	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

•	Level 1 - Quoted market prices (unadjusted) for identical assets or liabilities in active market;
•	Level 2 - Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable; and
•

Level 3 - Unobservable inputs that require significant judgment, often involving a combination of cost, market, or income approaches, as well as Management’s assumptions about market conditions, pricing, and other factors.

The measurement of the fair value of the Company’s derivative liabilities are discussed in Note 13, Derivative Liabilities. The carrying amounts of the Company’s other financial instruments, such as cash, accounts receivable, accrued expenses, and notes payable, et cetera, approximate their fair values due to the short-term nature of those instruments.

Credit Risks and Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with ASC 275, Risks and Uncertainties, whereby it specifically considers risks that may arise from concentrations with clients in revenues and/or accounts receivable, reliance upon certain vendors, or general economic factors that could materially impact the Company’s financial position, results of operations, or cash flows.

In summary, financial instruments that subject the Company to credit risk consist principally of cash and accounts receivable as follows:

•

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

•

The Company does not require collateral for financial instruments subject to credit risk such as accounts receivable. The Company believes that credit risk is limited because the Company is familiar with the nature of operations of its customers. However, if appropriate and based upon the credit risk of its customers, the Company's policy is to establish an allowance for uncollectible accounts and periodically reassess the need for such allowances.

The Company deems a concentration of risk to exist when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases. Such concentrations of risk, if any, are disclosed in the related areas of these footnotes.

Cash and Cash Equivalents

The Company considers all money market accounts and highly liquid instruments with a maturity of three months or less as of the purchase date to be cash equivalents.

Accounts Receivable

The Company accounts for accounts receivable in accordance with ASC 310, Receivables, whereby:

•	The collectability of accounts receivable are periodically assessed;
•	An allowance for doubtful accounts is established as circumstances warrant; and
•	Accounts are written off against the allowance for doubtful accounts when they are determined to be uncollectible.

Property and Equipment

The Company accounts for property and equipment in accordance with ASC 360, Property, Plant, and Equipment, whereby such assets are stated at cost, less accumulated depreciation. Such depreciation is provided on the straight-line basis over the estimated useful lives of such assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management periodically reviews the carrying value of its property and equipment as well as whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with the provisions of ASC-360-10, Impairment or Disposal of Long-Lived Assets.

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, whereby such assets are stated at cost, less accumulated amortization. Such amortization is provided on the straight-line basis over the estimated useful lives of such assets.

When intangible assets are sold or otherwise disposed of, the cost and related accumulated amortization are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management periodically reviews the carrying value of its intangible assets as well as whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with the provisions of ASC-360-10, Impairment or Disposal of Long-Lived Assets.

Operating Lease Right-of-Use Asset

The Company accounts for right-of-use (ROU) assets and lease liabilities in accordance with FASB ASC 842, Leases. The amount of the right-of-use asset is determined by the present value of the estimated future minimum lease payments over the lease term discounted using a collateralized incremental borrowing rate. Such right-of-use asset is then amortized to expense over the expected term of the lease.

Accounts Payable and Accrued Expenses

The Company accounts for accounts payable and accrued expenses in accordance with the provisions of ASC 405, Liabilities, whereby debts and other obligations due to external parties requiring future outflows of cash or the transfer of monetary assets are estimated, recorded, and reported.

Notes and Loans Payable

The Company accounts for notes and loans payable in accordance with the provisions of ASC 470, Debt, whereby notes and loans payable due to external parties requiring future outflows of cash or the transfer of monetary assets are estimated, recorded, and reported.

Derivative Liabilities

The Company accounts for eligible financial instruments in accordance with the provisions of ASC 815, Derivatives and Hedging, whereby financial contracts whose value is derived from an underlying asset with obligations due to external parties requiring settlement at a future date with outflows of cash or the transfer of monetary assets are estimated, recorded, and reported at fair value.

The fair value of such derivative liabilities are remeasured at the end of each reporting period utilizing a binomial pricing model. The change in such value is recognized in the results of operations as a gain or loss on the change in the fair value of derivative liabilities.

Operating Lease Liabilities

The Company accounts for operating lease liabilities in accordance with the provisions of ASC 842, Leases, whereby the right-of-use (ROU) model is employed through recognizing a right-of-use asset and a lease liability for all leases with terms exceeding twelve months. Lease classification determines the pattern of expense recognition in the consolidated statement of operations. Specifically, expenses for:

•	Operating leases are recognized on a straight-line basis over the lease term; and
•	Finance leases are recognized via the amortization of the ROU asset plus interest expense on the lease liability.

Contingencies

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable plus related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

Revenue Recognition

The Company recognizes revenue and related costs in accordance with the provisions of ASC 606, Revenue From Contracts With Customers, whereby revenue is recognized when it is able to:

•	Identify a contract with a client;
•	Identify the performance obligation specified within the contract;
•	Determine the transaction price specified within the contract;
•	Allocate the transaction price to the performance obligation specified within the contract; and
•	Satisfy the performance obligation specified within the contract.

Marketing and Advertising Costs

The Company accounts for marketing and advertising costs in accordance with the provisions of ASC 720, Advertising Costs, whereby all such costs are expensed as incurred. Such costs are classified within general and administrative expenses in the statement of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation - Stock Compensation, whereby it utilizes the fair value-based method. Under this method, cost is measured as of the grant date based on the fair value of the award determined by using the Black-Scholes option pricing model and such cost is recognized over the requisite service period, typically the vesting period. This method is utilized for awards granted to employees and issuances of equity instruments such as stock and/or warrants to vendors and other parties for services.

Income Taxes

The Company records income tax expense utilizing the asset and liability method in accordance with the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect of changes in such tax rates on deferred tax assets and liabilities are recognized in income or expense in the period that the change is effective.

Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit or that future deductibility is uncertain. The Company recognizes uncertain tax positions only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities. Any interest and penalties incurred related to uncertain tax positions are reported in other expense in the consolidated statement of operations.

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. The Company reviews the realizability of such deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, and records a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Earnings (Loss) Per Share

The Company calculates net earnings (loss) per common share in accordance with ASC 260, Earnings Per Share, whereby:

•	In net income situations:

•	“Basic” net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period; and

•

“Diluted” net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the number of common shares that would result from the exercise of outstanding stock options, warrants, and conversion of eligible debt and/or preferred stock.

•

In net loss situations, “Basic and Diluted” net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. No exercise of outstanding stock options, warrants, or conversion of eligible debt and/or preferred stock is assumed as the effect of including such common share amounts would be anti-dilutive.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This standard will be effective for the Company for the annual period beginning January 1, 2027 and interim period beginning January 1, 2028, with early adoption permitted.

In January 2025, the FASB issued ASU 2025-01, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages (referred to as “project stages”) throughout Subtopic 350-40. The standard requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for the Company for the annual and interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impacts of ASU 2025-06 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which makes targeted improvements to the hedge accounting model. The amendments address five specific areas, including expanding the hedged risks permitted to be aggregated in groups of forecasted transactions, introducing an optional model for hedging choose-your-rate debt instruments, expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, eliminating the net written option test in certain instances, and eliminating recognition and presentation mismatches for dual hedge strategies. The standard is effective for the Company for annual periods beginning January 1, 2027, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard was effective for the Company for the annual period beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company adopted this standard beginning in 2025 on a prospective basis. However, there was no impact to the consolidated financial statements upon adoption.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when evaluating expected credit losses. This standard is effective for the Company for the annual and interim periods beginning January 1, 2026, with early adoption permitted, and should be applied prospectively. The Company does not expect the adoption of this guidance did not have a material impact on its consolidated financial statements.

NOTE 5 – CASH AND CASH EQUIVALENTS

The Company had no cash equivalents as of December 31, 2025 and 2024.

The Company is exposed to credit risk on its deposits with banking institutions to the extent that such account balances exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company did not have any such deposits in excess of those limits as of December 31, 2025 and 2024.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2025 and 2024:

	2025	2024

Accounts receivable	$923,065	$224,704
Less allowance for doubtful accounts	-	-
Subtotal	923,065	224,704

As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the receivables associated with USS are reported in the Assets of Discontinued Operations caption on the balance sheet.	(77,515)	(224,704)
Accounts receivable (net)	$845,550	$-

No individual client represented more than 10% of the total accounts receivable outstanding as of December 31, 2025 nor did any represent more than 10% of revenues for the year then ended. Three clients represented 57%, 19% and 11% of the total accounts receivable outstanding as of December 31, 2024 and all amounts were subsequently collected. The first client also represented 37% of revenues for the year then ended.

Bad debt expense was zero and $41,939 for the years ended December 31, 2025 and 2024, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2025 and 2024:

	2025	2024

Furniture and fixtures	$-	$37,271
Vehicles	140,000	171,901
	140,000	209,172
Accumulated depreciation	(23,333)	(104,172)
Property and equipment (net)	$116,667	$105,000

Depreciation expense totaled $61,603 and $37,065 for the years ended December 31, 2025 and 2024, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2025 and 2024:

	2025	2024

Contracts (Customer contracts and relationships)	$1,371,000	$2,420,014
Supplier relationship	-	700,207
Employee expertise	-	1,719,807
Software development cost	-	99,609
	1,371,000	4,939,637
Accumulated amortization	(142,813)	(2,851,363)
Impairment loss	-	(2,088,274)
Intangible assets (net)	$1,228,187	$-

Amortization expense totaled $142,813 and $1,191,898 for the years ended December 31, 2025 and 2024, respectively, and impairment loss were zero and $2,088,274 for the years ended December 31, 2025 and 2024, respectively.

Effective October 15, 2025 and as further described in Note 3, Acquisition, the Company acquired a business wherein Contracts of $1,371,000 was recorded which was attributed to customer contracts and relationships. This intangible is being amortized on a straight-line basis over the minimum estimated remaining life of those contracts which is expected to average two years.

During 2024, the loss of key USS customers led to a significant decline in sales relative to the prior year which resulted in revenue projections that could not support the remaining value of the USS intangible assets. Further, Management determined that the USS intangible assets were no longer expected to generate any future economic benefits. Consequently, an impairment loss equal to the remaining carrying amount of the assets was recorded as of December 31, 2024 which reduced their balance to zero.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2025 and 2024:

	2025	2024

Accounts payable and accrued liabilities	$1,705,017	$827,025
Payroll tax liabilities	997,143	1,729,120
Accrued interest liabilities	1,405,140	972,510
Subtotal	4,107,300	3,528,655
As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the liabilities associated with USS are reported in the Liabilities of Discontinued Operations caption on the balance sheet.	(877,514)	(1,830,701)

Accounts payable (net)	$3,229,786	$1,697,954

NOTE 10 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2025 and 2024:

		2025	2024

a)	On October 31, 2025 and as further described in Note 3, Acquisition, Sentry issued a note in the amount of $140,000 in connection with the purchase of several vehicles for that same amount. The note is collateralized by the vehicles, has no stated interest rate, and requires eighteen monthly payments of $7,778.	$132,222	$-

b)	On September 15, 2022, Gladiator issued a note in the amount of $150,000 to Kapitus Servicing, Inc. wherein Gladiator agreed to repay the note in weekly installments of $3,003 consisting of principal and interest over a 15-month period resulting in an effective interest rate of 24% per annum. The Company fell behind in payments and presently the parties are in litigation with Kapitus in connection with this note and other business matters.	122,973	122,973

c)	On September 23, 2021, USS issued a note in the amount of $637,500 to Henry Sierra in connection with his separation from USS and the repurchase of stock certain equity interests held by him. Ultimately the principal amount was reduced to $231,955 and in connection with the acquisition of USS in 2021 this note was assigned a value of $148,946. No activity has occurred with respect to this note since that date.	148,946	148,946

d)	On June 5, 2024, USS issued a promissory note in the amount of $200,000 to Clearview Funding Solutions, Inc. which matured on June 5, 2025. As described in Note 18, Business Reassessment and Repositioning Adjustments, the Company adjusted the balance recorded in its financial records from $50,294 to zero effective December 31, 2025.	-	139,972

Subtotal		404,141	411,891
	As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the liability associated with the notes described in “c” above are reported in the Liabilities of Discontinued Operations caption on the balance sheet.	(148,946)	(288,917)

Total		$255,195	$122,974

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of December 31, 2025 and 2024:

	2025	2024

On February 8 and 26, 2021, Gladiator issued two promissory notes in the total principal amount of $35,000 to Pink Holdings which accrued interest at 6% per annum and matured one year after issuance.	$35,000	$35,000

These notes contain terms which provide the holder with the option to convert any portion of the outstanding principal and accrued interest amounts into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the five-trading day period immediately prior to the conversion date. Since these notes contain an embedded conversion feature with a conversion price that could result in the issuance of an indeterminate amount of shares of common stock in the future, such feature has been bifurcated from the notes and accounted for as a derivative liability as described in Note 13, Derivative Liabilities.

NOTE 12 – LOANS PAYABLE

Loans payable consisted of the following as of December 31, 2025 and 2024:

		2025	2024

a)	On March 3, 2021, Gladiator entered into a loan agreement with the Small Business Administration in the amount of $67,800. This loan accrues interest at the annual rate of 3.75% and matures on March 3, 2051.	$67,800	$67,800

b)	On September 16, 2022, Gladiator entered into a loan agreement with Pinnacle Business Funding, LLC wherein it borrowed $145,500 and agreed to repay the loan in weekly payments of $6,328. The Company has not fully complied with the terms of this agreement and payments totaling $24,000 remain outstanding as of December 31, 2025 and 2024.	24,000	24,000

c)

On December 9, 2022, Gladiator entered into a loan agreement with Quattro Capital in the amount of $250,000 in connection with the financing of inventory purchases. The note is collateralized by such inventory, accrues interest at the rate of 150% per annum, and required repayment within 60 days. If not paid upon maturity, the interest rate increased to $1,200 per day resulting in an effective interest rate of approximately 175% per annum. The Company has accrued interest of $1,276,417 and $889,625 in connection with this note as of December 31, 2025 and 2024, respectively, and classified such amounts in the Accounts Payable and Accrued Expenses caption on the balance sheet.

		250,000	250,000

d)	On April 13, 2023, USS entered into a loan agreement for the factoring of accounts receivable. This loan balance was paid in full during the year ended December 31, 2025.	-	94,881

e)	On April 26, 2024, USS entered into a loan agreement with an individual in the amount of $100,000. This loan did not accrue interest and was paid in full on March 18, 2025.	-	75,001

f)	On various dates during the years ended December 31, 2025 and prior, USS entered into various loan agreements in connection with various vehicle purchases. As described in Note 18, Business Reassessment and Repositioning Adjustments, the Company adjusted the balance recorded in its financial records from $45,437 to zero effective December 31, 2025.	-	33,958

Subtotal		341,800	545,640

	As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the liability associated with the notes described in “d”, “e”, and “f” and above are reported in the Liabilities of Discontinued Operations caption on the balance sheet.		(250,932)

Total		$341,800	$294,708

NOTE 13 – DERIVATIVE LIABILITIES

The notes described in Note 11, Convertible Notes Payable, contained embedded conversion options with a conversion price that could result in the issuance of an indeterminate amount of shares of common stock in the future to settle the host contract. Accordingly, the embedded conversion options were bifurcated from the convertible notes and treated as a liability. The fair value of such liability amounts were calculated using “Level 3” type inputs (as described in Note 4, Summary Of Significant Accounting Policies – Fair Value Of Financial Instruments) and marked to market at the end of each reporting period.

During the years ended December 31, 2025 and 2024, the Company used the Black-Scholes pricing model to estimate the fair value of its embedded conversion option liabilities on those remeasurement dates with the following inputs:

	2025	2024

• Expected term (in years)	1.0	1.0
• Volatility	30% - 80%	62% - 84%
• Dividends	None	None
• Risk-free interest rate	3..5% - 4.0%	4.0% - 5.1%

The changes in derivative liabilities during the years ended December 31, 2025 and 2024 are as follows:

	2025	2024

Beginning of year	$338,061	$175,045
Mark-to-market adjustment	54,686	163,016
End of year	$392,747	$338,061

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease Liabilities

The tables below present information regarding the Company’s operating lease and liability as of December 31, 2025 and 2024:

	2025	2024
Assets and liabilities:

Operating lease right-of-use asset	$175,450	$259,666
Operating lease liability	$207,808	$291,169
Weighted-average remaining lease term (in years)	2.1	3.1
Weighted-average discount rate	8.0%	8.0%

Components of lease expense:

Amortization of right-of-use operating lease asset	$84,216	$84,216
Lease liability in connection with obligation payment	20,300	26,438
Total operating lease cost	$104,516	$110,654

Consulting Agreements

Effective October 15, 2025 and in connection with the acquisition discussed in Note 3, Acquisition, Sentry entered into a consulting agreement with the seller of that business through April 15, 2026 wherein Sentry is obligated to compensate that individual $50,000 per month. Remaining payments due to this individual total $175,000 as of December 31, 2025.

Effective October 28, 2025, Sentinel entered into a consulting agreement with Padang Padang, Ltd (“Padang”), a related party, through October 2026 wherein Sentinel is obligated to compensate Padang $20,000 per month. Remaining payments due to Padang under the terms of this agreement total $205,000 as of December 31, 2025.

Legal Matters

The Company, as previously indicated, is subject to litigation claims arising in the ordinary course of business. In that regard, the Company has assessed each matter individually and has recorded aggregated estimated liabilities for litigation claims of $347,325 and zero as of December 31, 2025 and 2024. The Company is not aware of any litigation, pending litigation, or other transactions that, in the opinion of management, would require specific disclosure as of those dates to prevent the financial statements from being misleading.

NOTE 15 – STOCKHOLDERS’ EQUITY (DEFICIT)

a) Preferred and Common Stock

The Company had two classes of stock authorized (Preferred Stock and Common Stock) and three classes of stock issued and outstanding (Preferred Stock Series A, Preferred Stock Series B, and Common Stock) as of December 31, 2025 and 2024. The rights and preferences of each are summarized as follows:

i)	Preferred Stock

Number of shares authorized	10,000,000
Par value	$0.001
Voting rights	None
Dividend rights	None
Redemption rights	None
Conversion rights	None
Liquidation preference	None

ii)	Preferred Stock Series A

Number of Preferred Stock shares designated as Series A	2,000,000
Number of shares issued and outstanding as of:
December 31, 2025	2,000,000
December 31, 2024	400,000
Par value	$0.001
Voting rights	30 votes per share
Dividend rights	None
Redemption rights	None
Conversion rights	None
Liquidation preference	None

iii)	Preferred Stock Series B

Number of Preferred Stock shares designated as Series B	1,000,000
Number of shares issued and outstanding as of:
December 31, 2025	75,000
December 31, 2024	50,000
Par value	$0.001
Voting rights	10 votes per share
Dividend rights	None
Redemption rights	None
Conversion rights	50 common shares per share
Liquidation preference	None

iv)	Common Stock

Number of shares designated	90,000,000
Number of shares issued and outstanding as of:
December 31, 2025	9,690,429
December 31, 2024	9,371,429
Par value	$0.001
Voting rights	1 vote per share
Dividend rights	None
Redemption rights	None

b) Financing Activities

The Company issued shares of Preferred and Common Stock as well as warrants in connection with financing activities during the years ended December 31, 2025 and 2024. Such activities are summarized as follows:

During the year ended December 31, 2025:

i)	On June 24, 2025, the Company issued 135,000 shares of common stock at $1.00 per share to a private investor and received cash proceeds of $135,000.

ii)	On June 24, 2025, the Company issued 15,000 shares of Preferred Stock Series B to a consultant for services with a fair value of $750,000.

The Company’s Preferred Stock Series B is not traded on a public exchange and therefore lacks an observable market price. As a result, the Company estimated the fair value of such shares in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Specifically, each share of Preferred Stock Series B was deemed to have a value of $50 per share as each such share is convertible into 50 shares of Common Stock. Further, each share of Common Stock was deemed by Management to have a value of $1.00 per share based upon the most recent cash the price paid per common share by third-party investors earlier in that same quarter. That value was deemed to be the best and most reliable indicator of the value for the Company’s common shares at the time of this transaction. Therefore, the value of $750,000 was calculated as follows:

Quantity of Preferred Stock Series B shares issued	15,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	750,000
Cash offering price of common shares	$1.00
Valuation of Preferred Stock Series B shares issued	$750,000

iii)

On June 24, 2025, the Company extended the expiration date of certain outstanding warrants held by a private investor for the purchase of up to 1,000,000 shares of Common Stock at $3.50 per share to a new expiration date of July 27, 2027. The Company did not receive any consideration for this action nor did it attribute any value to it.

iv)

On various dates from July 23, 2025 through September 23, 2025, the Company sold a total of 1,685,000 Warrant Units to private investors at $1.00 per Unit for the purchase of up to a total of 3,370,000 shares of Common Stock and received cash proceeds of $1,685,000.

Each Unit consists of one Series A Warrant to purchase one share of Common Stock at $3.50 per share and one Pre-Funded Warrant to purchase one share of Common Stock at $0.001 per share. All warrants were fully vested upon issuance and expire on various dates from September 24, 2030 to October 8,2030.

Such Units, and specifically the Pre-Funded Warrants contained within, were accounted for as equity instruments in accordance with the provisions of ASC 815-40-25 because:

•	The warrants are indexed to the Company’s common stock;
•	The Company is not required to settle the warrants with cash;
•	The Company has sufficient authorized and unissued shares available to settle the warrants; and
•	The warrants contain an explicit limit on the number of shares to be delivered upon settlement.

v)

On October 28, 2025, the Company issued 1,600,000 shares of Preferred Stock Series A to a related party as partial compensation valued at $1,600 for consulting services as further described in Note 21, Related Party Transactions.

Shares of Preferred Stock Series A have voting rights, but they do not accrue dividends nor do they have any redemption rights, conversion rights, or liquidation preferences. Therefore, consistent with previous accounting for such issuances, such shares were valued at their par value of $0.001 per share.

vi)

On October 30, 2025, the Company issued 10,000 shares of Preferred Stock Series B to a related party, the Company’s President and CEO, as compensation valued at $500,000 for services performed in connection with an acquisition in October 2025 as further described in Note 3, Acquisition, and Note 21, Related Party Transactions. This amount was recorded as an expense in the statement of operations and classified in general and administrative expenses.

The Company’s Preferred Stock Series B is not traded on a public exchange and therefore lacks an observable market price. As a result, the Company estimated the fair value of such shares in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Specifically, each share of Preferred Stock Series B was deemed to have a value of $50 per share as each such share is convertible into 50 shares of Common Stock. Further, each share of Common Stock was deemed by Management to have a value of $1.00 per share based upon the most recent cash the price paid per common share by third-party investors earlier in the same quarter. That value was deemed to be the best and most reliable indicator of the value for the Company’s common shares at the time of this transaction. Therefore, the value of $500,000 was calculated as follows:

Quantity of Preferred Stock Series B shares issued	10,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	500,000
Cash offering price of common shares	$1.00
Valuation of Preferred Stock Series B shares issued	$500,000

vii)

On December 12, 2025, the Company adopted the 2025 Sentinel Equity Incentive Plan and approved the issuance of 184,000 shares of Common Stock to employees with a fair value of $184,000 in recognition of services rendered.

Each share of Common Stock was deemed by Management to have a value of $1.00 per share based upon the most recent cash the price paid per common share by third-party investors during the second quarter of that year. That value was deemed to be the best and most reliable indicator of the value for the Company’s common shares at the time of this transaction.

During the year ended December 31, 2024:

i)

On March 6, 2024, the Company cancelled 866,667 shares of common stock that was previously issued and re-issued the same shareholders a total of 368,967 shares pursuant to the terms of the Gladiator Stock Purchase Agreement of December 19, 2021 due to Gladiator’s lack of performance.

ii)

On April 8, 2024 and as more fully described in Note 21, Related Party Transactions, the Company issued 550,000 warrants to a related party, the Company’s majority shareholder, for the purchase of 550,000 shares of Common Stock at $3.50 per share valued at $1,138,500 as compensation for consulting services. All warrants were fully vested upon issuance and expire on April 8, 2026.

The Company used the Black-Scholes pricing model to estimate the fair value of such warrants with the following inputs:

• Expected term (in years)	2.7
• Volatility	52%
• Dividends	None
• Risk-free interest rate	4.6%

iii)	On June 8, 2024 and June 28, 2024, the Company sold a total of 175,000 Units to private investors at $1.00 per Unit, issued 175,000 shares of Common Stock, and received cash proceeds of $175,000.

Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $3.50 per share. All warrants were fully vested upon issuance and expire on December 31, 2026.

iv)

On various dates from July 25, 2024 through August 12, 2024, the Company sold a total of 275,000 Units to private investors at $1.00 per Unit, issued 275,000 shares of Common Stock, and received cash proceeds of $275,000.

Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $3.50 per share. All warrants were fully vested upon issuance and expire on December 31, 2026.

v)	On August 26, 2024, the Company issued 35,000 shares of common stock at $1.00 per share to private investors and received cash proceeds of $35,000.

vi)

On September 6, 2024, the Company issued 50,000 shares of Preferred Stock Series B to a related party, the Company’s majority shareholder, as compensation valued at $2,500,000 for consulting services as further described in Note 21, Related Party Transactions.

The Company’s Preferred Stock Series B is not traded on a public exchange and therefore lacks an observable market price. As a result, the Company estimated the fair value of such shares in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Specifically, each share of Preferred Stock Series B was deemed to have a value of $50 per share as each such share is convertible into 50 shares of Common Stock. Further, each share of Common Stock was deemed by Management to have a value of $1.00 per share based upon the most recent cash the price paid per common share by third-party investors earlier in the same quarter. That value was deemed to be the best and most reliable indicator of the value for the Company’s common shares at the time of this transaction. Therefore, the value of $2,500,000 was calculated as follows:

Quantity of Preferred Stock Series B shares issued	50,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	2,500,000
Cash offering price of common shares	$1.00
Valuation of Preferred Stock Series B shares issued	$2,500,000

vii)	On October 30, 2024, the Company sold a total of 20,000 Units to private investors at $1.00 per Unit, issued 20,000 shares of Common Stock, and received cash proceeds of $20,000.

Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $3.50 per share. All warrants were fully vested upon issuance and expire on October 30, 2026.

viii)	On November 4, 2024, the Company sold a total of 250,000 Units to private investors at $1.00 per Unit, issued 250,000 shares of Common Stock, and received cash proceeds of $250,000.

Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $3.50 per share. All warrants were fully vested upon issuance and expire on December 31, 2026.

ix)	On December 9, 2024, the Company issued 50,000 shares of common stock at $1.00 per share to private investors and received cash proceeds of $50,000.

c) Warrant Activities

Warrant activities described in detail in the preceding section for the years ended December 31, 2025 and 2024 are summarized as follows:

	Number Of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Amounts outstanding, vested, and exercisable as of January 1, 2024	1,000,000	$3.50	1.6	$2,500,000

Issued during 2024	1,270,000	$3.50	2.2	n/a

Amounts outstanding, vested, and exercisable as of December 31, 2024	2,270,000	$3.50	2.1	$3,382,300

Issued during 2025	3,370,000	$1.75	5.1	n/a

Amounts outstanding, vested, and exercisable as of December 31, 2025	5,640,000	$2.45	3.3	$20,954,615

The aggregate intrinsic value was calculated using $6.00, $4.99, and $6.17 per share for January 1, 2024, December 31, 2024, and December 31, 2025, respectively.

NOTE 16 – REVENUE

The Company derived revenue exclusively from services during the years ended December 31, 2025 and 2024.

Revenue is recognized in accordance with accounting policy previously discussed and most clients are invoiced on a weekly basis. Consequently, there are no right-of-return considerations and uncollectable receivables are minimal to non-existent.

NOTE 17 – BUSINESS REASSESSMENT AND REPOSITIONING ADJUSTMENTS

In conjunction with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, Management considered the following recent events and initiatives:

a)	The September 2025 removal of an individual for the alleged improper issuance of the Company’s securities. This individual:

i)	Was then serving as Treasurer, Secretary, and a member of the Board of Directors; and
ii)	Had previously served as President and Chief Executive Officer for almost a decade;

b)	The October 2025 acquisition of the Opsec business;

c)	The February 2026 sale of USS; and

d)	Initiatives discussed elsewhere in this document consisting of:

i)	The establishment of a new Management Team;
ii)	The launch of a growth strategy;
iii)	The ongoing pursuit of additional acquisitions; and
iv)	The ongoing pursuit of additional financing to fund such growth strategies and acquisitions.

In light of the above, Management reassessed the propriety of certain assets and liabilities carried on its balance sheet and elected to make repositioning adjustments related thereto effective as of December 31, 2025 to more accurately reflect the prospective obligations of the Company. This resulted in a net benefit of $2,378,301 which was recorded in the Other Income/Expense area in the Consolidated Statement of Operations.

The Company accounted for such adjustments in accordance with the provisions of ASC 250, Accounting Changes and Error Corrections, whereby changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company based such adjustments on the facts and circumstances described above, historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believed were reasonable under the circumstances.

Those elimination adjustments are summarized as follows:

a)	Certain payroll and payroll tax liabilities which had accumulated over time, whose origins are uncertain, and Management has deemed to be unnecessary	$2,109,240

b)	Miscellaneous operational related items	96,052

	Total	$2,205,292

NOTE 18 – INCOME TAXES

 The Components of the deferred tax assets and liabilities as of December 31, 2025 and 2024 were approximately as follows:

	2025	2024

Bad debt	$12,000	$12,000
Amortization of ROU lease	36,000	24,000
Amortization of debt discount	433,000	433,000
Share based payments	1,295,000	1,018,000
Impairment expense	584,000	584,000
Change in fair value of derivative liabilities	61,000	46,000
Other	12,000	-
Net operating loss carryforwards	1,964,000	1,813,000
Total deferred tax assets	4,397,000	3,930,000
Less: valuation allowance	(4,397,000)	(3,930,000)
Net deferred tax asset recorded	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2025 and 2024 was approximately as follows:

	2025	2024
Current	$-	$-
Deferred	(151,000)	(2,365,000)
Total income tax provision (benefit)	(151,000)	(2,365,000)
Less: valuation allowance	151,000	2,365,000
Income tax provision (benefit)	$-	$-

A reconciliation of the provision for income taxes for the years ended December 31, 2025 and 2024 as compared to statutory rates was approximately as follows:

	2025	2024
Federal income tax benefit - 6.2%	$(103,000)	$(1,618,000)
State income tax benefit - 2.3%	(48,000)	(747,000)
Subtotal	(151,000)	(2,365,000)
Change in valuation allowance	151,000	2,365,000
Income tax benefit	$-	$-

Federal net operating loss carry forwards at December 31, 2025 and 2024 were approximately $7,013,000 and $6,474,000, respectively.

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of December 31, 2025.

During the year ended December 31, 2025, the valuation allowance increased by approximately $467,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company has determined that it had a change of control issue for the year ended December 31, 2021, that will limit the future use of the NOL carryforwards of approximately $3,006,000 as of December 31,2021. As of December 31, 2025, the remaining federal NOL carryforwards of approximately $4,007,000 were generated after 2017 and, as such, may only be used to offset 80% of future taxable income and are carried forward indefinitely until fully utilized.

The Company follows the provisions of ASC 740, which require the computations of current and deferred income tax assets and liabilities only consider tax positions that are more likely than not (defined as greater than 50% chance) to be sustained if the taxing authorities examined the positions. There are no significant differences between the tax provisions represented in the accompanying financial statements and those reported in the Company's income tax returns.

The Company files corporate income tax returns in the United States and California. Due to the Company's net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2025 and 2024, respectively, there are no unrecognized tax benefits, and there were no accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 19 – EARNINGS PER SHARE

The following table summarizes the common share equivalents included in the number of shares used in the calculation of diluted earnings per share for the year ended December 31, 2025:

Preferred Stock Series B	3,750,000
Warrants	5,640,000
Total	9,390,000

The following table summarizes the common share equivalents excluded from the number of shares used in the calculation of basic and diluted loss per share for the year ended December 31, 2024:

Preferred Stock Series B	2,500,000
Warrants	2,270,000
Total	4,770,000

NOTE 20 – RELATED PARTY TRANSACTIONS

On September 6, 2024 and as more fully described in Note 15(b), Shareholder Equity (Deficit) - Financing Activities - 2024 - (vi), the Company entered into a consulting agreement with Padang Padang, Ltd (“Padang”), the Company’s majority shareholder a related party, for a one-year period wherein the Company agreed to provide compensation to Padang in the form of the issuance of 50,000 shares of Preferred Stock Series B.

On October 28, 2025 and as more fully described in Note 14, Commitments and Contingencies, and Note 15(b), Shareholder Equity (Deficit) - Financing Transactions, the Company entered into a consulting agreement with Padang for a one-year period wherein the Company agreed to compensate Padang $20,000 per month and issue 1,600,000 shares of Preferred Stock Series A.

On October 30, 2025 and as more fully described in Note 3, Acquisition, and Note 15(b), Shareholder Equity (Deficit) - Financing Transactions, the Company issued 10,000 shares of Preferred Stock Series B to a related party, the Company’s President and CEO, as compensation for services performed in connection with the acquisition of the Opsec business.

NOTE 21 – SUBSEQUENT EVENTS

On February 28, 2026, the Company sold 100% of its equity interest in USS pursuant to a stock purchase agreement. The buyers were Top Flight Security Solutions LLC (“Top Flight”), a Nevada limited liability company, and Rodney Miller II, an individual. Total consideration received by the Company consisted of $1.00 in cash and a 4% non-managing membership interest in Top Flight, a newly formed entity with no assets or operating history, to which the Company assigned no value. No additional contingent consideration is provided for under the agreement. Therefore, as USS had a net deficit of approximately $981,000 as of that date (consisting of assets of approximately $253,000 and liabilities of approximately $1,233,000), the Company recorded a gain of approximately $980,000 during the first quarter of 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because we are a small company with a limited number of employees, there is an inherent issue of segregation of duties as experienced by all small companies. Outside financial consultants assist us with our bookkeeping and regulatory reporting requirements and we closely supervise all such services.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Material Weakness Identified:

•

The Company recognizes that due to its limited number of personnel, there are inherent challenges in achieving complete segregation of duties within the financial reporting process. Management continues to evaluate opportunities to enhance internal controls to mitigate these challenges;

•

The Company's internal control processes did not identify a number of journal entries and the reclassification of USS’ assets, liabilities, and operating results as discontinued operations which were brought to Management’s attention by the external auditor in connection with the audit of the 2025 financial statements and subsequently recorded in the Company’s financial records. Management is reviewing its processes to strengthen controls and ensure greater accuracy moving forward; and

•

The Company acknowledges that its accounting team would benefit from additional technical expertise with respect to certain US GAAP matters. Management is exploring options to address these technical requirements, including external support.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our 2026 assessment of the effectiveness of our internal control over financial reporting by improving our segregation of duties and level of supervision.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the registrant's internal control over financial reporting through the date of this report that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following table contains information as of December 31, 2025 as to each Officer and Director of the Company:

Name	Age	Position

Kyle Madej	35	President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors
Raymond Sheets	61	Chief Financial Officer
Brett Bertolami	58	Director
Dean Polizzotto	58	Director

•	Kyle Madej -President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors

Kyle Madej, MBA, is a business executive, entrepreneur, and community leader with extensive experience in security services, corporate leadership, and nonprofit youth development. He earned his Master of Business Administration from Hawaii Pacific University and began building a career focused on operational growth, leadership, and strategic business development.

Mr. Madej served as Vice President of Onyx Protective Services from 2014 to 2017, where he helped oversee operations and expand service capabilities. In 2017, he founded United Security Specialists Inc., initially serving as Chief Financial Officer from 2017 to 2018 before becoming Chief Executive Officer in 2018. Under his leadership, the company grew significantly and established a reputation for professional security services and operational excellence through 2025.

In 2025, Mr. Madej became Chief Executive Officer and Chairman of the Board of Sentinel Holdings Ltd., where he oversees corporate strategy, acquisitions, and portfolio company operations.

Alongside his corporate leadership, Madej founded Madej Business Advisors in 2021, providing strategic consulting and advisory services to companies seeking growth, operational efficiency, and leadership development.

Outside of business, Madej is deeply committed to youth sports and international development through athletics. He has served as President of Briarwood Little League since 2015 and is the President of Harmony Baseball Academy Cameroon, a nonprofit organization he has led since 2020 that supports youth development and baseball programs in Cameroon.

In 2025, Madej became a U.S. Soccer licensed coach, further expanding his involvement in youth sports and athletic development.

Madej attended Archbishop Mitty High School in San Jose, California, graduating in 1998.

•	Raymond Sheets – Chief Financial Officer

Mr. Sheets has a Bachelor of Science in Business Administration majoring in accounting with a minor in finance, marketing and economics. He then obtained his CPA certification while working for a small accounting firm specializing in government audits and small business and individual taxes. While working he attended night school at Cleveland Marshal College of Law where he obtained a law degree. While attending law school, Raymond opened his own accounting firm specializing in small business taxes and consulting which is still operating today. While in law school Raymond became a serial entrepreneur leading to multiple business ownership. Raymond purchased or co-founded multiple business maintaining hands on management in multiple ventures with more than 500 individuals. Mr. Sheets currently serves as the Chief Financial Officer of Sentinel Holdings Ltd.

•	Dean Polizzotto - Director

Mr. Polizzotto is the Director of International Procurement with J.P. Instruments for facilities in California, Hong Kong, and Shanghai, leading a team of sixteen employees to organize and source manufacturers for electronic hardware, injection molded parts, and machined aircraft parts. He also acts as the liaison between manufacturers overseas in China, Taiwan, Hong Kong, Korea, and Singapore with J.P. Instruments. Mr. Polizzotto has a broad familiarity with the majority of avionics systems for both commercial and light aircraft and is familiar with the operation of GPS based navigation instrumentation, as well as military drone propulsion systems, aircraft fuel flow meters, and engine data and temperature analyzers.

Mr. Polizzotto completed a SJD (Doctor of Juridical Science) and LLM Degree in Chinese Law from the University of Hong Kong where he studied all aspects of Chinese law, government, politics, including Chinese and international financial markets, international trade, and current trends in international finance. Such studies also included Chinese bankruptcy law, Chinese trade law, the WTO framework, and China’s reform as part of its WTO commitments. Additionally, he also holds Juris Doctorate from the Chapman University College of Law. Mr. Polizzotto currently serves as a Director of Sentinel Holdings Ltd.

•	Brett Bertolami - Director

Mr. Bertolami has a degree in Economics and Psychology from UNC Charlotte and has used his education to benefit his career which has been primarily in the automotive industry and investing. Brett served in all aspects of the new and used automotive industry, from mechanic to manager of retail and fleet sales, as well as general manager and owner of a successful Ford dealership in Charlotte, North Carolina. For the past ten years Mr. Bertolami has served as an advisor to, and director of, various private and public corporations. He has funded and managed the construction of residential projects as well as serves as an active investor in the stock market and emerging growth companies. Mr. Bertolami currently serves as a Director of Sentinel Holdings Ltd.

Appointment of Officers; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our Board of Directors consists of three members: Messrs. Madej, Polizzotto, and Bertolami. Our Directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, and understanding of the competitive landscape.

Board Committees

We do not currently have regularly scheduled quarterly Board meetings, nor do we have standing audit, nominating or compensation committees of our Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating, and compensation committees. As of the date of this report, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation SK promulgated under the Securities Act.

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Following the filing of this Report, a copy of the code will be made available in the investor relations section of our website, sentinelholdingsltd.net, and at our corporate office which is located at 44262 North Division Street, Lancaster, CA 93535. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website and in a current report on Form 8-K.

Board Diversity

Upon the formation of our nominating and corporate governance committees, they will be responsible for reviewing with the Board of Directors, on an annual basis, the appropriate characteristics, skills and experience required for the Board of Directors as a whole and its individual members.

In evaluating the suitability of current members and the candidacy of prospective members of the Board of Directors, the nominating and corporate governance committees may consider many factors, including but not limited to the following:

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

Non-Employee Director Compensation

One of our non-employee directors, Brett Bertolami, receives an annual cash retainer of $10,000.

In addition, we reimburse all of our directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

Environmental, Social and Governance

We believe that how we manage our impact on the environment and climate change; how we manage our relationships with employees, suppliers, customers and the communities where we operate; and the accountability of our leadership to our stockholders are critically important to our business. We are especially committed to supporting our employees and fostering a culture of diversity and inclusion that makes our employees feel safe, empowered, and engaged.

Following the filing of this Report, we plan to engage resources to focus on a broader Environmental, Social and Governance (ESG) program across our business. We are targeting to complete an ESG assessment by the end of the year. This assessment will help us prioritize our ESG strategies going forward.

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

Item 11. Executive Compensation.

Named Executive Officers

This section discusses the material components of the executive compensation program for our current executive officers:

•	Kyle Madej	President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors
•	Raymond Sheets	Chief Financial Officer

We collectively refer to these individuals as our “Named Executive Officers”.

Compensation Philosophy

Following the filing of this Report, we expect that our compensation program for our Named Executive Officers will consist of the following components:

•	Base Salary

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

•	Cash Bonuses

Currently, there is no formal cash bonus plan for any of our Named Executive Officers.

•	Equity-Based Incentive Awards

On October 30, 2025, the Company issued 10,000 shares of Preferred Stock Series B to the Company’s President and CEO, as compensation valued at $500,000 for services performed in connection with an acquisition on October 15, 2025 as further described in Note 3, Acquisition, Note 15(b), Stockholders’ Equity (Deficit), and Note 21, Related Party Transactions.

Effective December 12, 2025, the Company adopted the 2025 Sentinel Equity Incentive Plan. No equity-based incentive awards were issued to our Named Executive Officers during the year ended December 31, 2025.

Summary of Named Executive Officers Compensation

The following table presents the compensation earned by and/or awarded to the Company’s Named Executive Officers during the years ended December 31, 2024 and 2025.

				Stock	All Other
	Year	Salary	Bonus	Awards	Compensation	Total

Kyle Madej - President, Chief Executive Officer,	2025	$150,102	-	$500,000	-	$150,102
Treasurer, Secretary, and Chairman of the
Board of Directors

Kip Eardley - Former President, Chief Executive	2025	$123,000	-	-	-	$123,000
Officer, Treasurer, Secretary, and Chairman	2024	$113,926	-	-	-	$113,926
Chairman of the Board of Directors

Raymond Sheets - Chief Financial Officer	2025	-	-	-	-	-
	2024	$64,231	-	-	-	$64,231

•	Kyle Madej

Effective June 24, 2025, the Company entered into an “at-will” employment agreement with Kyle Madej wherein he serves as the President and Chief Executive Officer with a base salary of $240,000. The term of the agreement is for twelve months with automatic renewals for successive twelve months provided neither party provides notice of intent of non-renewal. The individual is eligible for an annual discretionary bonus which is determined at the sole discretion of the Board of Directors. This agreement contains other terms and conditions which are customary for the employment of an individual in that role.

Effective October 30, 2025, the Company issued to Kyle Madej 10,000 shares of Preferred Stock Series B with a fair value of $500,000 for services performed in connection with an acquisition in October of 2025 as described elsewhere in this document.

•	Kip Eardley

Effective June 24, 2025, the Company accepted the resignation of Kip Eardley as President and Chief Executive Officer concurrent with the appointment of Kyle Madej to those roles as described above. Effective September 18, 2025, the Company removed Kip Eardley from all positions with the Company.

Effective July 20, 2021, the Company issued to Kip Eardley 250,000 shares of common stock with a fair value of $125,000 as compensation for services as President, Chief Executive Officer, and a Director.

•	Raymond Sheets

Effective July 20, 2021, Raymond Sheets joined the Company wherein he served as Chief Financial Officer and in other positions on an “at will” basis on both a part-time and a full-time basis since that date. Consequently, his base salary has varied as indicated in the table above and has not been formalized for 2026. He is eligible for an annual discretionary bonus which is determined at the sole discretion of the Board of Directors.

Effective July 20, 2021, the Company issued to Raymond Sheets 250,000 shares of common stock with a fair value of $125,000 as compensation for services as Chief Financial Officer, Treasurer, and Secretary.

Summary of Directors Compensation

The following table presents the compensation earned by and/or awarded to members of the Company’s Board of Directors during the years ended December 31, 2024 and 2025.

				Stock	All Other
	Year	Fees	Bonus	Awards	Compensation	Total

Brett Bertolami	2025	$10,000	-	-	-	$10,000
	2024	$10,000	-	-	-	$10,000

Dean Polizzotto	2025	-	-	-	-	-
	2024	-	-	-	-	-

•	Brett Bertolami

Effective December 27, 2021, the Company issued to Brett Bertolami 250,000 shares of common stock with a fair value of $125,000 as compensation for services as a member of its Board of Directors.

•	Dean Polizzotto

Effective December 27, 2021, the Company issued to Dean Polizzotto 250,000 shares of common stock with a fair value of $125,000 as compensation for services as a member of its Board of Directors.

Indemnification of Directors and Officers

All Directors and Officers of the Company are indemnified to the fullest extent possible under Nevada law unless: i) the Director’s or Officer’s acts or omissions constituted a breach of fiduciary duties; and ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding beneficial ownership of our voting securities as of December 31, 2025, by:

•	Each person, or group of affiliated persons, known by us who beneficially owns more than 5% of any class of our voting capital stock
•	Each of our directors;
•	Each of our named executive officers; and
•	All of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers, and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of December 31, 2025. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting capital stock shown as beneficially owned by them. Shares of voting capital stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after December 31, 2025 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group, but are not deemed to be outstanding as to any other person or group.

The Percentage of Beneficial Ownership and the Percentage of Voting Rights on a Fully Diluted Basis amounts are based upon: a) 9,690,429 shares of Common Stock issued and outstanding as of December 31, 2025; b) the assumption that all eligible shares of Preferred Stock have been converted into shares of Common Stock and all eligible warrants have been exercised; and c) the recognition that the pool of eligible votes on a fully-diluted basis totals 76,080,429 votes. The difference of 66,390,000 votes is primarily attributable to 2,000,000 shares of Preferred Stock Series A outstanding as of December 31, 2025 of which has no ability to convert into Common Stock, but each individual share has the right to 30 votes.

Individuals and entities with beneficial ownership and voting rights as of December 31, 2025 are as follows:

Names and Addresses of Beneficial Owners	Common Shares Beneficially Owned	Percentage of Beneficial Ownership (9)	Percentage of Voting Rights on a Fully Diluted Basis (10)
Investors

Padang Padang, Ltd (1)	12,190,429	20.5%	79.5%
Tiger Trout Capital Puerto Rico, LLC (2)	2,120,000	18.0%	2.8%
Huntsky Capital, Inc (3)	2,000,000	17.1%	2.6%
Three Rivers Consulting, LLC (4)	1,150,700	11.5%	1.5%
Lenny Moralis (5)	1,135,000	10.6%	1.5%
Orion 4, LLC (6)	1,049,300	10.1%	*...
Kip Eardley and Michelle Turpin (7)	900,000	9.3%	1.2%

Executive Officers and Directors (8)

Kyle Madej - President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board	1,640,000	16.1%	1.6%
Raymond Sheets - Chief Financial Officer	250,000	2.6%	*...
Brett Bertolami - Director	250,000	2.6%	*...
Dean Polizzotto - Director	250,000	2.6%	*...
All Officers and Directors as a group (4 persons)	2,395,000	23.5%	2.6%

Notes:

(1)	Padang Padang, Ltd is owned by Ashley Farmer and its mailing address is 631 Brawley School Road, Suite 300, Box 181, Mooresville, NC 28117.
(2)	Tiger Trout PuertoRico, LLC is owned by Alan Masley and its mailing address is 1357 Ashford Avenue, Suite 2-267, San Juan, PR 00907.
(3)	Huntsky Capital, Inc is owned by Hunter Nevitt and its mailing address is 32 North Gould Street, Sheridan, WY 82801.
(4)	Three Rivers Consulting, LLC is owned by Brian Jacobelli and its mailing address is 23 Overlook, Pittsburgh, PA 15222.
(5)	Lenny Moralis’ address is 2555 South Atlantic Avenue, Daytona Beach, FL 32118.
(6)	Orion 4, LLC is owned by Michael Khoressani and its mailing address is 6 Marwood Road, Port Washington, NY 11050.
(7)

The Company is engaged in litigation against Kip Eardley and Michelle Turpin as described elsewhere in this Report in Part I, Item 3, Legal Proceedings. The number of shares and the related percentages disclosed herein are subject to change based upon the outcome of such litigation.

(8)	The mailing address for our Executive Officers and Directors is c/o Sentinel Holdings Ltd, 44262 North Division Street, Lancaster, CA 93535.
(9)

This percentage is calculated by a) taking the total shares beneficially owned or controlled by each individual/entity; and b) dividing that amount by the total of i) the number shares of Common Stock issued and outstanding as of December 31, 2025 plus ii) the total shares beneficially owned or controlled by each individual/entity.

(10)

This percentage is calculated by: a) taking the total shares beneficially owned or controlled by each individual/entity; and b) dividing that amount by 76,080,429, the total number of the pool of eligible votes on a fully-diluted basis.

“*”	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Set forth below, if applicable, are summaries of related person transactions for Sentinel Holdings Ltd covering the periods indicated. It is our intention to ensure that all future transactions, if any, between us and related persons are approved by our audit committee or a majority of the independent and disinterested members of our Board of Directors (except for compensation arrangements, which are approved by our compensation committee), and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties. See “Policies and Procedures for Related Person Transactions” below.

Certain Relationships and Related Transactions

As more fully described in Item 12 above, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

•	Padang Padang, Ltd is a related party as it owns 20.5% of the Company and controls 79.5% of the voting power of the Company on a fully diluted basis; and

•	Kyle Madej is a related party as he serves as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board and owns 16.1% of the Company on a fully diluted basis.

Further, the Company entered into the following transactions with those two parties during the two years ended December 31, 2025 as follows:

•

On September 6, 2024 and as more fully described in Note 15(b), Shareholder Equity (Deficit) - Financing Activities - 2024 - (vi), the Company entered into a consulting agreement with Padang Padang, Ltd (“Padang”), the Company’s majority shareholder a related party, for a one-year period wherein the Company agreed to provide compensation to Padang in the form of the issuance of 50,000 shares of Preferred Stock Series B.

•

On October 28, 2025 and as more fully described in Note 14, Commitments and Contingencies, and Note 15(b), Shareholder Equity (Deficit) - Financing Transactions, the Company entered into a consulting agreement with Padang for a one-year period wherein the Company agreed to compensate Padang $20,000 per month and issue 1,600,000 shares of Preferred Stock Series A.

•

On October 30, 2025 and as more fully described in Note 3, Acquisition, and Note 15(b), Shareholder Equity (Deficit) - Financing Transactions, the Company issued 10,000 shares of Preferred Stock Series B to a related party, the Company’s President and CEO, as compensation for services performed in connection with the acquisition of the Opsec business.

Corporate Governance and Director Independence

The Company has:

•

Not yet established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. Our current Chairman would not be deemed to be “independent” under any applicable definition given that he is an Officer of the Company; and

•	Not yet established any committees of the Board of Directors.

Given the nature of the Company’s business, its limited stockholder base, and the current composition of Management, the Board of Directors does not believe that the Company requires any corporate governance committees at this time.

As of the date of this Report, the entire Board serves as the Company’s audit committee.

Policies and Procedures for Related Person Transactions

Our Board of Directors has plans to adopt a written policy with respect to related person transactions. This policy will govern the review, approval, or ratification of covered related person transactions. Until such time that an audit committee is established, our Board of Directors will manage this policy.

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

The policy will generally provide that we may enter into a related person transaction only if:

•	The audit committee pre-approves such transaction in accordance with the guidelines set forth in the policy;
•

The transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the audit committee (or the chairperson of the audit committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy;

•	The transaction is approved by the disinterested members of the board of directors, or
•	The transaction involves compensation approved by our compensation committee

The policy will provide that all related person transactions will be disclosed to the audit committee, and all material related person transactions will be disclosed to the Board of Directors. Additionally, all related person transactions requiring public disclosure will be properly disclosed, as applicable, on our various public filings.

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

On March 22, 2024, the Board approved and the Company engaged Bush & Associates CPA LLC (Bush) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2023 and reported the same in a Form 8-K filed on that date.

Audit Fees

The aggregate fees billed for professional services rendered by Bush for the audit of the Company’s annual financial statements and the reviews of the Company’s quarterly interim financial statements during the years ended December 31, 2025 and 2025 were as follows:

	2025	2024

Audit fees and audit related fees	$105,000	$81,000
Tax and other fees	-	-
Total	$105,000	$81,000

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation

3.2	Certificate of Amendment Series A Preferred Filed with the State of Nevada on April 2, 2021

3.3	Amended and Restated By-Laws

10.1	Form of Note Agreement

10.2	Form of Employment, Confidential Information, Invention Assignment and Arbitration Agreement

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

____________

* Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL HOLDINGS Ltd

Date: June 5, 2026	By:	/s/ Kyle Madej
Kyle Madej
President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer
/s/ Kyle Madej	Treasurer, Secretary, and
Kyle Madej	Chairman of the Board	June 5, 2026

/s/ Raymond Sheets
Raymond Sheets	Chief Financial Officer	June 5, 2026

/s/ Brett Bertolami
Brett Bertolami	Director	June 5, 2026

/s/ Dean Polizzotto
Dean Polizzotto	Director	June 5, 2026

