Form 10-Q
period 2026-03-31
Sentinel Holdings Ltd.
filed 2026-07-10
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-282424

SENTINEL HOLDINGS LTD

(Exact name of registrant as specified in its charter)

Nevada	95-4363944
(State of incorporation)	(I.R.S. Employer Identification No.)

44262 North Division Street, Lancaster, CA 93535

(Address of principal executive offices) (Zip Code)

408-750-0038

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

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

As of July 7, 2026, there were 9,690,429 shares of our common stock outstanding, 2,000,000 shares of our Series A preferred stock outstanding, and 75,000 shares of our Series B preferred stock outstanding.

SENTINEL HOLDINGS LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Page 2 of 58

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE FINANCIAL STATEMENTS OF

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

Page 3 of 58

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Of	As Of
	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets
Cash	$344,331	$197,165
Accounts receivable (net)	775,287	845,550
Prepaid expenses and other	27,828	578
Assets of discontinued operations	-	252,965
Total current assets	1,147,446	1,296,258

Property and Equipment (Net)	109,142	116,667

Intangible Assets (Net)
Contracts	1,056,812	1,228,187

Total Assets	$2,313,400	$2,641,112

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,800,308	$3,217,505
Notes payable	224,084	255,195
Convertible notes payable	35,000	35,000
Loans payable	274,000	274,000
Derivative liabilities	353,560	392,747
Liabilities of discontinued operations	-	1,234,269
Total current liabilities	4,686,952	5,408,716

Long Term Liabilities
Loans payable	67,800	67,800
Other	12,915	12,281
Total long term liabilities	80,715	80,081

Total Liabilities	4,767,667	5,488,797

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A Preferred Stock ($0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2,000	2,000
Series B Preferred Stock ($0.001 par value; 1,000,000 shares authorized; 75,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	75	75
Common Stock ($0.001 par value; 90,000,000 shares authorized; 9,690,429 shares issued and outstanding as of March 31, 2026 and December 31, 2025	9,690	9,690
Additional paid-in capital	21,815,838	21,465,838
Accumulated deficit	(23,902,582)	(23,956,337)
Stockholders' equity (deficit) excluding non-controlling interest	(2,074,979)	(2,478,734)
Non-controlling interest	(379,288)	(368,951)
Total stockholders' equity (deficit)	(2,454,267)	(2,847,685)

Total Liabilities and Stockholders' Deficit	$2,313,400	$2,641,112

The accompanying footnotes are an integral part of these consolidated financial statements.

Page 4 of 58

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Continuing Operations

Revenue	$2,242,566	$-

Cost of Revenue	2,120,497	-

Gross Profit	122,069	-

General and Administrative Expenses	996,318	576,305

Loss From Operations	(874,249)	(576,305)

Other Income (Expense)

Gain on acquisition	997,180	-
Interest expense	(118,700)	(122,058)
Change in fair value of derivative liabilities	39,187	31,306
Other income (expense)	-	13,261
Other income (expense) (net)	917,667	(77,491)

Net Income (Loss) From Continuing Operations Including Non-Controlling Interest	43,418	(653,796)

Discontinued Operations

Net Income (Loss) From Discontinued Operations	-	35,633

Net Income

Net Income (Loss) Including Non-Controlling Interest	43,418	(618,163)

Non-Controlling Interest	(10,337)	(11,099)

Net Income (Loss) Available to Common Shareholders	$53,755	$(607,064)

Net Income (Loss) Per Common Share

Basic
Net income (loss) including non-controlling interest	$0.004
Non-controlling interest	$(0.001)
Net income (loss) available to common shareholders	$0.006
Diluted
Net income (loss) including non-controlling interest	$0.002
Non-controlling interest	$(0.001)
Net income (loss) available to common shareholders	$0.003
Basic and diluted
Net income (loss) from continuing operations including non-controlling interest		$(0.073)
Net income (loss) from discontinued operations		$0.004
Net income (loss) including non-controlling interest		$(0.069)
Non-controlling interest		$(0.001)
Net income (loss) available to common shareholders		$(0.068)

Weighted Average Number of Common Shares

Basic	9,690,429
Diluted	18,845,804
Basic and diluted		8,921,014

The accompanying footnotes are an integral part of these consolidated financial statements.

Page 5 of 58

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

\

									Total
									Equity
									(Deficit)		Total
	Preferred Stock		Preferred Stock				Additional		Attributable	Non-	Shareholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	To The	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	(Deficit)

January 1, 2025	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$(22,291,520)	$(4,069,517)	$(261,155)	$(4,330,672)

Net income (loss)	-	-	-	-	-	-	-	(607,064)	(607,064)	(11,099)	(618,163)

March 31, 2025	400,000	400	50,000	50	9,371,429	9,371	18,212,182	(22,898,584)	(4,676,581)	(272,254)	(4,948,835)

December 31, 2025	2,000,000	2,000	75,000	75	9,690,429	9,690	21,465,838	(23,956,337)	(2,478,734)	(368,951)	(2,847,685)

Net income (loss)								53,755	53,755	(10,337)	43,418
Warrants issued for cash							350,000		350,000		350,000

March 31, 2026	2,000,000	$2,000	75,000	$75	9,690,429	$9,690	$21,815,838	$(23,902,582)	$(2,074,979)	$(379,288)	$(2,454,267)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Page 6 of 58

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025

Cash Flows From Operating Activities
Net income (loss) (Including non-controlling interest)	$43,418	$(618,163)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Gain on sale of subsidiary	(995,340)	-
Depreciation and amortization	194,708	9,242
Change in derivative liability	(39,187)	(31,306)
Non-cash charitable contribution	-	3,652
Other	-	1,208
Changes in operating assets and liabilities:
Accounts receivable	84,299	(36,795)
Prepaid expenses and other	(27,250)	(18,577)
Accounts payable and accrued expenses	583,437	487,269
Deferred Revenue	-	5,000

Net cash provided by (used in) operating activities	(155,915)	(198,470)

Cash Flows From Investing Activities
Purchase of fixed assets	(15,808)	(8,500)
Net cash provided by (used in) investing activities	(15,808)	(8,500)

Cash Flows From Financing Activities
Warrants issued for cash	350,000	-
Notes payable - Repayments	(31,111)	(30,150)
Loans payable - Borrowings	-	471,250
Loans payable - Repayments	-	(490,848)
Cash overdraft	-	34,516
Net cash provided by (used in) financing activities	318,889	(15,232)

Net increase (decrease) in cash	147,166	(222,202)

Cash - Beginning of Period	197,165	222,202

Cash - End of Period	$344,331	$-
	-	-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$5,433
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Page 7 of 58

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS, AND RISKS AND UNCERTAINTIES

Organization

The accompanying consolidated financial statements include the accounts of Sentinel Holdings, Ltd. (“Sentinel”) and its majority-owned subsidiaries, Centinela Security, Inc. (“Centinela” and formerly known as Sentry Protective Services, Inc. or “Sentry” prior to January 20, 2026), United Security Specialists, Inc. (“USS”), and Gladiator Solutions, Inc. (“Gladiator”), (collectively “Sentinel” or the “Company”). Sentinel Holdings, Ltd. was incorporated in the State of Nevada on January 23, 2015.

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

Page 8 of 58

Given such uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

NOTE 2 – GOING CONCERN

The Company reported a net loss available to common shareholders of $53,755 for the three months ended March 31, 2026 and utilized net cash in operating activities of $155,915 during that same period. The Company has an accumulated stockholders’ deficit of $2,454,267 and a working capital deficit of $3,620,221 as of March 31, 2026.

The Company has incurred significant losses since inception, has not yet attained consistently profitable operations, and remains dependent upon obtaining financing to support operations and pursue its business plans.

Such business plans include expansion within existing markets and penetration into new markets, acquisition of other businesses to enhance or complement the current business model while accelerating growth, collaboration with other businesses when appropriate to pursue strategic opportunities, and securing debt and/or equity financing to support such initiatives.

There can be no assurances that financing will be available on terms which are acceptable to the Company, or available at all. If the Company is unable to raise additional funding to meet its working capital needs and pursue such business plans, it may be forced to delay, reduce, or cease its operations.

Such factors create substantial doubt about the Company’s ability to continue as a going concern during the twelve-month period immediately subsequent to the issuance of these financial statements.

These consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, these financial statements have been prepared on a basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

The Acquisition Of The Opsec Business

Effective October 15, 2025, the Company, through its Centinela subsidiary, acquired the operating assets of Opsec Specialized Protection, Inc. (“Opsec”) consisting of Opsec’s contractual relationships with its clients, rights to all licenses and/or permits required to operate the business, and other miscellaneous assets associated with the business.

Page 9 of 58

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

Consideration for this acquisition totaled $800,000 consisted of cash of $650,000 paid on the closing date and $150,000 paid on April 15, 2026. The acquired assets were valued by management at $1,371,000 and recorded on the balance sheet as Contracts and are being amortized on a straight-line basis over a two-year period. The difference of $571,000 between such value and the amount paid was recorded as a gain on acquisition on the Statement of Operations effective as of the acquisition date.

Additionally and as more fully described in Note 14, Commitments and Contingencies, the Company entered into an agreement with the owner of the Opsec business for a six-month period at the rate of $50,000 per month for consulting services.

The Disposition of USS

On February 28, 2026, the Company sold 100% of its equity interest in USS pursuant to a stock purchase agreement to Top Flight Security Solutions LLC (“Top Flight”), a Nevada limited liability company, and Rodney Miller II, an individual.

Total consideration received by the Company consisted of $1.00 in cash and a 4% non-managing membership interest in Top Flight, a newly formed entity with no assets or operating history, to which the Company assigned no value. No contingent consideration is provided for under the agreement.

As USS had a net deficit of $997,179 as of that date (consisting of assets of $238,929 and liabilities of $1,236,108) and recorded a gain on the transaction of $997,180 in Othe Income (Expense) in the Statement of Operations.

Page 10 of 58

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

Discontinued Operations

On February 28, 2026 and as described in Note 3, Acquisitions and Dispositions, the Company sold 100% of its equity interest in USS. Prior to the sale, USS operated as a legally and operationally distinct subsidiary of the Company with separately identifiable revenues and direct costs. The Company has determined that the sale of USS represents a strategic shift that has, and will continue to have, a major effect on the Company's operations and financial results. Accordingly, the results of USS operations for all periods presented have been reclassified and reported as discontinued operations.

The financial results of the discontinued operations for the three months ended March 31, 2026 and 2025 were as follows

	2026	2025

Revenue	$-	$846,416
Cost of revenues	-	810,783
Gross profit	-	35,633
General and administrative expenses	-	-
Income from discontinued operations, net of tax	$-	$35,633

Assets and liabilities of the discontinued operations as of March 31, 2026 and December 31, 2025 were as follows:

	2026	2025
Assets:
Accounts receivable	$-	$77,515
Right of use asset	-	175,450
Total	$-	$252,965

Liabilities:
Accounts payable and accrued expenses	$-	$877,514
Notes payable	-	148,947
Operating lease liability	-	207,808
Total	$-	$1,234,269

Page 11 of 58

The Company’s consolidated revenue, loss from operations, and net loss available to common shareholders for the three months ended March 31, 2026 and 2025 were comprised of continuing and discontinued operations and were presented in the statement of operations as follows:

	Continuing	Discontinued	Total
	Operations	Operations	Operations
Three months ended March 31, 2026
Revenue	$2,242,566	$-	$2,242,566
Income (loss) from operations	$(874,249)	$-	$(874,249)
Net income (loss) available to common shareholders	$53,755	$-	$53,755

Three months ended March 31, 2025:
Revenue	$-	$846,416	$846,416
Income (loss) from operations	$(576,305)	$35,633	$(540,672)
Net income (loss) available to common shareholders	$(642,697)	$35,633	$(607,064)

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

Page 12 of 58

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

Page 13 of 58

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

In summary, financial instruments that subject the Company to credit risk consist principally of cash and accounts receivable as follows:

•	The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash; and
•	The Company does not require collateral for financial instruments subject to credit risk such as accounts receivable. The Company believes that credit risk is limited because the Company is familiar with the nature of operations of its customers. However, if appropriate and based upon the credit risk of its customers, the Company's policy is to establish an allowance for uncollectible accounts and periodically reassess the need for such allowances.

Page 14 of 58

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

Page 15 of 58

Prepaid Expenses

The Company accounts for prepaid expenses in accordance with ASC 340, Other Assets and Deferred Costs, whereby cash disbursements and economic assets which benefit future periods are recorded as prepaid expenses as of each balance sheet date. Such items are then expensed as the economic benefits are realized.

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

Operating Lease Right-of-Use Asset

The Company accounts for right-of-use (ROU) assets and lease liabilities for all leases with terms exceeding twelve months in accordance with FASB ASC 842, Leases. The amount of the right-of-use asset is determined by the present value of the estimated future minimum lease payments over the lease term discounted using a collateralized incremental borrowing rate. Such right-of-use asset is then amortized to expense on a straight-line basis over the expected term of the lease.

Page 16 of 58

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

The fair value of such derivative liabilities is remeasured at the end of each reporting period utilizing the Black-Scholes option pricing model. The change in such value is recognized in the results of operations as a gain or loss on the change in the fair value of derivative liabilities.

Operating Lease Liabilities

The Company accounts for operating lease liabilities in accordance with the provisions of ASC 842, Leases, and, when appropriate, employes the ROU model as described above. Lease classification determines the pattern of expense recognition in the consolidated statement of operations. Specifically, expenses for:

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

Page 17 of 58

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect of changes in such tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that the change is effective.

Income tax benefits are recognized when it is probable that the related deductions will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit or that future deductibility is uncertain. The Company recognizes uncertain tax positions only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities. Any interest and penalties incurred related to uncertain tax positions are reported in other expense in the consolidated statement of operations.

Page 18 of 58

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This standard will be effective for the Company’s annual reporting period for the year ending December 31, 2026 and interim periods beginning with the first quarter of 2028, with early adoption permitted.

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

Page 19 of 58

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard was effective for the Company for the annual period beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company adopted this standard beginning in 2025 on a prospective basis. There was no impact to its consolidated financial statements upon adoption.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when evaluating expected credit losses. This standard is effective for the Company for the annual and interim periods beginning January 1, 2026, with early adoption permitted, and should be applied prospectively. The Company adopted this standard beginning in 2025. There was no impact to its consolidated financial statements upon adoption.

Page 20 of 58

NOTE 5 – CASH AND CASH EQUIVALENTS

The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

The Company is exposed to credit risk on its deposits with banking institutions to the extent that such account balances exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company did not have any such deposits in excess of those limits as of March 31, 2026 and December 31, 2025.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025

Accounts receivable	$775,287	$923,065
Less allowance for doubtful accounts	-	-
Subtotal	775,287	923,065
As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the receivables associated with USS are reported in the Assets of Discontinued Operations caption on the balance sheet.		(77,515)
Accounts receivable (net)	$775,287	$845,550

One client represented 13% of the total accounts receivable outstanding as of March 31, 2026 and no client represented more than 10% of revenues for the three months then ended. No individual client represented more than 10% of the total accounts receivable outstanding as of December 31, 2025 nor did any represent more than 10% of revenues for the three months ended March 31, 2025.

Bad debt expense was zero for the three months ended March 31, 2026 and 2025.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025

Furniture and fixtures	$155,809	$140,000
Accumulated depreciation	(46,667)	(23,333)
Property and equipment (net)	$109,142	$116,667

Depreciation expense totaled $23,334 and $9,242 for the three months ended March 31, 2026 and 2025, respectively.

Page 21 of 58

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025

Contracts (Customer contracts and relationships)	$1,371,000	$1,371,000
Accumulated amortization	(314,188)	(142,813)
Intangible assets (net)	$1,056,812	$1,228,187

Amortization expense totaled $171,375 and zero for the three months ended March 31, 2026 and 2025, respectively.

Effective October 15, 2025 and as further described in Note 3, Acquisitions and Dispositions, the Company acquired a business wherein an intangible asset of $1,371,000 was recorded which was attributed to customer contracts and relationships. This intangible is being amortized on a straight-line basis over the estimated remaining life of those contracts and relationships which is expected to average two years.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025

Accounts payable and accrued liabilities	$1,577,401	$1,677,846
Payroll tax liabilities	684,812	997,143
Accrued interest liabilities	1,538,095	1,420,030
Subtotal	3,800,308	4,095,019
As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the liabilities associated with USS are reported in the Liabilities of Discontinued Operations caption on the balance sheet.	-	(877,514)
Accounts payable (net)	$3,800,308	$3,217,505

Page 22 of 58

NOTE 10 – NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2026 and December 31, 2025:

		2026	2025

a)	On October 31, 2025 and as further described in Note 3, Acquisition and Dispositions, Centinela issued a note in the amount of $140,000 in connection with the purchase of several vehicles for that same amount. The note is collateralized by the vehicles, has no stated interest rate, and requires eighteen monthly payments of $7,778.	$101,111	$132,222

b)	On September 15, 2022, Gladiator issued a note in the amount of $150,000 to Kapitus Servicing, Inc. wherein Gladiator agreed to repay the note in weekly installments of $3,003 consisting of principal and interest over a 15-month period resulting in an effective interest rate of 24% per annum. The Company fell behind in payments and presently the parties are in litigation with Kapitus in connection with this note and other business matters.	122,973	122,973

c)	On September 23, 2021, USS issued a note in the amount of $637,500 to Henry Sierra in connection with his separation from USS and the repurchase of stock certain equity interests held by him. Ultimately the principal amount was reduced to $231,955 and in connection with the acquisition of USS in 2021 this note was assigned a value of $148,946. On February 28, 2026 and as described in Note 3, Acquisitions and Dispositions, the Company sold 100% of its equity interest in USS.	-	148,946
		-	-
Subtotal		224,084	404,141
	As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the liability associated with the note described in “c” above is reported in the Liabilities of Discontinued Operations caption on the balance sheet.	-	(148,946)

Total		$224,084	$255,195

Page 23 of 58

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of March 31, 2026 and December 31, 2025:

	2026	2025

On February 8 and 26, 2021, Gladiator issued two promissory notes in the total principal amount of $35,000 to Pink Holdings which accrued interest at 6% per annum and matured one year after issuance.	$35,000	$35,000

These notes contain terms which provide the holder with the option to convert any portion of the outstanding principal and accrued interest amounts into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the five trading days period immediately prior to the conversion date. Since these notes contain an embedded conversion feature with a conversion price that could result in the issuance of an indeterminate amount of shares of common stock in the future, such feature has been bifurcated from the notes and accounted for as a derivative liability as described in Note 13, Derivative Liabilities.

NOTE 12 – LOANS PAYABLE

Loans payable consisted of the following as of March 31, 2026 and December 31, 2025:

		2026	2025

a)	On March 3, 2021, Gladiator entered into a loan agreement with the Small Business Administration in the amount of $67,800. This loan accrues interest at the annual rate of 3.75% and matures on March 3, 2051. The Company has accrued interest of $12,915 and $ 12,281 in connection with this note as of March 31, 2026 and December 31, 2025. Such principal and accrued interest has been classified in Long Term Liabilities - Other.	$67,800	$67,800

b)	On September 16, 2022, Gladiator entered into a loan agreement with Pinnacle Business Funding, LLC wherein it borrowed $145,500 and agreed to repay the loan in weekly payments of $6,328. The Company has not fully complied with the terms of this agreement and payments totaling $24,000 remain outstanding as of March 31, 2026 and December 31, 2025.	24,000	24,000

c)

On December 9, 2022, Gladiator entered into a loan agreement with Quattro Capital in the amount of $250,000 in connection with the financing of inventory purchases. The note is collateralized by such inventory, accrues interest at the rate of 150% per annum, and required repayment within 60 days. If not paid upon maturity, the interest rate increased to $1,200 per day resulting in an effective interest rate of approximately 175% per annum. The Company has accrued interest of $1,385,617 and $1,276,417 in connection with this note as of March 31, 2026 and December 31, 2025, respectively, and classified such amounts in the Accounts Payable and Accrued Expenses caption on the balance sheet.

	250,000	250,000

Total	$341,800	$341,800

NOTE 13 – DERIVATIVE LIABILITIES

The notes described in Note 11, Convertible Notes Payable, contained embedded conversion options with a conversion price that could result in the issuance of an indeterminate amount of shares of common stock in the future to settle the host contract. Accordingly, the embedded conversion options were bifurcated from the convertible notes and treated as a liability. The fair value of such liability amounts was calculated using “Level 3” type inputs (as described in Note 4, Summary Of Significant Accounting Policies - Fair Value Of Financial Instruments) and marked to market at the end of each reporting period.

During the three months ended March 31, 2026 and 2025, the Company estimated the fair value of its embedded conversion option liabilities on those remeasurement dates with the following inputs:

	2026	2025

Expected term (in years)	1.0	1.0
Volatility	80%	64%
Dividends	None	None
Risk-free interest rate	3.7%	4.0%

The changes in derivative liabilities during the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025

Beginning of year	$392,747	$338,061
Mark-to-market adjustment	(39,187)	(31,306)
End of period	$353,560	$306,755

Page 24 of 58

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease Liabilities

The tables below present information regarding the Company’s operating lease and liability as of March 31, 2026 and December 31, 2025:

	2026	2025
Assets and liabilities:

Operating lease right-of-use asset	$-	$175,450
Operating lease liability	$-	$207,808
Weighted-average remaining lease term (in years)	-	2.1
Weighted-average discount rate	-	8.0%

Components of lease expense:

Amortization of right-of-use operating lease asset	$-	$84,216
Lease liability in connection with obligation payment	-	20,300
Total operating lease cost	$-	$104,516

Consulting Agreements

Effective October 15, 2025 and in connection with the acquisition discussed in Note 3, Acquisition, Sentry entered into a consulting agreement with the seller of that business through April 15, 2026 wherein Sentry is obligated to compensate that individual $50,000 per month. Remaining payments due to this individual total $175,000 as of March 31, 2026.

Effective October 28, 2025, Sentinel entered into a consulting agreement with Padang Padang, Ltd (“Padang”), a related party, through October 2026 wherein Sentinel is obligated to compensate Padang $20,000 per month. Remaining payments due to Padang under the terms of this agreement total $205,000 as of March 31, 2026.

Legal Matters

The Company, as previously indicated, is subject to litigation claims arising in the ordinary course of business. In that regard, the Company has assessed each matter individually and has recorded aggregated estimated liabilities for litigation claims of $347,325 as of March 31, 2026 and December 31, 2025. The Company is not aware of any litigation, pending litigation, or other transactions that, in the opinion of management, would require specific disclosure as of those dates to prevent the financial statements from being misleading.

Page 25 of 58

NOTE 15 – STOCKHOLDERS’ EQUITY (DEFICIT)

a)	Preferred and Common Stock

The Company had two classes of stock authorized (Preferred Stock and Common Stock) and three classes of stock issued and outstanding (Preferred Stock Series A, Preferred Stock Series B, and Common Stock) as of March 31, 2026 and December 31, 2025. The rights and preferences of each are summarized as follows:

i)	Preferred Stock

Number of shares authorized	10,000,000
Par value	$0.001
Voting rights	None
Dividend rights	None
Redemption rights	None
Conversion rights	None
Liquidation preference	None

ii)	Preferred Stock Series A

Number of Preferred Stock shares designated as Series A	2,000,000
Number of shares issued and outstanding as of:
March 31, 2026	2,000,000
December 31, 2025	2,000,000
Par value	$0.001
Voting rights	30 votes per share
Dividend rights	None
Redemption rights	None
Conversion rights	None
Liquidation preference	None

iii)	Preferred Stock Series B

Number of Preferred Stock shares designated as Series B	1,000,000
Number of shares issued and outstanding as of:
March 31, 2026	75,000
December 31, 2025	75,000
Par value	$0.001
Voting rights	10 votes per share
Dividend rights	None
Redemption rights	None
Conversion rights	50 common shares per share
Liquidation preference	None

Page 26 of 58

iv)	Common Stock

Number of shares designated	90,000,000
Number of shares issued and outstanding as of:
March 31, 2026	9,690,429
December 31, 2025	9,690,429
Par value	$0.001
Voting rights	1 vote per share
Dividend rights	None
Redemption rights	None

b)	Financing Activities

The Company issued shares of preferred stock, common stock, and warrants in connection with financing activities during the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024. Such activities are summarized as follows:

During the three months ended March 31, 2026:

On February 3, 2026, the Company sold 350,000 Warrant Units to a private investor at $1.00 per Unit and received cash proceeds of $350,000. Each Unit consists of one Pre-Funded Warrant to purchase one share of Common Stock at $0.001 per share. All warrants were fully vested upon issuance and the warrant agreement did not specify an expiration date.

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

Page 27 of 58

Quantity of Preferred Stock Series B shares issued	15,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	750,000
Cash offering price of common shares	$1.00
Value of Preferred Stock Series B shares issued	$750,000

iii)

On June 24, 2025, the Company extended the expiration date of certain outstanding warrants held by a private investor for the purchase of up to 1,000,000 shares of Common Stock at $3.50 per share to a new expiration date of July 27, 2027. The Company did not receive any consideration for this action nor did it attribute any value to it.

iv)

On various dates from July 23, 2025 through September 23, 2025, the Company sold a total of 1,685,000 Warrant Units to private investors at $1.00 per Unit for the purchase of up to a total of 3,370,000 shares of Common Stock and received cash proceeds of $1,685,000

Each Unit consists of one Series A Warrant to purchase one share of Common Stock at $3.50 per share and one Pre-Funded Warrant to purchase one share of Common Stock at $0.001 per share. All warrants were fully vested upon issuance and expire on various dates from September 24, 2030 to October 8, 2030.

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

Page 28 of 58

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

Quantity of Preferred Stock Series B shares issued	10,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	500,000
Cash offering price of common shares	$1.00
Value of Preferred Stock Series B shares issued	$500,000

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

ii)

On April 8, 2024 and as more fully described in Note 21, Related Party Transactions, the Company issued 550,000 warrants to a related party, the Company’s majority shareholder, for the purchase of 550,000 shares of Common Stock at $3.50 per share valued at $1,138,500 as compensation for consulting services. All warrants were fully vested upon issuance and expire on April 8, 2026

Page 29 of 58

The Company estimated the fair value of such warrants with the following inputs:

Expected term (in years)	2.7
Volatility	52%
Dividends	None
Risk-free interest rate	4.6%

iii)	On June 8, 2024 and June 28, 2024, the Company sold a total of 175,000 Units to private investors at $1.00 per Unit, issued 175,000 shares of Common Stock, and received cash proceeds of $175,000.

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

Page 30 of 58

Quantity of Preferred Stock Series B shares issued	50,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	2,500,000
Cash offering price of common shares	$1.00
Value of Preferred Stock Series B shares issued	$2,500,000

vii)	On October 30, 2024, the Company sold a total of 20,000 Units to private investors at $1.00 per Unit, issued 20,000 shares of Common Stock, and received cash proceeds of $20,000.

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

Warrant activities described in detail in the preceding section for the three months ended March 31, 2026 and for the years ended December 31, 2025 and 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	Of	Exercise	Term	Intrinsic
	Warrants	Price	(In Years)	Value
Outstanding and exercisable as of January 1, 2024	1,000,000	$3.50	1.6	$2,500,000
Issued during 2024	1,270,000	$3.50	2.2	n/a
Outstanding and exercisable as of December 31, 2024	2,270,000	$3.50	2.1	$3,382,300
Issued during 2025	3,370,000	$1.75	5.1	n/a
Outstanding and exercisable as of January 1, 2025	5,640,000	$2.45	3.3	$20,954,615
Issued during 2026	350,000	$0.01	-	n/a
Outstanding and exercisable as of March 31, 2026	5,990,000	$2.45	3.0	$23,361,000

The aggregate intrinsic value was calculated using $6.00, $4.99, $6.17, and $6.35 per share for January 1, 2024, December 31, 2024, December 31, 2025, and March 31, 2026, respectively.

Page 31 of 58

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

a)

The September 2025 removal of an individual for the alleged improper issuance of the Company’s securities. This individual was then serving as Treasurer, Secretary, and a member of the Board of Directors and had previously served as President and Chief Executive Officer for almost a decade;

b)	The October 2025 acquisition of the Opsec business;

c)	The February 2026 sale of USS; and

d)

Initiatives discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on June 5, 2026 consisting of:

i)	The establishment of a new Management Team;
ii)	The launch of a growth strategy;
iii)	The ongoing pursuit of additional acquisitions; and
iv)	The ongoing pursuit of additional financing to fund such growth strategies and acquisitions.

In light of the above, Management reassessed the propriety of certain assets and liabilities carried on its balance sheet and elected to make repositioning adjustments related thereto effective as of December 31, 2025 to more accurately reflect the prospective obligations of the Company. This resulted in a net benefit of $2,205,292 which was recorded in the Other Income/Expense area in the Consolidated Statement of Operations for the year ended December 31, 2025.

Page 32 of 58

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

Those adjustments recorded during the year ended December 31, 2025 consisted of the following:

•	Certain payroll and payroll tax liabilities which had accumulated over time, whose origins are uncertain, and Management has deemed to be unnecessary	$2,109,240
•	Miscellaneous operational related items	96,052
	Total	$2,205,292

Management continues to assess the propriety of certain assets and liabilities carried on its balance sheet as of March 31, 2026 in light of the circumstances described above and may elect to make further adjustments related thereto in the future.

NOTE 18 – INCOME TAXES

The components of deferred tax assets and liabilities as of March 31, 2026 and December 31, 2025 were approximately as follows:

	2026	2025

Bad debt	$12,000	$12,000
Amortization of ROU lease	-	36,000
Amortization of debt discount	433,000	433,000
Share based payments	1,295,000	1,295,000
Impairment expense	584,000	584,000
Change in fair value of derivative liabilities	72,000	61,000
Other	12,000	12,000
Net operating loss carryforwards	1,962,000	1,964,000
Total deferred tax assets	4,381,000	4,397,000
Less: valuation allowance	(4,381,000)	(4,397,000)
Net deferred tax asset recorded	$-	$-

Page 33 of 58

The components of the income tax benefit and related valuation allowance for the three months ended March 31, 2026 and 2025 was approximately as follows:

	2026	2025
Current	$1,400	$-
Deferred		(54,000)
Total income tax provision (benefit)	1,400	(54,000)
Less: valuation allowance	(1,400)	2,354,000
Income tax provision (benefit)	$-	$-

A reconciliation of the provision for income taxes for the three months ended March 31, 2026 and 2025 as compared to statutory rates was approximately as follows:

	2026	2025
Federal income tax benefit - 6.2%	$960	$(37,000)
State income tax benefit - 2.3%	440	(17,000)
Subtotal	1,400	(54,000)
Change in valuation allowance	(1,400)	54,000
Income tax benefit	$-	$-

Federal net operating loss carryforwards at March 31, 2026 and December 31, 2025 were approximately $7,008,000 and $7,013,000, respectively.

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the valuation allowance increased (decreased) by approximately $(1,400) and $54,000, respectfully. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company has determined that it had a change of control issue for the year ended December 31, 2021, that will limit the future use of the NOL carryforwards of approximately $3,006,000 as of December 31, 2021. As of March 31, 2026, the remaining federal NOL carryforwards of approximately $4,002,000 which were generated after 2017 may only be used to offset 80% of future taxable income and may carried forward indefinitely until fully utilized.

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

Page 34 of 58

The Company files corporate income tax returns in the United States and California. Due to the Company's net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of March 31, 2026 and December 31, 2025, there are no unrecognized tax benefits and there are no accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 19 – EARNINGS PER SHARE

The following table summarizes the common share equivalents included in the number of shares used in the calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025:

	2026	2025
Preferred Stock Series B	3,750,000	3,750,000
Warrants	5,640,000	5,640,000
Total	9,390,000	9,390,000

The following table summarizes the common share equivalents excluded from the number of shares used in the calculation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025:

	2026	2025
Preferred Stock Series B	2,500,000	2,500,000
Warrants	2,270,000	2,270,000
Total	4,770,000	4,770,000

NOTE 20 – RELATED PARTY OWNERSHIP AND RELATED PARTY TRANSACTIONS

a)	Related Party Ownership

As of March 31, 2026, Padang Padang, Ltd (Padang) owned 2,000,000 shares of the Company’s Preferred Stock Series A and 50,000 shares of Preferred Stock Series B. Therefore, Padang controls, on a fully diluted and fully converted basis, an aggregate of 62,500,000 voting rights representing 80% of the Company’s total voting power.

Accordingly, Padang has the ability to significantly influence or determine the outcome of matters submitted to a vote of the Company’s stockholders, including the election of directors and significant corporate transactions.

Page 35 of 58

b)	Related Party Transactions

i)

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

ii)

On October 28, 2025 and as more fully described in Note 14, Commitments and Contingencies, and Note 15(b), Shareholder Equity (Deficit) - Financing Transactions, the Company entered into a consulting agreement with Padang for a one-year period wherein the Company agreed to compensate Padang $20,000 per month and issue 1,600,000 shares of Preferred Stock Series A.

iii)

On October 30, 2025 and as more fully described in Note 3, Acquisition, and Note 15(b), Shareholder Equity (Deficit) - Financing Transactions, the Company issued 10,000 shares of Preferred Stock Series B to a related party, the Company’s President and CEO, as compensation for services performed in connection with the acquisition of the Opsec business.

Page 36 of 58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this prospectus regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, among others, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “would,” “will,” “should,” “could,” “objective,” “target,” “ongoing,” “contemplate,” “potential”, or “continue” or the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, without limitation, statements about:

•	Our ability to generate or secure sufficient funding to support our growth strategy;
•	Future sales of our common stock that could depress the trading price of our common stock on the OTC, lower our value and make it more difficult for us to raise capital;
•	Our ability to compete effectively;
•	Our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
•	Our expectations regarding outstanding litigation;
•	Our expectations and management of future growth;
•	Our ability to maintain, protect and enhance our intellectual property;
•	Our expectations regarding the effects of existing and developing laws and regulations;
•	Our beliefs regarding our liquidity and sufficiency of cash to fund our operations; and
•	The other matters described in “Risk Factors” and “Business”.

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

Page 37 of 58

You should read this Form 10-Q Quarterly Report, and other documents that we reference herein which we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Our Business and Recent Developments

During the years ended December 31, 2025 and 2024 and through the present, the Company’s primary business focused upon providing armed and unarmed security services through its Centinela and USS subsidiaries. They offer professional security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. They operate primarily in California and serve a diverse clientele, including businesses, residential communities, and event organizers.

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

Effective October 16, 2025 and through its newly formed Centinela subsidiary, the Company acquired the client contracts for professional security services of an entity located in California for cash consideration of $650,000 plus additional cash of $150,000 on April 16, 2026 provided those contracts continue to provide at least 80% of the level of revenue per month as they were as of the date of the closing. Effective that same date, the Company combined the day-to-day activities of USS with Centinela for logistical and operational purposes.

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

Page 38 of 58

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

The size of and opportunity in the United States (US) private security market is massive. According to various sources, the total market value was approximately $250 billion in 2024 and it is expected to grow at a compounded rate of between 5% and 9% over the next decade with some projections reaching as high as $623 billion by 2034.

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

Our team members are highly trained and committed professionals from law enforcement, military, and security veterans communities who are all specialize in providing one thing... the security needed by our clients. We take pride in delivering the highest level of service to our clients. Therefore, we have a robust qualifying process to ensure all our team members are not just qualified but also enthusiastic and professional.

Our business is built on ethics and integrity. Kyle Madej, our President and Chief Executive Officer, became engaged in the security services in 2017 when he discovered a number of industry practices that were neither ethical nor acceptable. His involvement with the Company has proven to be an exciting endeavor that had allowed him to apply years of experience with solid work ethics and integrity. We value every client that has partnered with us, and we work to establish a solid relationship with our team members. We believe it is those strong relationship bonds that help our Company continue to grow and to serve more valued partners.

Page 39 of 58

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

Page 40 of 58

Risk Factors Relating to Our Business

In addition to conventional risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows.

Readers should carefully consider the risks factors described throughout this Quarterly Report and those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, (specifically Part I, Item 1A, Risk Factors), filed with the Securities and Exchange Commission on June 5, 2026.

Liquidity, Capital Resources, and Going Concern

1)	Liquidity

We manage liquidity risk by monitoring our operational forecasts, actual results, cash flows, and the resulting financial position on an ongoing basis.

The following table summarizes those key factors as of and for the three months ended March 31, 2026 and 2025:

	2026	2025

Revenue	$2,242,566	$846,416

Net income (loss) available to common shareholders	$53,755	$(607,064)

Cash flows:

Net cash provided by/(used in) operating activities	$(155,915)	$(198,470)
Net cash provided by/(used in) investing activities	(15,808)	(8,500)
Net cash provided by/(used in) financing activities	318,889	(15,232)
Net increase (decrease) in cash	147,166	(222,202)
Cash - Beginning of period	197,165	222,202
Cash - End of period	$344,331	$-

Working capital deficit	$3,620,221	5,034,997

Revenue And Net Income (Loss)

Improvements to revenue and net income available to common shareholders are generally attributable to the acquisition of the Opsec business in October 2025 and the gain on the sale of the USS subsidiary in February 2026. Such items are discussed in detail in the Results of Operations – Three Months Ended March 31, 2026 and 2025 section appearing below.

Operating Activities

Cash used by operating activities of $155,915 during the three months ended March 31, 2026 was primarily attributable to net income of $43,418 adjusted upward by $583,437 for increases in accounts payable and accrued expenses and adjusted downward by $839,819 for non-cash income items which consisted primarily of the gain of $995,340 on the sale of the USS subsidiary.

Cash used by operating activities of $198,470 during the three months ended March 31, 2025 was primarily attributable to a net loss of $618,163 adjusted upward by $487,269 for increases in accounts payable and accrued expenses.

Page 41 of 58

Investing Activities

Cash used in investing activities of $15,809 and $8,500 during the three months ended March 31, 2026 and 2025, respectfully, related exclusively to the acquisition of property and equipment.

Financing Activities

Cash provided by financing activities of $350,000 during the three months ended March 31, 2026 was attributable to the sale of pre-funded warrants to a private investor.

Cash used by financing activities of $15,232 during the three months ended March 31, 2025 was primarily attributable to $471,250 in borrowings and $490,848 in repayments in connection with several different notes and loans.

2)	Capital Resources

Additional capital resources will likely be required in 2026 to support the Company’s growth strategy, which includes the acquisition of complementary established businesses and the expansion of services, will vary depending upon several factors. Such factors include, but are not limited to, marketplace conditions which will affect our ability to identify and close acquisition opportunities, expand the range and profitability of security services we provide to our clients, and generate revenue and cash flow from operations to support those activities.

The sale of additional equity or debt securities to support the Company’s growth strategy may result in dilution to our shareholders. Any such additional capital resources may not be available on reasonable terms, if at all. If we were unable to obtain additional capital resources, we may be required to reduce the scope of, delay, or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

3)	Going Concern

The Company’s condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern. Accordingly, the financial statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Page 42 of 58

Results of Operations

Three Months Ended March 31, 2026 and 2025

Revenues

Amounts have not been adjusted for reclassification of discontinued operations.

Revenues were $2,242,566 for the three months ended March 31, 2026 compared to $846,416 in the comparable period in the prior year, an increase of $1,396,150 or 165%. This increase is primarily attributable to the acquisition of the Opsec business in October 2025.

Cost of Revenues

Amounts have not been adjusted for reclassification of discontinued operations.

Cost of revenues were $2,120,497 for the three months ended March 31, 2026 compared to $810,783 in the comparable period in the prior year, an increase of $1,309,714 or 162%. This increase is primarily attributable to the acquisition of the Opsec business in October 2025.

Gross Profits

Amounts have not been not adjusted for reclassification of discontinued operations.

Gross profits were $122,069 or 5% for the three months ended March 31, 2026 compared to $35,633 or 4% in the comparable period in the prior year, an increase of $86,436 or 243%. This increase is attributable to the acquisition of the Opsec business in October 2025 as discussed above combined with the rationalization of the Company’s customer portfolio representing a shift away from less profitable markets and a simultaneous emphasis upon higher margin services.

General and Administrative

General and administrative expenses were $996,318 for the three months ended March 31, 2026 compared to $576,305 in the comparable period in the prior year, an increase of $420,013 or 73%. That increase was primarily attributable to marketing and operational initiatives which resulted in the increases in revenues and gross profits discussed above.

Page 43 of 58

Loss From Operations

Amounts have not been adjusted for reclassification of discontinued operations.

Loss from operations was $874,249 for the three months ended March 31, 2026 compared to $540,672 in the comparable period in the prior year, an increase of $333,577 or 62%. This increase is attributable to an improvement in gross profits of $86,436 offset by an increase in general and administrative expenses of $420,013 as described above.

Other Income (Expense)

Net other income (expense) was a net income amount of $917,667 for the three months ended March 31, 2026 as compared to a net loss amount of $77,491 for the comparable period in the prior year, a favorable swing of $995,158 or 1,284%. That favorable swing is primarily attributable to a $997,180 gain on the sale of USS in February 2026.

Net Income (Loss) From Continuing Operations Including Non-Controlling Interest

Net income from continuing operations, including non-controlling interest, was $43,418 for the three months ended March 31, 2026 as compared to a net loss of $618,163 for the comparable period in the prior year, a favorable swing of $661,163 or 107%. That favorable swing is primarily attributable to the unfavorable change of $333,577 in the loss from operations offset by the $997,180 gain on the sale of USS subsidiary.

Non-Controlling Interest

Non-controlling interest was a benefit of $10,337 for the three months ended March 31, 2026 as compared to a benefit of $11,099 for the comparable period in the prior year, a decrease of $762 or 7%. This is attributable to the reduced losses experienced by Gladiator, the Company’s subsidiary wherein there is a non-controlling interest.

Net Income (Loss) Available to Common Shareholders

Net income (loss) available to common shareholders was net income of $53,755 for the three month period ended March 31, 2026 as compared to a net loss of $607,064 for the comparable period in the prior year, a favorable swing of $660,819 or 109%. That favorable swing is primarily attributable to the unfavorable change of $333,577 in the loss from operations offset by the $997,180 gain on the sale of USS subsidiary.

Page 44 of 58

Three Months Ended March 31, 2025 And 2024

Revenues

Amounts have not been adjusted for reclassification of discontinued operations.

Revenues were $846,416 for the three months ended March 31, 2025 compared to $1,952,553 in the comparable period in the prior year, a decrease of $1,106,137 or 57%. This decrease was attributable to the loss of several key customers.

Cost of Revenues

Amounts have not been adjusted for reclassification of discontinued operations.

Cost of revenues were $810,783 for the three months ended March 31, 2025 compared to $1,281,776 in the comparable period in the prior year, a decrease of $473,993 or 37%. This decrease was primarily attributable to the loss of several key high margin customers.

Gross Profits

Amounts have not been adjusted for reclassification of discontinued operations.

Gross profits were $35,633 or 4% for the three months ended March 31, 2025 compared to $670,777 or 34% in the prior year, a decrease of $635,144 or 95%. This decrease was directly attributable to the changes in revenues and cost of revenues discussed immediately above.

General and Administrative

General and administrative expenses were $576,305 for the three months ended March 31, 2025 compared to $201,408 in the comparable period in the prior year, an increase of $374,897 or 186%. This increase is primarily attributable to increased payroll costs, finance and accounting expenses, and legal fees associated with being a public Company.

Loss From Operations

Loss from operations was $540,672 for the three months ended March 31, 2025 compared to income from operations $469,369 in the comparable period in the prior year, an unfavorable swing of $1,010,041 or 215%. This unfavorable swing was attributable to the loss of several key high margin customers and an increase in general and administrative expenses as discussed immediately above.

Page 45 of 58

Other Income (Expense)

Net other income (expense) was a net loss of $77,791 for the three months ended March 31, 2025 as compared to a net income of $883,111 for the comparable period in the prior year, an unfavorable swing of $960,602 or 109%. This unfavorable swing was primarily attributable to the $1,091,374 in forgiveness of a PPP loan in 2024 which did not recur in 2025.

Net Income (Loss) From Continuing Operations Including Non-Controlling Interest

Net income (loss) from continuing operations, including non-controlling interest, was a net loss of $618,163 for the three months ended March 31, 2025 as compared to net income of $1,352,480 for the comparable period in the prior year, an unfavorable swing of $1,970,643 or 146%. That unfavorable swing is primarily attributable to the unfavorable change of $1,010,041 in the loss from operations plus the unfavorable change of $960,602 in other income (expense) as discussed immediately above.

Non-Controlling Interest

Non-controlling interest was a benefit of $11,099 for the three months ended March 31, 2025 as compared to zero for the comparable period in the prior year. This increase is attributable to the absence of a non-controlling interest in the Company in the prior period.

Net Income (Loss) Available to Common Shareholders

Net income (loss) available to common shareholders was a net loss of $607,064 for the three month period ended March 31, 2025 as compared to net income of $1,352,480 for the comparable period in the prior year, an unfavorable swing of $1,959,544 or 149%. That unfavorable swing is primarily attributable to the unfavorable change of $1,970,643 in the net income (loss) from continuing operations as discussed immediately above.

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We based our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from those estimates.

Page 46 of 58

Critical accounting policies consist of the following and are described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies, in the Company’s financial statements included elsewhere in this Quarterly Report.

•	Basis of Presentation
•	Use of Estimates and Assumptions
•	Principles of Consolidation and Non-Controlling Interest
•	Fair Value of Financial Instruments
•	Revenue Recognition
•	Income Taxes

Critical accounting estimates consist primarily of those described in Note 17, Business Reassessment and Repositioning Adjustment, and Note 18, Income Taxes, in the Company’s financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information described by Item 306 of Regulation S-K regarding interest rate, foreign currency, commodity price, and equity market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure and Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Management Team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Page 47 of 58

Our Management Team, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Management's Report on Internal Control over Financial Reporting

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

Page 48 of 58

Our Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

Material Weaknesses

Material weaknesses identified consist of the following:

•

The Company recognizes that due to its limited number of personnel, there are inherent challenges in achieving adequate segregation of duties within the financial reporting process and the preparation of financial statements in a timely manner. Management continues to evaluate opportunities to enhance such internal controls and to improve the financial reporting process;

•

The Company's internal control processes during 2025 did not identify a number of journal entries and the reclassification of USS’ assets, liabilities, and operating results as discontinued operations which were brought to Management’s attention by the external auditor in connection with the audit of the 2025 financial statements and subsequently recorded in the Company’s financial records. Management is reviewing its processes to strengthen controls and ensure greater accuracy moving forward; and

•

The Company acknowledges that its accounting team would benefit from additional technical expertise with respect to certain US GAAP matters. Management is exploring options to address these technical requirements, including external support.

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

Independent Registered Accountant's Internal Control Attestation

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit registrants to provide only Management's report in this Quarterly Report.

Page 49 of 58

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of March 31, 2026, the Company was engaged in litigation with several parties as described below.

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

Page 50 of 58

3)	Redwood Fire & Casualty Ins. Co. v. United Security Specialists, Inc.

This matter is a case against USS and Sentinel Holdings Ltd for unpaid workers comp insurance premiums. The unpaid balance was $36,947. The Company negotiated a settlement for this claim in the amount of $4,000 per month for nine months. The payments have not been completed.

4)	Vertol LLC v. Gladiator Solutions, Inc.

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

5)	Mercy Falls LLC v. United Security Specialists, Inc. (Case No. 25CV468267).

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

Page 51 of 58

6)	Eardley v. Sentinel Holdings Ltd

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

7)	Foxcroft and Sentinel v. Rajan, et al.; Court of Comon Please, Philadelphia County, First Judicial District of Pennsylvania, Trial Division – Civil; No. 26020185

On or about February 11, 2026, the Company commenced a civil action against Mr. Rajan and his entities for damages arising from a calculated and malicious campaign of character assassination and economic sabotage orchestrated by Rajan. Specifically, Raja utilized a “Litigation Hold” electronic mail (“email”) notice as a tactical weapon. Under the guise of a formal legal preservation demand, Defendant Raja authored a scathing “hit piece” email containing false and inflammatory accusations that Plaintiff Foxcroft was engaged in a criminal “pump-and-dump” scheme and an “undeniable self-serving scheme” to defraud investors. Rajan counterclaimed under various theories of liability.

Item 1A. Risk Factors

In addition to conventional risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows.

Readers should carefully consider the risks factors described throughout this Quarterly Report and those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, (specifically Part I, Item 1A, Risk Factors), filed with the Securities and Exchange Commission on June 5, 2026. There have been no material changes to the risk factors described in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026 and the years ended December 31, 2025, and December 31, 2024, the Company conducted the following sales of unregistered securities pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company used all such amounts for working capital and operating purposes.

Page 52 of 58

During the three months ended March 31, 2026

On February 3, 2026, the Company sold 350,000 Warrant Units at $1.00 per Unit and received cash proceeds of $350,000. Each Unit consists of one Pre-Funded Warrant to purchase one share of Common Stock at $0.001 per share. All warrants were fully vested upon issuance and the warrant agreement did not specify an expiration date.

During the year ended December 31, 2025

a)	On June 24, 2025, the Company issued 135,000 shares of restricted common stock at $1.00 per share and received cash proceeds of $135,000.

b)	On June 24, 2025, the Company issued 15,000 shares of Restricted Preferred Stock Series B with an estimated fair value of $750,000 in consideration for consulting services.

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

d)

On September 24, 2025, the Company issued 1,600,000 shares of Preferred Stock Series A with an estimated fair value of $1,600 to a related party in exchange for consulting services. Shares of Preferred Stock Series A have voting rights, but they do not accrue dividends nor do they have any liquidation preferences, redemption rights, or conversion rights.

e)

On October 30, 2025, the Company issued 10,000 shares of Preferred Stock Series B with an estimated fair value of $500,000 to the Company’s President and CEO for services performed in connection with an acquisition in October 2025 described elsewhere in this document.

f)

On December 9, 2025, the Company’s Board of Directors approved the issuance of 184,000 shares of Common Stock with an estimated fair value of $184,000 to 184 employees in recognition of services rendered. Such shares were issued during the following month. Such shares were previously registered with the SEC on Form S-8 and issued during the following month.

Page 53 of 58

During the year ended December 31, 2024

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

c)

On June 8, 2024, the Company issued 75,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit and received cash proceeds of $75,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2025.

d)

On June 28, 2024, the Company issued 100,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit for a subscription amount of $100,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026. The subscription was received in July 2024.

e)

In July 2024, the Company issued 225,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit and the Company received cash proceeds of $225,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

f)

In August 2024, the Company issued 50,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit and the Company received cash proceeds of $50,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

g)

On September 6, 2024, the Company issued 50,000 shares of Preferred Stock Series B with an estimated fair value of $2,500,000 ($50/share) as a consulting fee to a related party, its majority shareholder.

h)

In October 2024, the Company issued 20,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit and the Company received cash proceeds of $20,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

i)

In November 2024, the Company issued 250,000 units consisting of one share of common stock and one warrant. The units were sold at $1/unit and the Company received cash proceeds of $250,000. The warrants are exercisable immediately at $3.50/share and expire on December 31, 2026.

j)	In December 2024, the Company issued 50,000 shares of common stock. The stock was sold at $1/share and the Company received cash proceeds of $50,000.

Page 54 of 58

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

S-1 Registration Statement

On May 14, 2025, the Company went effective with a S-1 Registration Statement which registered under the Securities Act of 1933, a proposed resale by certain selling security holders named in incorporated prospectus, or their permitted assigns. of up to 3,185,000 shares of the Company’s common stock, $0.001 par value per share, which amount consists of (i) 2,135,000 shares of common stock outstanding as of May 14, 2025, and (ii) an aggregate of 1,050,000 shares of common stock issuable upon exercise of common stock purchase warrants outstanding on May 14, 2025, issued in connection with private placements of the Company’s common stock to certain of said selling security holders.

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

Page 55 of 58

Related Party Controlling Stockholder

As of March 31, 2026, Padang Padang, Ltd (Padang) owned:

1)	2,000,000 shares of Preferred Stock Series A, each share of which entitles the holder to 30 votes per share resulting in 60,000,000 voting rights; and

2)

50,000 shares of Preferred Stock Series B, each share of which entitles the holder to 10 votes per share resulting in 50,000 voting rights. Additionally, each share is convertible at the option of the holder into common stock at a ratio of 50:1. Therefore, these shares, if converted into common stock, would instead provide the holder with 2,500,000 voting rights.

Therefore, Padang controls, on a fully diluted and fully converted basis, an aggregate of 62,500,000 votes rights representing 80% of the Company’s total voting power. Accordingly, Padang has the ability to determine or significantly influence the outcome of matters submitted to a vote of the Company’s stockholders, including the election of directors and approval of significant corporate transactions. The Company is therefore considered to be under the control of Padang for financial reporting purposes.

There have been no transactions with this stockholder during the three months ended March 31, 2026 or the period thereafter through the date of this report.

Our Internet Website

Our Internet website address is sentinelholdingsltd.net. The information contained on our website, or through it, is not a part of this Quarterly Report. We have provided our website address here solely as an inactive textual reference.

Page 56 of 58

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Page 57 of 58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentinel Holdings Ltd

Date: July 10, 2026	By:	/s/ Kyle Madej
Kyle Madej
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ Kyle Madej	Treasurer, Secretary, and	July 10, 2026
Kyle Madej	Chairman of the Board
(Principal Executive Officer)

Page 58 of 58