Form 10-Q
period 2026-06-30
Sentinel Holdings Ltd.
filed 2026-08-13
CIK 889353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 13, 2026, there were 9,690,429 shares of our common stock outstanding, 2,000,000 shares of our Series A preferred stock outstanding, and 75,000 shares of our Series B preferred stock outstanding.

SENTINEL HOLDINGS LTD

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Page 2 of 46

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS OF

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

AS OF AND FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2026

Page 3 of 46

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Of	As Of
	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets
Cash	$146,085	$197,165
Accounts receivable (net)	872,680	845,550
Prepaid expenses and other	20,739	578
Assets of discontinued operations	-	252,965
Total current assets	1,039,504	1,296,258

Property and Equipment (Net)	83,833	116,667

Intangible Assets (Net)
Contracts	885,437	1,228,187

Total Assets	$2,008,774	$2,641,112

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,623,895	$3,217,505
Notes payable	216,306	255,195
Notes payable - Related party	75,000	-
Convertible notes payable	35,000	35,000
Loans payable	274,000	274,000
Derivative liabilities	316,404	392,747
Liabilities of discontinued operations	-	1,234,269
Total current liabilities	5,540,605	5,408,716

Long Term Liabilities
Loans payable	67,800	67,800
Other	13,543	12,281
Total long term liabilities	81,343	80,081

Total Liabilities	5,621,948	5,488,797

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A Preferred Stock ($0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	2,000	2,000
Series B Preferred Stock ($0.001 par value; 1,000,000 shares authorized; 75,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	75	75
Common Stock ($0.001 par value; 90,000,000 shares authorized; 10,040,429 and 9,690,429 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9,690	9,690
Additional paid-in capital	21,815,838	21,465,838
Accumulated deficit	(25,049,156)	(23,956,337)
Stockholders' equity (deficit) excluding non-controlling interest	(3,221,553)	(2,478,734)
Non-controlling interest	(391,621)	(368,951)
Total stockholders' equity (deficit)	(3,613,174)	(2,847,685)

Total Liabilities and Stockholders' Deficit	$2,008,774	$2,641,112

The accompanying footnotes are an integral part of these consolidated financial statements.

Page 4 of 46

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Continuing Operations

Revenue	$2,124,471	$-	$4,367,037	$-

Cost of Revenue	2,089,131	-	4,209,628	-

Gross Profit	35,340	-	157,409	-

General and Administrative Expenses	1,096,332	1,464,770	2,092,650	2,041,075

Loss From Operations	(1,060,992)	(1,464,770)	(1,935,241)	(2,041,075)

Other Income (Expense)
Gain on acquisition	-	-	997,180	-
Interest expense	(135,071)	(126,815)	(253,771)	(248,873)
Change in fair value of derivative liabilities	37,156	(15,955)	76,343	15,351
Other income (expense)	-	(2)	-	13,259
Other income (expense) (net)	(97,915)	(142,772)	819,752	(220,263)

Net Income (Loss) From Continuing Operations Including Non-Controlling Interest	(1,158,907)	(1,607,542)	(1,115,489)	(2,261,338)

Discontinued Operations

Net Income (Loss) From Discontinued Operations	-	218,819	-	254,452

Net Income

Net Income (Loss) Including Non-Controlling Interest	(1,158,907)	(1,388,723)	(1,115,489)	(2,006,886)

Non-Controlling Interest	(12,333)	(17,255)	(22,670)	(28,354)

Net Income (Loss) Available to Common Shareholders	$(1,146,574)	$(1,371,468)	$(1,092,819)	$(1,978,532)

Net Income (Loss) Per Common Share

Basic and diluted:
Net income (loss) from continuing operations including non-controlling interest	$(0.120)	$(0.171)	$(0.115)	$(0.241)
Net income (loss) from discontinued operations	-	0.023	-	0.027
Net income (loss) including non-controlling interest	(0.120)	(0.148)	(0.115)	(0.214)
Non-controlling interest	(0.001)	(0.002)	(0.002)	(0.003)
Net income (loss) available to common shareholders	$(0.118)	$(0.146)	$(0.113)	$(0.211)

Weighted Average Number of Common Shares

Basic and diluted	9,690,429	9,412,967	9,690,429	9,392,313

The accompanying footnotes are an integral part of these consolidated financial statements.

Page 5 of 46

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

										Total
										Equity (Deficit)
	Preferred Stock		Preferred Stock				Additional			Attributable	Non-
	Series A		Series B		Common Stock		Paid-In	Subscription	Accumulated	To The	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Company	Interest	Total

January 1, 2025	400,000	$400	50,000	$50	9,371,429	$9,371	$18,212,182	$-	$(22,291,520)	$(4,069,517)	$(261,155)	$(4,330,672)

Net income (loss)	-	-	-	-	-	-	-	-	(607,064)	(607,064)	(11,099)	(618,163)

March 31, 2025	400,000	400	50,000	50	9,371,429	9,371	18,212,182	-	(22,898,584)	(4,676,581)	(272,254)	(4,948,835)

Net income (loss)	-	-	-	-	-	-	-	-	(1,371,468)	(1,371,468)	(17,255)	(1,388,723)
Shares issued for cash	-	-	-	-	135,000	135	134,865	-	-	135,000	-	135,000
Shares issued for services	-	-	15,000	15	-	-	749,985	-	-	750,000	-	750,000

June 30, 2025	400,000	$400	65,000	$65	9,506,429	$9,506	$19,097,032	$-	$(24,270,052)	$(5,163,049)	$(289,509)	$(5,452,558)

January 1, 2026	2,000,000	$2,000	75,000	$75	9,690,429	$9,690	$21,465,838	$-	$(23,956,337)	$(2,478,734)	$(368,951)	$(2,847,685)

Net income (loss)	-	-	-	-	-	-	-	-	53,755	53,755	(10,337)	43,418
Warrants issued for cash	-	-	-	-	-	-	350,000	-	-	350,000		350,000

March 31, 2026	2,000,000	2,000	75,000	75	9,690,429	9,690	21,815,838	-	(23,902,582)	(2,074,979)	(379,288)	(2,454,267)

Net income (loss)	-	-	-	-	-	-	-	-	(1,146,574)	(1,146,574)	(12,333)	(1,158,907)

June 30, 2026	2,000,000	$2,000	75,000	$75	9,690,429	$9,690	$21,815,838	$-	$(25,049,156)	$(3,221,553)	$(391,621)	$(3,613,174)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Page 6 of 46

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	2026	2025

Cash Flows From Operating Activities
Net income (loss) (Including non-controlling interest)	$(1,115,489)	$(2,006,886)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Gain on sale of subsidiary	(995,340)	-
Bad debt expense	50,000	-
Depreciation	48,642	18,393
Amortization	342,750	42,108
Change in operating lease liability	-	(40,595)
Change in derivative liability	(76,343)	(15,351)
Warrants issued for services rendered	-	750,000
Non-cash charitable contribution	-	3,652
Changes in operating assets and liabilities:
Accounts receivable	(63,094)	(186,628)
Prepaid expenses and other	(20,161)	(556)
Accounts payable and accrued expenses	1,407,652	1,009,341
Deferred Revenue	-	7,000

Net cash provided by (used in) operating activities	(421,383)	(419,522)

Cash Flows From Investing Activities
Purchase of fixed assets	(15,808)	(8,500)
Net cash provided by (used in) investing activities	(15,808)	(8,500)

Cash Flows From Financing Activities
Common stock issued for cash	-	135,000
Warrants issued for cash	350,000	-
Notes payable - Related party - Borrowings	75,000	-
Notes payable - Repayments	(38,889)	(44,405)
Loans payable - Borrowings	-	1,026,847
Loans payable - Repayments	-	(918,732)
Cash overdraft	-	7,110
Net cash provided by (used in) financing activities	386,111	205,820

Net increase (decrease) in cash	(51,080)	(222,202)

Cash - Beginning of Period	197,165	222,202

Cash - End of Period	$146,085	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$7,346
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Page 7 of 46

SENTINEL HOLDINGS LTD AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company evaluates and discloses risks and uncertainties that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in revenues and earnings include:

•	Industry cyclicality - The Company's financial performance is affected by industry trends, seasonality, and shifts in market demand;
•	Macroeconomic conditions - Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams; and
•	Pricing volatility - Competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given such uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

NOTE 2 – GOING CONCERN

The Company reported a net loss available to common shareholders of $1,146,574 and $1,092,819 for the three and six months ended June 30, 2026 and utilized net cash in operating activities of $421,383 and $419,522 during the same periods, respectively. The Company has an accumulated stockholders’ deficit of $3,613,174 and a working capital deficit of $4,501,101 as of June 30, 2026.

The Company has incurred significant losses since inception, has not yet attained consistently profitable operations, and remains dependent upon obtaining financing to support operations and pursue its business plans.

Such business plans include expansion within existing markets and penetration into new markets, acquisition of other businesses to enhance or complement the current business model while accelerating growth, collaboration with other businesses to pursue strategic opportunities when appropriate, and securing debt and/or equity financing to support such initiatives.

Page 8 of 46

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

Consideration for this acquisition totaled $800,000 consisted of cash of $650,000 paid on the closing date and $150,000 which was due on April 15, 2026. The acquired assets were valued by management at $1,371,000 and recorded on the balance sheet as Contracts and are being amortized on a straight-line basis over a two-year period. The difference of $571,000 between such value and the amount paid was recorded as a gain on acquisition in the Statement of Operations effective as of the acquisition date.

Additionally and as more fully described in Note 16, Commitments and Contingencies, the Company entered into an agreement with the owner of the Opsec business for a six-month period at the rate of $50,000 per month for consulting services.

The Disposition of USS

On February 28, 2026, the Company sold 100% of its equity interest in USS pursuant to a stock purchase agreement to Top Flight Security Solutions LLC (“Top Flight”), a Nevada limited liability company, and Rodney Miller II, an individual.

Page 9 of 46

Total consideration received by the Company consisted of $1.00 in cash and a 4% non-managing membership interest in Top Flight, a newly formed entity with no assets or operating history, to which the Company assigned no value. No contingent consideration is provided for under the agreement.

As USS had a net deficit of $997,179 as of that date (consisting of assets of $238,929 and liabilities of $1,236,108) and recorded a gain on the transaction of $997,180 in Othe Income (Expense) in the Statement of Operations effective as of the sale date.

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

Discontinued Operations

On February 28, 2026 and as described in Note 3, Acquisitions and Dispositions, the Company sold 100% of its equity interest in USS. Prior to the sale, USS operated as a legally and operationally distinct subsidiary of the Company with separately identifiable revenues and direct costs. The Company determined that the sale of USS represented a strategic shift that had, and will continue to have, a major effect on the Company's operations and financial results. Accordingly, the results of USS operations for all periods presented have been reclassified and reported as discontinued operations.

The financial results of the discontinued operations for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$-	$877,856	$-	$1,724,272
Cost of revenues	-	659,037	-	1,469,820
Gross profit	-	218,819	-	254,452
General and administrative expenses	-	-	-	-
Income from discontinued operations, net of tax	$-	$218,819	$-	$254,452

Assets and liabilities of the discontinued operations as of June 30, 2026 and December 31, 2025 were as follows:

	2026	2025
Assets:
Accounts receivable	$-	$77,515
Right of use asset	-	175,450
Total	$-	$252,965
Liabilities:
Accounts payable and accrued expenses	$-	$877,514
Notes payable	-	148,947
Operating lease liability	-	207,808
Total	$-	$1,234,269

Page 10 of 46

The Company’s consolidated revenue, loss from operations, and net loss available to common shareholders for the three and six months ended June 30, 2026 and 2025 were comprised of continuing and discontinued operations and were presented in the statement of operations as follows:

	Continuing Operations	Discontinued Operations	Total Operations
Three months ended June 30, 2026
Revenue	$2,124,471	$-	$2,124,471
Income (loss) from operations	(1,035,992)	-	(1,035,992)
Net income (loss) available to common shareholders	(1,121,574)	-	(1,121,574)

Three months ended June 30, 2025
Revenue	$-	$877,856	$877,856
Income (loss) from operations	(1,464,770)	218,819	(1,245,951)
Net income (loss) available to common shareholders	(1,590,287)	218,819	(1,371,468)

Six months ended June 30, 2026
Revenue	$4,367,037	$-	$4,367,037
Income (loss) from operations	(1,190,489)	-	(1,190,489)
Net income (loss) available to common shareholders	(1,067,819)	-	(1,067,819)

Six months ended June 30, 2025
Revenue	$-	$1,724,272	$1,724,272
Income (loss) from operations	(2,515,790)	254,452	(2,261,338)
Net income (loss) available to common shareholders	(2,232,984)	254,452	(1,978,532)

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

Page 11 of 46

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

The measurement of the fair value of the Company’s derivative liabilities are discussed in Note 15, Derivative Liabilities. The carrying amounts of the Company’s other financial instruments, such as cash, accounts receivable, accrued expenses, and notes payable, et cetera, approximate their fair values due to the short-term nature of those instruments.

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

Page 12 of 46

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

Property and Equipment

The Company accounts for property and equipment in accordance with ASC 360, Property, Plant, and Equipment, whereby such assets are stated at cost, less accumulated depreciation. Such depreciation is provided on the straight-line basis over the estimated useful lives of such assets which ranges from eighteen to twenty-four months.

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

Page 13 of 46

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

Page 14 of 46

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

Page 15 of 46

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This standard, as subsequently clarified in ASU 2025-01, will be effective for the Company’s annual reporting period for the year ending December 31, 2027 and interim periods beginning with the first quarter of 2028, with early adoption permitted.

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

Page 16 of 46

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when evaluating expected credit losses. This standard was effective for the Company for the annual and interim periods beginning January 1, 2026, with early adoption permitted, and should be applied prospectively. The Company adopted this standard beginning in 2025. There was no impact to its consolidated financial statements upon adoption.

NOTE 5 – CASH AND CASH EQUIVALENTS

The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

The Company is exposed to credit risk on its deposits with banking institutions to the extent that such account balances exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company did not have any such deposits in excess of those limits as of June 30, 2026 and December 31, 2025.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Accounts receivable	$922,680	$923,065
Less allowance for doubtful accounts	(50,000)	-
Subtotal	872,680	923,065
As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the receivables associated with USS are reported in the Assets of Discontinued Operations caption on the balance sheet.	-	(77,515)
Accounts receivable, net	$872,680	$845,550

Two clients represented 10% and 11% of the total accounts receivable outstanding as of June 30, 2026 and no client represented more than 10% of revenues for the three and six months then ended. No individual client represented more than 10% of the total accounts receivable outstanding as of December 31, 2025 nor did any represent more than 10% of revenues for the three and six months ended June 30, 2025.

Bad debt expense was $50,000 for the three and six months ended June 30, 2026 and zero for the three and six months ended June 30, 2025.

Page 17 of 46

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Vehicles	$155,809	$140,000
Accumulated depreciation	(71,976)	(23,333)
Property and equipment, net	$83,833	$116,667

Depreciation expense totaled $23,333 and $48,643 for the three and six months ended June 30, 2026, respectively, and $5,690 and $16,550 for the three and six months ended June 30, 2025, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Customer contracts and relationships	$1,371,000	$1,371,000
Accumulated amortization	(485,563)	(142,813)
Intangible assets, net	$885,437	$1,228,187

Amortization expense totaled $171,375 and $342,750 for the three and six months ended June 30, 2026, respectively, and zero and zero for the three and six months ended June 30, 2025, respectively.

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	2026	2025
Accounts payable and accrued liabilities	$1,969,654	$1,677,846
Payroll tax liabilities	997,053	997,143
Accrued interest liabilities	1,657,188	1,420,030
Subtotal	4,623,895	4,095,019
As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the liabilities associated with USS are reported in the Liabilities of Discontinued Operations caption on the balance sheet.	-	(877,514)
Accounts payable and accrued liabilities, net	$4,623,895	$3,217,505

Page 18 of 46

NOTE 10 – NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2026 and December 31, 2025:

		2026	2025
a)	On October 31, 2025 and as further described in Note 3, Acquisition and Dispositions, Centinela issued a note in the amount of $140,000 in connection with the purchase of several vehicles for that same amount. The note is collateralized by the vehicles, has no stated interest rate, and requires eighteen monthly payments of $7,778.	$93,333	$132,333

b)	On September 15, 2022, Gladiator issued a note in the amount of $150,000 to Kapitus Servicing, Inc. wherein Gladiator agreed to repay the note in weekly installments of $3,003 consisting of principal and interest over a 15-month period resulting in an effective interest rate of 24% per annum. The Company fell behind in payments and presently the parties are in litigation with Kapitus in connection with this note and other business matters.	122,973	122,973

c)	On September 23, 2021, USS issued a note in the amount of $637,500 to an individual named Henry Sierra in connection with his separation from USS and the repurchase of certain equity interests held by him. Ultimately the principal amount was reduced to $231,955 and in connection with the acquisition of USS in 2021 this note was assigned a value of $148,946. On February 28, 2026 and as described in Note 3, Acquisitions and Dispositions, the Company sold 100% of its equity interest in USS.	-	148,946

Subtotal		216,306	404,141

As described in Note 4, Basis of Presentation and Summary of Significant Accounting Policies - Discontinued Operations, the liabilities associated with the USS note payable described in “c” above is reported in the Liabilities of Discontinued Operations caption on the balance sheet.		-	(148,946)

Notes payable, net		$216,306	$255,195

NOTE 11 – NOTES PAYABLE DUE TO A RELATED PARTY

Notes payable due to a related party consisted of the following as of June, 2026 and December 31, 2025:

		2026	2025
a)	On April 13, 2026, Sentinel issued a promissory note in the principal amount of $60,000 to a related party, the Company’s President and CEO, which matured on June 12, 2026 and accrues interest at 6% per annum. As this note was not repaid upon maturity, effective that date it began to accrue a penalty at the rate of $15,000 per month. The Company has accrued interest and penalty totaling $919 and zero in connection with this note as of June 30, 2026 and December 31, 2025, respectively, and classified such amounts in the Accounts Payable and Accrued Expenses.	$60,000	$-

b)	On April 30, 2026, Sentinel issued a promissory note in the principal amount of $15,000 to a related party, the Company’s President and CEO which matured on June 29, 2026 and accrues interest at 6% per annum. As this note was not repaid upon maturity, effective that date it began to accrue a penalty at the rate of $15,000 per month. The Company has accrued interest and penalty totaling $781 and zero in connection with this note as of June 30, 2026 and December 31, 2025, respectively, and classified such amounts in Accounts Payable and Accrued Expenses.	15,000	-

Notes payable due to a related party		$75,000	$-

Page 19 of 46

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of June, 2026 and December 31, 2025:

	2026	2025
On February 8 and 26, 2021, Gladiator issued two promissory notes in the total principal amount of $35,000 to Pink Holdings which accrued interest at 6% per annum and matured one year after issuance. The Company has accrued interest totaling $11,265 and $10,224 in connection with these notes as of June 30, 2026 and December 31, 2025, respectively, and classified such amounts in Accounts Payable and Accrued Expenses.	$35,000	$35,000

These notes contain terms which provide the holder with the option to convert any portion of the outstanding principal and accrued interest amounts into fully paid and non-assessable shares of common stock of the Company at 10% of the lowest trading price during the five trading days period immediately prior to the conversion date. Since these notes contain an embedded conversion feature with a conversion price that could result in the issuance of an indeterminate amount of shares of common stock in the future, such feature has been bifurcated from the notes and accounted for as a derivative liability as described in Note 15, Derivative Liabilities.

NOTE 13 – LOANS PAYABLE

Loans payable consisted of the following as of June 30, 2026 and December 31, 2025:

		2026	2025
a)	On March 3, 2021, Gladiator entered into a loan agreement with the Small Business Administration in the amount of $67,800. This loan accrues interest at the annual rate of 3.75% and matures on March 3, 2051. The Company has accrued interest of $13,541 and $ 12,289 in connection with this loan as of June 30, 2026 and December 31, 2025, respectively. Such principal and accrued interest has been classified in Long Term Liabilities.	$67,800	$67,800

b)	On September 16, 2022, Gladiator entered into a loan agreement with Pinnacle Business Funding, LLC wherein it borrowed $145,500 and agreed to repay the loan in weekly payments of $6,328. The Company has not fully complied with the terms of this agreement and payments totaling $24,000 remain outstanding as of June 30, 2026 and December 31, 2025.	24,000	24,000

c)

On December 9, 2022, Gladiator entered into a loan agreement with Quattro Capital in the amount of $250,000 in connection with the financing of inventory purchases. The note was collateralized by such inventory, accrued interest at the rate of 150% per annum, and required repayment within sixty days. When not repaid upon maturity, the interest rate increased to $1,200 per day resulting in an effective interest rate of approximately 175% per annum. The Company has accrued interest of $1,493,617 and $1,276,417 in connection with this note as of June 30, 2026 and December 31, 2025, respectively, and classified such amounts in the Accounts Payable and Accrued Expenses.

		250,000	250,000

	Total	$341,800	$341,800

Consistent with the terms and circumstances described above, these loans payable principle amounts have been classified on the Company’s balance sheet as follows:

Current liabilities	$274,000	$274,000
Long term liabilities	67,800	67,800
Total	$341,800	341,800

Page 20 of 46

NOTE 14 – FACTORING AGREEMENT

On March 26, 2026, Centinela entered into a factoring agreement with the United Capital Funding Group, LLC (“United”) under which it may factor client invoices and obtain advances up to $500,000 under the following terms and conditions:

a)	Eligible client invoices are determined at the discretion of United and transferred/factored by Centinela to United with full recourse;

b)

Centinela receives advances from United at the rate of 85% of the face value of such factored invoices. Simultaneously, United withholds 15% of such advances in a “reserve account” for the benefit of Centinela;

c)	Payments made by Centinela clients related to such factored invoices are remitted by such clients directly to United;

d)

Interest accrues on the outstanding advances at the Prime Rate as published in the Wall Street Journal plus 2.25% with a floor of 6.6% and such amounts are payable on the first of each month in arrears;

e)	Factoring fees accrue on the face amount of factored invoices at the annual rate of 6% and are deducted from the reserve account every thirty days; and

f)

Such interest and factoring fees continue to accrue until the subject invoice is paid in full. At that time, United takes the difference between the amount received from the client and the amount originally advanced by United to Centinela, adjusts that difference for any earned but unpaid interest and factoring fees, remits the adjusted difference to Centinela, and then closes the transaction.

Amounts outstanding under this agreement are guaranteed by Sentinel, Centinela’s parent corporation.  This agreement expires on March 26, 2027 and automatically renews for successive one-year terms unless Centinela provides United with written notice of termination at least sixty days prior to the end of then then existing term.

Centinela has not factored any invoices under this agreement and, therefore, there is no balance outstanding in connection with this facility as of June 30, 2026.

NOTE 15 – DERIVATIVE LIABILITIES

The notes described in Note 12, Convertible Notes Payable, contained embedded conversion options with a conversion price that could result in the issuance of an indeterminate amount of shares of common stock in the future to settle the host contract. Accordingly, the embedded conversion options were bifurcated from the convertible notes and treated as separate liabilities. The fair value of such liability amounts was calculated using “Level 3” type inputs (as described in Note 4, Summary Of Significant Accounting Policies - Fair Value Of Financial Instruments) and marked to market at the end of each reporting period.

The Company estimated the fair value of its embedded conversion option liabilities as of June 30, 2026 and 2025 utilizing the following inputs:

	2026	2025

Expected term (in years)	1.0	1.0
Volatility	80%	64%
Dividends	None	None
Risk-free interest rate	4.0%	4.0%

The Company recorded derivative liabilities as of June 30, 2026 and December 31, 2025 as follows:

	2026	2025

Derivative liabilities	$316,404	$392,747

The changes in derivative liabilities during the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025

Beginning of period	$392,747	$338,061
Mark-to-market adjustment	(76,343)	(15,351)
End of period	$316,404	$322,710

Page 21 of 46

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Lease Liabilities

The tables below present information regarding the Company’s operating lease and liability as of June 30, 2026 and December 31, 2025:

	2026	2025
Assets and liabilities:
Operating lease right-of-use asset	$-	$175,450
Operating lease liability	$-	$207,808
Weighted average remaining lease term (in years)	-	2.1
Weighted average discount rate	-	8.0%

Components of lease expense:
Amortization of right-of-use operating lease asset	$-	$84,216
Lease liability in connection with obligation payment	-	20,300
Total operating lease cost	$-	$104,516

Consulting Agreements

Effective October 15, 2025 and in connection with the acquisition discussed in Note 3, Acquisitions and Dispositions, Centinela entered into a consulting agreement with the seller of that business through April 15, 2026 wherein it is obligated to compensate that individual $50,000 per month. The amount due to that individual consisting of services provided less payments made by Centinela is $125,000 as of June 30, 2026.

Effective October 28, 2025, Sentinel entered into a consulting agreement with Padang Padang, Ltd (“Padang”), a related party, through October 2026 wherein Sentinel is obligated to compensate Padang $20,000 per month. Remaining payments due to Padang under the terms of this agreement total $71,500 as of June 30, 2026.

Legal Matters

The Company, as previously indicated, is subject to litigation claims arising in the ordinary course of business. In that regard, the Company has assessed each matter individually and has recorded aggregated estimated liabilities for litigation claims of $361,331 and $347,325 as of June 30, 2026 and December 31, 2025, respectively. The Company is not aware of any litigation, pending litigation, or other transactions that, in the opinion of management, would require additional estimated liabilities or specific disclosure as of those dates to prevent the financial statements from being misleading.

Page 22 of 46

NOTE 17 – STOCKHOLDERS’ EQUITY (DEFICIT)

a)	Preferred and Common Stock

The Company had two classes of stock authorized (Preferred Stock and Common Stock) and three classes of stock issued and outstanding (Preferred Stock Series A, Preferred Stock Series B, and Common Stock) as of June 30, 2026 and December 31, 2025. The rights and preferences of each are summarized as follows:

i)	Preferred Stock

Number of shares authorized	10,000,000
Par value	$0.001
Voting rights	None
Dividend rights	None
Redemption rights	None
Conversion rights	None
Liquidation preference	None

ii)	Preferred Stock Series A

Number of shares authorized	2,000,000
Number of shares issued and outstanding as of:
June 30, 2026	2,000,000
December 31, 2025	2,000,000
Par value	$0.001
Voting rights	30 votes per share
Dividend rights	None
Redemption rights	None
Conversion rights	None
Liquidation preference	None

iii)	Preferred Stock Series B

Number of shares authorized	1,000,000
Number of shares issued and outstanding as of:
June 30, 2026	75,000
December 31, 2025	75,000
Par value	$0.001
Voting rights	10 votes per share
Dividend rights	None
Redemption rights	None
Conversion rights	50 common shares per share
Liquidation preference	None

iv)	Common Stock

Number of shares authorized	90,000,000
Number of shares issued and outstanding as of:
June 30, 2026	9,690,429
December 31, 2025	9,690,429
Par value	$0.001
Voting rights	1 vote per share
Dividend rights	None
Redemption rights	None

Page 23 of 46

b)	Financing Activities

The Company issued shares of preferred stock, common stock, and warrants in connection with financing activities during the six months ended June 30, 2026 and the years ended December 31, 2025 and 2024. Such activities are summarized as follows:

During the six months ended June 30, 2026:

On February 3, 2026, the Company sold 350,000 Warrant Units to a private investor at $1.00 per Unit and received cash proceeds of $350,000. Each Unit consists of one Pre-Funded Warrant to purchase one share of Common Stock at $0.001 per share. All warrants were fully vested upon issuance and the warrant agreement did not specify an expiration date

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

Quantity of Preferred Stock Series B shares issued	15,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	750,000
Cash offering price of common shares	$1.00
Value of Preferred Stock Series B issued	$750,000

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

Such Units, and specifically the Pre-Funded Warrants contained within, were accounted for as equity instruments in accordance with the provisions of ASC 815-40-25 because:

•	The warrants are indexed to the Company’s common stock;
•	The Company is not required to settle the warrants with cash;
•	The Company has sufficient authorized and unissued common shares available to settle the warrants; and
•	The warrants contain an explicit limit on the number of common shares to be issued upon settlement.

Page 24 of 46

v)	On October 28, 2025, the Company issued 1,600,000 shares of Preferred Stock Series A to a related party as partial compensation valued at $1,600 for consulting services as further described in Note 22, Related Party Ownership and Related Party Transactions.

Shares of Preferred Stock Series A have voting rights, but they do not accrue dividends nor do they have any redemption rights, conversion rights, or liquidation preferences. Therefore, consistent with previous accounting for such issuances, such shares were valued at their par value of $0.001 per share.

vi)	On October 30, 2025, the Company issued 10,000 shares of Preferred Stock Series B to a related party, the Company’s President and CEO, as compensation valued at $500,000 for services performed in connection with an acquisition in October 2025 as further described in Note 3, Acquisitions and Dispositions, and Note 22, Related Party Ownership and Related Party Transactions. This amount was recorded as an expense in the statement of operations and classified in general and administrative expenses.

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

Quantity of Preferred Stock Series B shares issued	10,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	500,000
Cash offering price of common shares	$1.00
Value of Preferred Stock Series B issued	$500,000

vii)	On December 12, 2025, the Company adopted the 2025 Sentinel Equity Incentive Plan and approved the issuance of 184,000 shares of Common Stock to employees with a fair value of $184,000 in recognition of services rendered.

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

ii)

On April 8, 2024 and as more fully described in Note 22, Related Party Ownership and Related Party Transactions, the Company issued 550,000 warrants to Padang, a related party and the Company’s majority shareholder, for the purchase of 550,000 shares of Common Stock at $3.50 per share valued at $1,138,500 as compensation for consulting services. All warrants were fully vested upon issuance and expire on April 8, 2026.

Page 25 of 46

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

v)	On August 26, 2024, the Company issued 35,000 shares of common stock at $1.00 per share to private investors and received cash proceeds of $35,000.

vi)	On September 6, 2024, the Company issued 50,000 shares of Preferred Stock Series B to Padang, a related party and the Company’s majority shareholder, as compensation valued at $2,500,000 for consulting services as further described in Note 22, Related Party Ownership and Related Party Transactions.

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

Quantity of Preferred Stock Series B shares issued	50,000
Conversion ratio of Preferred Stock Series B into Common Stock	50
Equivalent quantity of common shares	2,500,000
Cash offering price of common shares	$1.00
Value of Preferred Stock Series B issued	$2,500,000

vii)	On October 30, 2024, the Company sold a total of 20,000 Units to private investors at $1.00 per Unit, issued 20,000 shares of Common Stock, and received cash proceeds of $20,000.

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

Page 26 of 46

	ix)	On December 9, 2024, the Company issued 50,000 shares of common stock at $1.00 per share to private investors and received cash proceeds of $50,000.

c)	Warrant Activities

Warrant activities described in detail in the preceding section for the six months ended June 30, 2026 and for the years ended December 31, 2025 and 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	Of	Exercise	Term	Intrinsic
	Warrants	Price	(In Years)	Value
Outstanding and exercisable as of January 1, 2024	1,000,000	$3.50	1.6	$2,500,000
Issued during 2024	1,270,000	$3.50	2.2	n/a
Outstanding and exercisable as of December 31, 2024	2,270,000	$3.50	2.1	$3,382,300
Issued during 2025	3,370,000	$1.75	5.1	n/a
Outstanding and exercisable as of December 31, 2025	5,640,000	$2.45	3.3	$20,954,615
Issued during 2026	350,000	$0.01	-	n/a
Expired during 2026	(550,000)	$3.50	-	n/a
Outstanding and exercisable as of June 30, 2026	5,440,000	$2.45	2.8	$8,377,600

The aggregate intrinsic value was calculated using $6.00, $4.99, $6.17, and $3.99 per share for January 1, 2024, December 31, 2024, December 31, 2025, and June 30, 2026, respectively.

NOTE 18 – REVENUE

The Company derived revenue exclusively from services during the six months ended June 30, 2026 and 2025.

Revenue is recognized in accordance with accounting policy previously discussed and most clients are invoiced on a weekly basis. There are no right-of-return considerations and uncollectable receivables are minimal to non-existent.

NOTE 19 – BUSINESS REASSESSMENT AND REPOSITIONING ADJUSTMENTS

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

d)

Initiatives discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on June 5, 2026 consisting of:

•	The establishment of a new Management Team;
•	The launch of a growth strategy;
•	The ongoing pursuit of additional acquisitions; and
•	The ongoing pursuit of additional financing to fund such growth strategies and acquisitions.

Page 27 of 46

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

Those adjustments recorded during the quarter ended December 31, 2025 consisted of the following:

Certain payroll and payroll tax liabilities which had accumulated over time, whose origins are uncertain, and Management has deemed to be unnecessary	$2,109,240
Miscellaneous operational related items	96,052
Total	$2,205,292

Management continues to assess the propriety of certain other assets and liabilities carried on its balance sheet as of June 30, 2026 in light of the circumstances described above and may elect to make further adjustments related thereto in the future.

NOTE 20 – INCOME TAXES

The components of deferred tax assets and liabilities as of June 30, 2026 and December 31, 2025 were approximately as follows:

	2026	2025
Bad debt	$26,000	$12,000
Amortization of ROU lease	-	36,000
Amortization of debt discount	433,000	433,000
Share based payments	1,295,000	1,295,000
Impairment expense	584,000	584,000
Change in the fair value of derivative liability	40,000	61,000
Net operating loss carryforward	306,000	1,964,000
Other	18,000	12,000
Total deferred tax assets	4,702,000	4,397,000
Less valuation allowance	(4,702,000)	(4,397,000)
Net deferred tax asset recorded	$-	$-

The components of the income tax benefit and related valuation allowance for the six months ended June 30, 2026 and 2025 was approximately as follows:

	2026	2025
Current	$-	$-
Deferred	(342,000)	(99,000)
Total income tax provision (benefit)	(342,000)	(99,000)
Less valuation allowance	342,000	99,000
Income tax provision (benefit)	$-	$-

Page 28 of 46

A reconciliation of the provision for income taxes for the six months ended June 30, 2026 and 2025 as compared to statutory rates was approximately as follows:

	2026	2025
Federal income tax benefit - 21.4%	$(234,000)	(68,000)
State income tax benefit - 9.9%	(108,000)	(31,000)
Subtotal	(342,000)	(99,000)
Change in valuation allowance	342,000	99,000
Income tax provision (benefit)	$-	$-

Federal net operating loss carryforwards at June 30, 2026 and December 31, 2025 were approximately $8,235,000 and $7,013,000, respectively.

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026 and 2025, the valuation allowance increased (decreased) by approximately $343,000 and $45,000, respectfully. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company has determined that it had a change of control issue for the year ended December 31, 2021, that will limit the future use of the NOL carryforwards of approximately $3,006,000 as of December 31, 2021. As of June 30, 2026, the remaining federal NOL carryforwards of approximately $5,229,000 which were generated after 2017 may only be used to offset 80% of future taxable income and may carried forward indefinitely until fully utilized.

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

The Company files corporate income tax returns in the United States and California. Due to the Company's net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of June 30, 2026 and December 31, 2025, there are no unrecognized tax benefits and there are no accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 21 – EARNINGS PER SHARE

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. No exercise of outstanding stock options, warrants, or conversion of eligible debt and/or preferred stock is assumed as the effect of including such common share amounts would be anti-dilutive.

Page 29 of 46

The following table summarizes the common share equivalents outstanding which have been excluded from the number of shares used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Preferred stock - Series B	3,750,000	3,250,000	3,750,000	3,250,000
Warrants	5,440,000	2,270,000	5,440,000	2,270,000
Income from discontinued operations, net of tax	9,190,000	5,520,000	9,190,000	5,520,000

NOTE 22 – RELATED PARTY OWNERSHIP AND RELATED PARTY TRANSACTIONS

a)	Related Party Ownership

As of June 30, 2026, Padang Padang, Ltd (Padang) owned 2,000,000 shares of the Company’s Preferred Stock Series A and 50,000 shares of Preferred Stock Series B. Therefore, Padang controls, on a fully diluted and fully converted basis, an aggregate of 62,500,000 voting rights representing 80% of the Company’s total voting power.

Accordingly, Padang has the ability to significantly influence or determine the outcome of matters submitted to a vote of the Company’s stockholders, including the election of directors and significant corporate transactions.

b)	Related Party Transactions

i)	On September 6, 2024 and as more fully described in Note 17(b), Shareholder Equity (Deficit) - Financing Activities - During the year ended December 31, 2024 (vi), the Company entered into a consulting agreement with Padang, the Company’s majority shareholder a related party, for a one-year period wherein the Company agreed to provide compensation to Padang in the form of the issuance of 50,000 shares of Preferred Stock Series B.

ii)	On October 28, 2025 and as more fully described in Note 16, Commitments and Contingencies, and Note 17(b), Shareholder Equity (Deficit) - Financing Transactions, the Company entered into a consulting agreement with Padang for a one-year period wherein the Company agreed to compensate Padang $20,000 per month and issue 1,600,000 shares of Preferred Stock Series A.

iii)	On October 30, 2025 and as more fully described in Note 3, Acquisitions and Dispositions, and Note 17(b), Shareholder Equity (Deficit) - Financing Transactions, the Company issued 10,000 shares of Preferred Stock Series B to a related party, the Company’s President and CEO, as compensation for services performed in connection with the acquisition of the Opsec business.

iv)	On April 13 and 30, 2026 and as more fully described in Note 11, Notes Payable Due To Related Party, Sentinel issued two promissory notes in the total principal amount of $65,000 to the Company’s President and CEO.

NOTE 23 – SUBSEQUENT EVENT

On July 24, 2026, Sentinel issued a promissory note in the principal amount of $150,000 to Breaking Beacons, Inc. which accrues interest at the rate of 4.36% per annum and matures on August 22, 2026. This note is not collateralized by any assets or officers of the Company or guaranteed by any third party.

Page 30 of 46

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

Our Business and Recent Developments

During the six months ended June 30, 2026 and the years ended December 31, 2025 and 2024, the Company’s primary business focused upon providing armed and unarmed security services through its Centinela and USS subsidiaries. They offer professional security personnel and services, including on-site protection, mobile patrol, and event security, enhanced by smartphone-based security applications. They operate primarily in California and serve a diverse clientele, including businesses, residential communities, and event organizers.

Page 31 of 46

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

Effective October 16, 2025 and through its newly formed Centinela subsidiary, the Company acquired the client contracts for professional security services of an entity located in California for cash consideration of $650,000 plus additional cash of $150,000 which was due on April 16, 2026 as those contracts continued to perform through that date as warranted by seller. Effective on the closing date, the Company combined the day-to-day activities of USS with Centinela for logistical and operational purposes.

Effective December 31, 2025 and as more fully described in Note 19, Business Reassessment and Repositioning Adjustment, to the Company’s financial statements included elsewhere in this document, Management evaluated the propriety of certain assets and liabilities previously carried on its balance sheet and made adjustments thereto. Such adjustments had the net effect of recording a Business Reassessment and Repositioning Adjustment benefit of $2,205,292 in the Consolidated Statement of Operations for the year then ended. Management continues to assess the propriety of certain other liabilities carried on its balance sheet as of June 30, 2026 in light of the circumstances described in that footnote and may elect to make further adjustments related thereto in the future.

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

Page 32 of 46

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

Page 33 of 46

Liquidity

We manage liquidity risk by monitoring on an ongoing basis several key financial factors such as our operational forecasts, actual operating results, cash flows, and the resulting financial position.

The following table summarizes several selected key financial factors as of and for the six months ended June 30, 2026 and 2025:

	2026	2025

Revenue	$2,124,471	$1,724,272

Net income (loss) available to common shareholders	$(1,092,818)	$(1,978,532)

Cash flows:
Net cash provided by (used in) operating activities	$(421,383)	$(419,522)
Net cash provided by (used in) investing activities	(15,808)	(8,500)
Net cash provided by/(used in) financing activities	386,111	205,820
Net increase (decrease) in cash	(51,080)	(222,202)
Cash balance - Beginning of period	197,165	222,202
Cash balance - End of period	$146,085	$-

Working capital surplus (deficit)	$(4,501,101)	$(4,287,908)

Revenue And Net Income (Loss)

The improvement to revenue and the decrease in net loss available to common shareholders are generally attributable to the acquisition of the Opsec business in October 2025 and the gain on the sale of the USS subsidiary in February 2026. Such items and others are discussed in detail in the Results of Operations section appearing below.

Operating Activities

Cash used by operating activities of $421,383 during the six months ended June 30, 2026 was primarily attributable to a net loss of $1,115,489 which was adjusted upward by $1,324,397 for the net change in operating assets and liabilities and adjusted downward by $630,291 for the net amount of non-cash income and expense items which consisted primarily of the gain of $995,340 on the sale of the USS subsidiary.

Cash used by operating activities of $419,522 during the six months ended June 30, 2025 was primarily attributable to a net loss of $2,006,886 which was adjusted upward by $829,157 for the net change in operating assets and liabilities and further adjusted upward by $758,207 for the net amount of non-cash income and expense items which consisted primarily of the expense of $750,000 for consulting services which were paid for by the issuance of warrants.

Investing Activities

Cash used in investing activities of $15,808 and $8,500 during the six months ended June 30, 2026 and 2025, respectfully, related exclusively to the acquisition of property and equipment.

Financing Activities

Cash provided by financing activities of $350,000 during the six months ended June 30, 2026 was attributable to the sale of warrants to a private investor.

Cash provided by financing activities of $205,820 during the six months ended June 30, 2025 was primarily attributable to net borrowings in connection with several different notes and loans.

Page 34 of 46

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

Results of Operations

The results of operations for the three and six months ended June 30, 2026 and 2025 are summarized in the table below and discussed in the following paragraphs. Such amounts have not been adjusted for the reclassification of discontinued operations in the interest of clarity and all amounts in the following table and the related commentary have been rounded to the nearest thousand. Any apparent addition or subtraction errors in the table below are the result of rounding.

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025	Change	2026	2025	Change

Revenue	$2,124	$878	142%	$4,367	$1,724	153%
Cost of revenues	2,089	659	217%	4,210.	1,470	186%
Gross profit	35	219	(84)%	157	254	(38)%
General and administrative expenses	1,096	1,465	(27)%	2,093	2,041	1%
Income (loss) from operations	(1,061)	(1,246)	(17)%	(1,935)	(1,787)	7%
Other income (expense)	(98)	(143)	(31)%	820	(220)	*
Income (loss) including non-controlling interest	(1,158)	(1,389)	(18)%	(1,115)	(2,007)	(46)%
Non-controlling interest	(12)	(17)	(29)%	(23)	(28)	(18)%
Net income (loss) available to common shareholders	$(1,147)	$(1.371)	(18)%	$(1,093)	$(1,979)	(46)%

* - Not meaningful

Revenues

The $2,643,000 or 153% increase in revenues during the six-month period ended June 30, 2026 versus the comparable period in the prior year is attributable to the acquisition of the Opsec business in October 2025 and a 2026/2027 growth strategy consisting of the competitive pricing of services during 2026 to stimulate growth in top line revenue, establish a formidable presence in the California marketplace, and develop relationships with new key clients with the intent of selling additional services and higher margin services in the future. The $1,246,000 or 142% change in revenues during the three-month periods ending on those same dates is comparable in magnitude and is also attributable to the acquisition of the Opsec business and the 2026/2027 growth strategy.

Page 35 of 46

Cost of Revenues

The $2,740,000 or 186% increase in cost of revenues during the six-month period ended June 30, 2026 versus the comparable period in the prior year is attributable to the acquisition of the Opsec business in October 2025 and the 2026/2027 growth strategy discussed in the Revenue section above. The $1,439,000 or 217% change in cost of revenues during the three-month periods ending on those same dates is somewhat higher from a percentage perspective and is also attributable to the 2026/2027 growth strategy discussed in the Revenue section above.

Gross Profits

The $97,000 or 38% decrease in gross profits during the six-month period ended June 30, 2026 versus the comparable period in the prior year is attributable to the 2026/2027 growth strategy discussed in the Revenue section above. The $184,000 or 84% decrease in gross profits during the three-month periods ending on those same dates clearly demonstrates the Company’s investment in the 2026/2027 growth strategy discussed in the Revenue section above.

General and Administrative

The $52,000 or 1% increase in general and administrative expenses during the six-month period ended June 30, 2026 versus the comparable period in the prior year was minimal and is attributable to a reduction in the reliance upon external consultants for fundraising and other purposes as well as cost control and expense reduction initiatives. The $369,000 or 27% decrease in general and administrative expenses during the three-month periods ending on those same dates illustrates the effectiveness of those expense reduction initiatives.

Loss From Operations

The $148,000 or 7% increase in loss from operations during the six-month period ended June 30, 2026 versus the comparable period in the prior year is directly attributable to the $97,000 decrease in gross profits and the $52,000 increase in general and administrative expenses discussed in the sections immediately above. The $185,000 or 17% decrease in loss from operations during the three-month periods ending on those dates is directly attributable to the $184,000 decrease in gross profits offset by the $369,000 decrease in general and administrative expenses discussed in the sections immediately above.

Other Income (Expense)

The $1,040,000 swing to other income of $820,000 during the six-month period ended June 30, 2026 from other expense of $220,000 during the comparable period in the prior year is directly attributable to a gain of $997,000 on the sale of the USS subsidiary in February 2026. In the absence of that gain, the majority of the amount in this caption for all periods consists primarily of interest expense which remains relatively unchanged from each reporting period to the next.

Net Income (Loss) From Continuing Operations Including Non-Controlling Interest

The $892,000 or 46% decrease in this caption during the six-month period ended June 30, 2026 versus the comparable period in the prior year as well as the $231,000 or 18% decrease in this caption during the three-month period ended June 30, 2026 versus the comparable period in the prior year are directly attributable to the combined changes in the Loss From Operations and the Other Income (Expense) captions discussed immediately above.

Non-Controlling Interest

The $5,000 or 18% decrease in this caption during the six-month period ended June 30, 2026 versus the comparable period in the prior year as well as the $5,000 or 29% decrease in this caption during the three-month period ended June 30, 2026 versus the comparable period in the prior year are directly attributable to the reduced losses experienced by Gladiator, the Company’s subsidiary wherein there is a 13% non-controlling interest.

Page 36 of 46

Net Income (Loss) Available to Common Shareholders

The $886,000 or 46% decrease in this caption during the six-month period ended June 30, 2026 versus the comparable period in the prior year as well as the $224,000 or 18% decrease in this caption during the three-month period ended June 30, 2026 versus the comparable period in the prior year are directly attributable to the combined changes in the Net Income (Loss) From Continuing Operations Including Non-Controlling Interest and the Non-Controlling Interest captions discussed immediately above.

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

•	Basis of Presentation;
•	Use of Estimates and Assumptions;
•	Principles of Consolidation and Non-Controlling Interest;
•	Fair Value of Financial Instruments;
•	Revenue Recognition; and
•	Income Taxes

Critical accounting estimates consist primarily of those described in Note 19, Business Reassessment and Repositioning Adjustment, and Note 20, Income Taxes, in the Company’s financial statements included elsewhere in this Quarterly Report.

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

Page 37 of 46

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

Our Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control-Integrated Framework. Management concluded that our internal control over financial reporting was not effective as of June 30, 2026.

Page 38 of 46

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

Page 39 of 46

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2026, the Company was engaged in litigation with several parties as described below:

1)	Strategic Funding Source, Inc. d/b/a Kapitus, a New York corporation as Plaintiff against Gladiator Solutions, Inc. an Arizona corporation, Sentinel Holdings Ltd, a Nevada corporation, and Matthew C. Materazo an individual (Case No. 24cv438754), with an unlimited Civil Cross Complaint Gladiator Solutions, Inc. an Arizona corporation, Sentinel Holdings Ltd, a Nevada corporation, Cross-Complainants vs. Matthew C. Materazo

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

2)	James Martime Holdings, Inc. v. Matthew Materazo (Case No. C24-01956)

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

Page 40 of 46

5)	Mercy Falls LLC v. United Security Specialists, Inc. (Case No. 25CV468267)

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

7)	Foxcroft and Sentinel v. Rajan, et al.; Court of Comon Please, Philadelphia County, First Judicial District of Pennsylvania, Trial Division – Civil (Case No. 26020185)

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

Page 41 of 46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026 and the years ended December 31, 2025, and December 31, 2024, the Company conducted the following sales of unregistered securities pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Company used all such amounts for working capital and operating purposes.

During the six months ended June 30, 2026:

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

d)

On September 24, 2025, the Company issued 1,600,000 shares of Preferred Stock Series A with an estimated fair value of $1,600 to Padang, a related party, in exchange for consulting services. Shares of Preferred Stock Series A have voting rights, but they do not accrue dividends nor do they have any liquidation preferences, redemption rights, or conversion rights.

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

Page 42 of 46

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

g)

On September 6, 2024, the Company issued 50,000 shares of Preferred Stock Series B with an estimated fair value of $2,500,000 ($50/share) as a consulting fee to Padang, a related party and its majority shareholder.

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

Page 43 of 46

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

Related Party Controlling Stockholder

As of June 30, 2026, Padang Padang, Ltd (Padang) owned:

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

There have been no transactions with this stockholder during the six months ended June 30, 2026 or the period thereafter through the date of this report.

Our Internet Website

Our Internet website address is sentinelholdingsltd.net. The information contained on our website, or through it, is not a part of this Quarterly Report. We have provided our website address here solely as an inactive textual reference.

Page 44 of 46

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Page 45 of 46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentinel Holdings Ltd

Date: August 13, 2026	By:	/s/ Kyle Madej
Kyle Madej
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ Kyle Madej	Treasurer, Secretary, and	August 13, 2026
Kyle Madej	Chairman of the Board
(Principal Executive Officer)

Page 46 of 46